Form 10-K
period 2015-12-31
Venture Lending & Leasing VIII, Inc.
filed 2016-03-15
CIK 1642862

FORM 10-K
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended December 31, 2015
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
Commission File Number 000-55449
VENTURE LENDING & LEASING VIII, INC.
(Exact name of registrant as specified in its charter)

Maryland	47-3919702
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

104 La Mesa Drive, Suite 102, Portola Valley, CA 94028
(Address of principal executive offices)
(Zip Code)

Registrant's telephone number, including area code:  (650) 234-4300

Securities Registered Pursuant to Section 12(b) of the Act: None
Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]
Indicate by check mark whether the registrant has (i) filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the  preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendment to this Form 10-K: [X]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [x]	Smaller reporting company [ ]
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [ ] No [X]
As the registrant's shares are not publicly-traded, the aggregate market value of the voting stock held by non-affiliates of the registrant cannot be determined.
The number of shares outstanding of each of the issuer's classes of common stock, as of March 15, 2016 was 100,000.

Documents Incorporated by Reference

Document Description		10-K Part
Specifically Identified Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held	May 11, 2016	III

PART I.

ITEM 1.	BUSINESS
Introduction.
Venture Lending & Leasing VIII, Inc. (the “Fund”) was incorporated in Maryland on May 6, 2015, as a non-diversified, closed-end management investment company electing status as a business development company (“BDC”) under the Investment Company Act of 1940 (“1940 Act”).  The Fund is a wholly owned subsidiary of Venture Lending & Leasing VIII, LLC, a Delaware limited liability company (the “Company”).  The Fund's investment objective is to achieve superior risk-adjusted investment returns. The Fund will primarily provide debt financing to carefully selected venture capital-backed companies; such financing will generally be in the form of secured loans. Secondarily, the Fund may invest in special situations, which are expected to consist principally of convertible and subordinated debt instruments of public and late-stage private companies. In most cases, the Fund will receive warrants to acquire equity securities of the companies in which the Fund invests in connection with the Fund's loans. Prior to commencing its operations on August 12, 2015, the Fund had no operations other than the sale of 100,000 shares of common stock, $0.001 par value to the Company for $25,000 in July 2015. As of December 31, 2015, the Fund meets the requirements, including diversification requirements, to qualify as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986. The Fund expects to eventually elect to be treated for federal income tax purposes as a Regulated Investment Company (“RIC”) under the Internal Revenue Code (the "Code").
The Fund's shares of Common Stock, $.001 par value (“Shares”) are held entirely by the Company.  As capital is required to finance the acquisition of loans, additional capital is provided by the Company.
Investment Program.
General. The Fund’s primary investment strategy for the Fund is to provide debt financing, in the form of secured loans, to carefully selected companies backed by venture capital investors, micro VC funds, strategic investors and angel investors. The Fund’s investment objective is to achieve superior risk-adjusted investment returns. The Fund may invest in special situations, including bridge financing and subordinated debt.  The Fund may also invest in direct equity investment opportunities such as convertible debt, secondary common stock purchases or other equity instruments issued by companies of diverse capitalization and creditworthiness, including, without limitation, early-stage private companies, public and later-stage private companies, and companies undergoing restructuring or recapitalization of their existing debt or equity financing.  In some instances, these companies will have been bootstrapped, without substantial equity investment from investors. This aggregate investment strategy involves a high degree of risk, including: illiquidity of portfolio investments; risk of default by borrowers, many of whom have no or little operating profit or cash flow as of the commencement of a financing transaction; interest rate risk; litigation risk; the speculative nature of investments in warrants for stock or directly in stock; and the risks involved in investing in privately-held and emerging companies. Up to 20% of the aggregate cost of all investments of the Fund (determined cumulatively over the life of the Fund) may be used for special situation investments, which are expected to consist principally of convertible and subordinated debt financing. Up to 10% of the aggregate cost of all investments of the Fund (determined cumulatively over the life of the Fund) may be used for direct equity investments (provided, however, that any amounts paid by the Fund to acquire equity securities pursuant to the receipt or exercise of warrants or stock received in connection with the Fund’s venture loans shall not be taken into account in determining whether such 10% threshold has been met). The Fund will make available significant managerial assistance through its officers to certain companies whose securities are held in the Fund’s portfolio, as described herein under the caption “Regulation.”
The Fund intends to use a buy-and-hold strategy where debt investments are held to maturity. All securities are evaluated on a regular basis to determine whether there should be any change to this strategy. Some debt investments are restructured, which may result in the extension of the original maturity date or other change in the instrument, including but not limited to, conversion of all or part of the instrument to equity. The Fund does not intend to purchase publicly-held securities; however, some publicly held securities may be acquired through warrant exercises, mergers, acquisitions, and IPOs of the companies in which investments are made. Additionally, in some cases, public securities may be issued in conjunction with loans made to public companies. When a company’s securities become publicly-traded, the Fund may hold these securities and sell them or may choose to distribute the securities directly to the Members. If held, publicly-traded securities are monitored on an on-going basis, and a variety of factors regarding the issuing company (e.g., trend in stock price, underlying business fundamentals and potential for growth, information regarding the lock-up, etc.) are used to determine when to sell these securities.
As a BDC, the Fund must invest at least 70% of its total assets in qualifying assets (“Qualifying Assets”) consisting of (a) interests in Eligible Portfolio Companies and (b) certain other assets including cash and cash equivalents. An "Eligible Portfolio Company" is a United States company that is not an investment company, as defined, or excluded from the definition of an investment company in Section 3 of the 1940 Act, and that either: (i) does not have a class of securities listed on a national securities exchange, or does have a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million; or (ii) is actively controlled by a BDC and has an affiliate of a BDC on the Eligible Portfolio Company’s Board of Directors; or (iii) has total assets of not more than $4 million and capital and surplus of not less than $2 million; or (iv) meets such other criteria as may be established by the Securities and Exchange Commission ("SEC"). Control under the 1940 Act is presumed to exist where a BDC owns more than 25% of the outstanding voting securities of the Eligible Portfolio Company. Also included in Qualifying Assets are follow-on investments in a company that met the definition of Eligible Portfolio Company at the time of the Fund’s initial investment, but subsequently does not meet such definition because it has a class of securities listed on a national securities exchange, if, at the time of the follow-on investment, the Fund (a) owns at least

50% of (i) the greatest number of equity securities of such company, including securities convertible into or exchangeable for such securities, and (ii) the greatest amount of certain debt securities of such company held by the Fund at any time during the period when such company was an Eligible Portfolio Company, and (b) is one of the twenty largest holders of record of the company’s outstanding voting securities. The Fund may invest up to 30% of its total assets in non-Qualifying Assets, including interests in companies that are not Eligible Portfolio Companies (for example, because the company’s securities are quoted on the NASDAQ Global Market (“NASDAQ”)) and Eligible Portfolio Companies as to which the Fund does not offer to make available significant managerial assistance. As of December 31, 2015, the percentage of non-qualifying investments in the Fund was 0%.
BDCs cannot acquire any assets other than those Qualifying Assets described in subparagraphs (1) through (8) below unless, at the time of the acquisition, the assets described in subparagraphs (1) through (8) below represent 70% of the value of the BDC's total assets (the “70% basket”).  Below is a general summary of Qualifying Assets in which the Fund may invest.
1.  Securities issued in transactions not involving a public offering from issuers which are Eligible Portfolio Companies (including affiliated persons or persons that have been affiliated persons within the preceding 13 months) or from any other person, subject to such rules and regulations as the Commission may prescribe.
2.  Securities purchased in transactions not involving any public offering from an issuer, or from any person who is an officer or employee of the issuer, if the issuer is a U.S. company that is not an investment company, but the issuer is not an Eligible Portfolio Company because it has issued a class of margin securities that is eligible for margin loans, and at the time of purchase the BDC owns at least 50% of (i) the greatest number of equity securities (on a fully diluted basis) of the issuer and (ii) the greatest amount of such issuer's debt securities held by the BDC at any point in time during the period when such issuer was an Eligible Portfolio Company, and, (iii) the BDC is one of the 20 largest holders of the issuer's outstanding voting securities.
3.  Securities of any Eligible Portfolio Company that is controlled by the BDC (either alone or as part of a group acting together) and the BDC exercises a controlling influence over the management or policies, and has an affiliated person who is a director of, the Eligible Portfolio Company;
4.  Securities issued in transactions not involving a public offering from U.S. non-investment company issuers subject to bankruptcy, reorganization, insolvency or similar proceeding or otherwise unable to meet their obligations without assistance (purchase may be made from affiliated persons or persons that have been affiliated persons within the preceding 13 months or in limited circumstances other persons);
5.  Securities of an Eligible Portfolio Company purchased from any person in transactions not involving a public offering when no public market for the securities exists and the BDC owned at least 60% of the outstanding equity (on a fully diluted basis) of the issuer immediately prior to the purchase;
6.  Securities received in exchange for or distributed with respect to the foregoing securities (including securities obtained pursuant to the exercise of options, warrants or rights relating to such securities);
7.  Cash, cash items, U.S. Government securities or high-quality debt securities maturing in one year or less from the time of investment; or
8.  Office furniture and equipment, interests in real estate, deferred organization and operating expenses, and other non-investment assets necessary and appropriate to the BDC's operations.
"Making available significant managerial assistance" is defined under the 1940 Act, in relevant part, as (i) an arrangement whereby the business development company, through its officers, directors, employees or general partners, offers to provide and, if accepted, does provide, significant guidance and counsel concerning the management, operations or business objectives of a portfolio company; or (ii) the exercise by a business development company of a controlling influence over the management or polices of the portfolio company by the business development company acting individually or as part of a group acting together which controls the portfolio company.  The officers of the Fund intend to offer to provide managerial assistance, including advice on equipment acquisition and financing, cash flow and expense management, general financing opportunities, acquisition opportunities and opportunities to access the public securities markets, to the great majority of companies to whom the Fund provides venture loans.  In some instances, directors of the Fund might serve on the Board of Directors or as officers of borrowers.
Venture Loans.  Venture loans generally will be made pursuant to a negotiated loan agreement, and be evidenced by promissory notes secured by specific equipment or other assets of the borrower financed with the proceeds of such loans, or secured by a broader lien on substantially all of the borrower’s assets where the purpose of the loan is to provide growth or general working capital to the borrower. The loans are typically secured by a first-position lien on such assets. The Fund will receive periodic payments (usually monthly) and may receive a final payment equal to a percentage of the original loan amount, payable at maturity of the loan (whether as stated or accelerated). The interest rate and amortization terms of venture loans and all other transaction terms will be individually negotiated between the Fund and each borrower.
The documentation for venture loans will include representations, warranties, covenants and events of default intended to protect the Fund and which are customary for commercial transactions of this type and size. Typical material terms include restrictions on additional debt, covenants to maintain the loan collateral and keep it adequately insured and free of liens, prohibitions against sale or other disposition of the assets except under specified conditions, and acceleration provisions making the remaining outstanding amounts under the loan immediately due and payable and giving rise to a right to take possession of the collateral upon certain events of default, including failure to make required payments, insolvency, and failure to comply with covenants. There can be no assurance that the value of the collateral at the time of default will be at least equal to the outstanding amount due under the loan.
Typically, loans will be structured as commitments by the Fund to provide financing, in one or more advances over a specified period of availability, determined as part of the underwriting process. The commitment of the Fund to finance future asset acquisitions or growth capital needs is typically subject to the absence of any default under the loan and compliance by the borrower with requirements relating to, among other things, the type of assets to be acquired, and if applicable, the borrower’s achievement of performance-based milestones. Although the Fund’s commitment generally will provide that the Fund is not required to continue to fund additional asset purchases or growth capital if there has been a material adverse change in the borrower’s financial condition, a borrower’s financial condition may not be as strong at the time a loan is funded as it was when the related commitment was made.
Warrants. The Fund generally will acquire warrants to purchase equity securities of the borrower in connection with financings. It is anticipated that such warrants, generally, will be distributed by the Fund to the Company simultaneously with, or shortly following, their acquisition. The terms of the warrants, including the expiration date, exercise price, and terms of the equity security for which the warrant may be exercised, will be negotiated individually with each borrower, and will likely be affected by the price and terms of securities issued by the company to its venture capitalists and other holders in equity financings close in time to the Fund’s making of the loan commitment. Based upon the Manager's past experience, it is anticipated that most warrants will be exercisable for a term of five to ten years, and will have an exercise price based upon the price at which the borrower most recently issued equity securities or, if a new equity offering is anticipated, the future price of such equity securities (and sometimes a “blended price”). In certain transactions, it is anticipated that warrants will be issued with an exercise price that is waived in connection with an initial public offering or acquisition. The equity securities for which the warrant will be exercised generally will be convertible preferred stock (of which there may be one or more classes) or common stock. Substantially all the warrants and underlying equity securities will be restricted securities under the 1933 Act at the time of issuance; the Fund generally negotiates registration rights with the borrower that may provide “piggyback” and S-3 registration rights, which permit the owner of the warrant under certain circumstances to include some or all of the securities that will be acquired upon exercise of the warrant in a registration statement filed by the borrower. The Fund generally will negotiate “net issuance” provisions in the warrants, which allow the owner of the warrant to exercise the warrant without payment of any cash, and thereby receive a net amount of shares determined by the increase in the value of the issuer’s stock (at the time of exercise) above the exercise price stated in the warrant.
Equity Securities. The Fund also may make direct investments in equity securities having an aggregate cost of up to 10% of the aggregate cost of all investments of the Fund determined cumulatively over the life of the Fund (provided, however, that any amounts paid by the Fund to acquire equity securities pursuant to the receipt or exercise of warrants or stock received in connection with the Fund’s venture loans shall not be taken into account in determining whether such 10% threshold has been met). Such direct investments generally will be in equity securities of borrowers in the Fund’s portfolio, although equity securities of other companies could also be purchased. It is anticipated that such equity investments may be in connection with participating in a financing subsequent to making a loan. For example, the Fund may invest equity in a follow-on round of financing to maintain or increase its ownership stake. In some cases, equity investments may be made in companies where the Fund does not have an existing loan. Additionally, the Fund anticipates selectively pursuing opportunistic equity purchases, which may take the form of secondary stock purchases. Manager expects that the equity securities generally will be convertible preferred stock, though it is possible the Fund would invest directly in common stock of venture capital-backed companies or convertible notes which convert into common stock of venture backed companies. It is likely that, as in the case of warrants, direct equity investments, if made by the Fund, generally will be distributed to the Company simultaneously with, or shortly following, their acquisition, although, in this case, as a result of U.S. federal income tax and 1940 Act requirements, such equity investments may be held by the Fund for a longer period of time prior to their distribution to the Company.
Investment Policies. For purposes of the investment policies (other than the diversification standards below), references the percentage of the Fund’s total assets “invested” in securities of a company will be deemed to refer, in the case of financings in which the Fund commits to provide financing prior to funding the commitment, to the value of the maximum amount of securities to be issued by the borrower to the Fund pursuant to such commitment; the Fund will not be required to divest securities in its portfolio or decline to fund an existing commitment because of a subsequent change in the value of securities the Fund has previously acquired or committed to purchase.
Diversification Standards. The Fund will be classified as a “non-diversified” closed-end investment company under the 1940 Act. Until the Fund qualifies as a RIC, it will not be subject to the diversification requirements applicable to RICs under the Internal Revenue Code. Commencing with the first capital call, the Manager will seek to increase the diversification of the Fund’s portfolio so as to make it possible to meet the RIC diversification requirements, as described below.
To qualify as a RIC, the Fund must meet the issuer diversification standards under the Internal Revenue Code that generally require that, at the close of each quarter of the Fund’s taxable year, (i) not more than 25% of the value of its total assets is invested in the securities of a single issuer, and (ii) at least 50% of the value of its total assets is represented by cash, cash items, government securities, securities of other RICs and other securities (counting each investment in such other securities only if the value of such securities does not exceed 5% of the value of the Fund’s total assets and the Fund does not own more than 10% of the outstanding voting securities of the issuer of such securities).
Industry Segment Diversification. The Fund will generally seek to invest no more than 30% of its total assets in securities of companies in any single industry.  The broad industry categories in which the Fund anticipates that most of its investments will fall (and within each of which there may be several "industries" for purposes of the industry diversification policy) include computers and storage, semiconductor and equipment, internet, medical devices, software, and several other categories.

Investment Guidelines.  In selecting investments for the Fund's portfolio, Westech Investment Advisors LLC (the “Manager”) will endeavor to meet the investment guidelines established by the Fund's Board of Directors.  The Fund may, however, make investments that do not conform to one or more of these guidelines when deemed appropriate by the Manager.  Such investments might be made if the Manager believes that a failure to conform in one area is offset by exceptional strength in another or is compensated for by a higher yield, favorable warrant issuance or other attractive transaction terms or features.
Stage of Development Guidelines. The Manager will seek to diversify the Fund's portfolio based on the development stage of the companies in which it invests. Generally venture-backed companies fall into several categories:

•
Early or seed stage companies represent the initial stages of a start-up company’s development. These companies have raised varying amounts of equity capital to prove a concept and qualify for larger sums of start-up capital. Their activities generally are limited to product development, scientific and market research, recruiting a management team and proving early business traction. These companies generally have investor syndicates that include early stage investors such as high net worth angel investors, venture capitalists, incubators, and crowd funding platforms.

•	Emerging growth stage companies have a proven early product/market fit and have initiated or are about to initiate full-scale operations and sales, but may not be showing a profit.

•	Mezzanine stage companies are approaching or have attained break-even or profitability and are continuing to expand.

The Manager will refer to its investments in seed and start-up companies as “Early Stage” and investments in emerging growth companies and mezzanine companies as “Expansion Stage”. The Manager will seek to diversify its investments across stages. Classification of a company by stage of development necessarily involves a subjective judgment by the Manager, and it is possible that other investors or market analysts would classify a company differently than the classification used by the Fund.

Quality Guidelines. The Manager will seek to invest the majority of the Fund's aggregate investments (determined cumulatively over the life of the Fund) in investments that meet many of the following guidelines:

Company Guidelines.

•The company has a minimum capitalization of at least $1 million.

•	The company has at least six months' available cash to fund its operations or indications from its equity investors that they will make investments necessary to provide such cash.

•	The company’s equity investors have indicated a current intention to make additional equity financing available to the company, or the company has forecasted positive cash flow.

•	The company’s business plan contemplates sales of at least $25 million within five years.

•	The company has previously closed equity financing, or will close equity financing prior to the funding of the loan.

Transaction Guidelines for Loans.

•The term of the loan does not exceed 60 months, and does not extend beyond December 31, 2025.

•	Debt service requirements of the loan are, in the opinion of the Manager, not likely to become an impediment to the company raising additional capital.

•	The loan is secured by all or substantially all of the assets of the borrower.

Equity Venture Capital Support Guidelines.

•	The company’s equity investors have (i) in the opinion of the Manager, significant venture capital and/or industry experience, and (ii) follow-on capital to support the company.

Special Situations. The Manager may invest up to 20% of the Fund’s aggregate investments determined cumulatively over the life of the Fund in special situation investments. Such special situations could include investments targeted towards late-stage or public companies seeking additional growth capital to expand product offerings, increase market penetration or fund strategic acquisitions of other companies or technology. In these situations, the Fund would only consider investing in this special situation debt if it determined it to be of equivalent or better quality as compared to a senior secured loan made to the Fund’s more typical portfolio companies. Further, the Fund may also choose to subordinate existing outstanding debt as part of a restructuring or work-out arrangement in order to allow the company to successfully complete a transaction such as an acquisition or round of financing. There can be no assurance that the subordination will work to the benefit of the Fund. The Manager will target companies whose cash flow from operations and cash reserves are expected to service the Fund’s investment on a current basis. Investments may be structured as senior debt, convertible debt, or other debt/equity structures. In addition, special situations could include investments in a “troubled” company undergoing a restructuring or recapitalization of its existing debt or equity, and making investments in subordinated debt, providing bridge financing to a company which is in the process of raising additional private equity, planning an initial public offering or is seeking to enter into a business combination through which it would be acquired.

International Investments. As a BDC, the Fund may invest up to 30% of its total assets in securities of companies which are not Eligible Portfolio Companies. An Eligible Portfolio Company must be organized under the laws of, and have its principal place of business in, the United States. Therefore, the Fund could invest up to 30% of its total assets in foreign-based companies. If reasonably practicable, investments in foreign based companies would be secured by foreign-based assets in addition to being secured by any assets located in the United States.
Leverage. The Fund intends to borrow money from and issue debt securities to banks, insurance companies and other lenders to obtain additional funds to originate loans (and possibly for special situation investments), if such borrowings are available on terms that are acceptable to the Manager and Board of Directors of the Fund. It is possible, due to potential future tightening of the credit markets, that the Fund may not be able to secure such borrowings on acceptable terms.
Temporary Investments. Pending investment, and until distributions to the stockholders are made, the Fund will invest excess cash in: (i) time deposits, certificates of deposit and similar instruments of highly-rated banks; (ii) securities issued or guaranteed by the U.S. government, its agencies or instrumentalities; (iii) repurchase agreements that are: (a) issued by highly-rated banks or securities dealers; and (b) fully collateralized by U.S. government securities; (iv) short-term high-quality debt instruments of U.S. corporations; and (v) money market funds and other pooled investment funds whose investments are restricted to those described above. The average maturity of such investments, weighted by their par value, will not exceed 90 days.
Other Investment Policies. The Fund will not sell securities short (except to the extent the Fund has a warrant for, or owns, shares equal to the number of shares which is the subject of the proposed short sale), purchase securities on margin (except to the extent the Fund’s permitted borrowings are deemed to constitute margin purchases), purchase or sell commodities or commodity contracts (except interest rate hedging transactions in connection with the Fund’s permitted borrowings), or purchase or sell real estate. The Fund may, however, write puts and calls, and acquire options, as a hedge for equity investments or to increase return through a covered call. The Fund will not underwrite the securities of other companies, except to the extent they may be deemed underwriters upon the disposition of restricted securities acquired in the ordinary course of their business. The Fund may, however, use borrowed funds for its lending activities. See the discussion herein under the caption “Risk Factors - General - Leverage.”
The Fund’s investment objectives, investment policies and investment guidelines (other than its intended status as a BDC) are not fundamental policies and may be changed by the Fund’s Board of Directors at any time.
Regulation. As a BDC, the Fund is required to invest in Eligible Portfolio Companies and (with certain exceptions) make available to them significant managerial assistance.  Eligible portfolio companies, and the regulations governing assets a BDC can acquire, are described under the heading “Investment Program” above.
The Fund, as a BDC, may sell its securities at a price that is below its net asset value per share, provided that a majority of the Fund's disinterested directors has determined that such sale would be in the best interests of the Fund and its shareholder and upon the approval by the holders of a majority of its outstanding voting securities, including a majority of the voting securities held by non-affiliated persons, of such policy or practice within one year of such sale.  A majority of the disinterested directors also must determine in good faith, in consultation with the underwriters of the offering if the offering is underwritten, that the price of the securities being sold is not less than a price which closely approximates market value of the securities, less any distribution discounts or commissions.  As defined in the 1940 Act, the term "majority of the outstanding voting securities" of the Fund means the vote of (i) 67% or more of the Fund's Shares present at a meeting, if the holders of more than 50% of the outstanding Shares are present or represented by proxy, or (ii) more than 50% of the Fund's outstanding Shares, whichever is less.
Many of the transactions involving a company and its affiliates (as well as affiliates of those affiliates) which were prohibited without the prior approval of the SEC under the 1940 Act prior to its amendment by the 1980 provisions are permissible for BDCs, including the Fund, upon the prior approval of a majority of the Fund's disinterested directors and a majority of the directors having no financial interest in the transactions.  However, certain transactions involving certain persons related to the Fund, including its directors, officers, and the Managers, may still require the prior approval of the SEC.  In general, (i) any person who owns, controls, or holds power to vote, more than 5% of the Fund's outstanding Shares; (ii) any director, executive officer, or general partner of that person; and (iii) any person who directly or indirectly controls, is controlled by, or is under common control with, that person, must obtain the prior approval of a majority of the Fund's disinterested directors, and, in some situations, the prior approval of the SEC, before engaging in certain transactions involving the person or any company controlled by the Fund.  The 1940 Act generally does not restrict transactions between the Fund and its eligible portfolio companies.  While a BDC may change the nature of its business so as to cease being a BDC (and in connection therewith withdraw its election to be treated as a BDC) only if authorized to do so by a majority vote (as defined by the 1940 Act) of its outstanding voting securities, shareholder approval of changes in other fundamental investment policies of a BDC is not required (in contrast to the general 1940 Act requirement, which requires shareholder approval for a change in any fundamental investment policy).
Dividends and Distributions.  The Fund intends to distribute to its shareholder substantially all of its net investment income and net realized capital gains, if any, as determined for income tax purposes less appropriate reserves.  Applicable law, including provisions of the 1940 Act, may limit the amount of dividends and other distributions payable by the Fund.  Income dividends will generally be paid quarterly to shareholders of record on the last day of each preceding calendar quarter end.  Substantially all of the Fund's net capital gain (the excess of net long-term capital gain over net short-term capital loss) and net short-term capital gain, if any, will be distributed annually, or on a more frequent basis as determined by the Manager.

Until September 30, 2019, ("Investment Rampdown Date"), the Fund may make loan commitments to reinvest the proceeds of matured, repaid or resold investments, net of required distributions to its shareholder, principal payments on borrowings and expenses or other obligations of the Fund, in new loans. The Manager shall be permitted to extend the Investment Period by up to two (2) additional calendar quarters in its sole and absolute discretion. Following the end of the commitment period, the Fund will begin to distribute to investors all proceeds received from principal payments and sales of investments, net of reserves and expenses, principal repayments on the Fund's borrowings, amounts required to fund financing commitments entered into before such date, and any amounts paid on exercise of warrants.  Distributions of such amounts are likely to cause annual distributions to exceed the earnings and profits of the Fund available for distribution, in which case such excess will be considered a tax free return of capital to a shareholder to the extent of the shareholder's adjusted basis in its shares and then as capital gain.  The Fund may borrow money to fund shareholder distributions, to the extent consistent with the 1940 Act and a prudent capital structure.
Competition. Other entities and individuals compete for investments similar to those proposed to be made by the Fund, some of whom may have greater resources than the Fund.  Furthermore, the Fund's need to comply with provisions of the 1940 Act pertaining to BDCs and provisions of the Internal Revenue Code pertaining to RICs might restrict the Fund's flexibility as compared with its competitors.  The need to compete for investment opportunities may make it necessary for the Fund to offer borrowers more attractive transaction terms than otherwise might be the case.
Employees. The Fund has no employees; all of its officers are officers and/or employees of the Manager, and all of its required services are performed by officers and employees of the Manager.

ITEM 1A.	RISK FACTORS.
GENERAL

No Operating History; Reliance on Management. The Fund is newly organized and could require substantial time to become fully invested. Pending investment, all cash that the Fund has received pursuant to capital calls from the Company will be committed to short-term, high-grade investments that present relatively low investment risk but provide a correspondingly lower return.
The Fund will be wholly dependent for the selection, structuring, closing and monitoring of its investments on the diligence and skill of Manager, acting under the supervision of the Fund’s Board of Directors. Although the operating principals of Manager have over 55 years’ of combined experience in investing in venture lending transactions and equity investments, there can be no assurance that the Fund will attain its investment objective. Furthermore, Manager does not have substantial experience investing in special situations such as convertible and subordinated debt of public and late-stage private companies. The officers of Manager will have primary responsibility for the selection of the companies in which the Fund will invest, the negotiation of the terms of such investments and the monitoring of such investments after they are made. Although the officers of Manager intend to devote such time as is necessary to the affairs of the Fund, they are not required to devote full time to the management of the Fund. Furthermore, there can be no assurance that any officer will remain associated with Manager or that, if an officer ceased to be associated with Manager, Manager would be able to find a qualified person or persons to fill their positions.
Illiquid and Long-Term Investment.  After the fourth anniversary following the first closing of the Company's offering of membership interests, the Fund will cease to make new equity investments as well as investments in venture loans (except pursuant to commitments made before the fourth anniversary following the first closing of the Company's offering of membership interest) and will distribute to its shareholder all proceeds received from principal payments and sales of: (i) reserves and expenses; (ii) principal repayments on the Fund's borrowings; (iii) amounts required to fund financing commitments entered into before such fourth anniversary; and (iv) any amounts paid on exercise of warrants or otherwise paid to protect the value of existing investments (including, for example, pay-to-play provisions and purchases of equity securities in “down rounds” to avoid dilution). The Fund's Articles of Incorporation provide that, on December 31, 2025, the Fund automatically will be dissolved without any action by its shareholder. From and after such dissolution, the Fund's activities will be limited to the winding-up of its affairs, the liquidation of its remaining assets and the distribution of the net proceeds thereof to its shareholder. Although the Fund generally would not make any loan with a stated maturity date later than December 31, 2025, it is possible that, due to a default by a borrower or a transaction restructuring due to a borrower's financial difficulties, such a loan may remain outstanding in whole or in part beyond its original maturity date. Furthermore, the Fund may not be able to sell warrants it receives from borrowers, or the equity securities (including those received upon exercise of warrants or conversion of debt instruments or in connection with restructuring of a troubled loan), to the extent those investments were retained by the Fund and not distributed earlier to its shareholder, for a significant period of time due to legal or contractual restrictions on resale or the absence of a liquid secondary market. As a result, the liquidation process might not be completed for a significant period after the Fund's dissolution. In addition, it is possible that, if certain of the Fund's assets are not liquidated within a reasonable time after the Fund's dissolution, the Fund may elect to make a distribution in kind of all or part of such assets to its shareholders. In such case, the shareholders would bear any expenses attendant to the liquidation of such assets.
Although shares of the Fund have been registered under the 1934 Act, there will be no trading market for shares in the Fund (which are all owned by the Company), and thus shares of the Fund should be considered illiquid.
Competition.  Other entities and individuals compete for investments similar to those made by the Fund, some of whom, with respect to investments in the form of loans, and many of whom, with respect to the equity investments and convertible and subordinated debt, have greater resources than the Fund. Furthermore, competition could increase given the low barriers to entry in the industry. Additionally, the Fund’s need to comply with provisions of the 1940 Act pertaining to BDCs and, if the Fund qualifies as a RIC, provisions of the Internal

Revenue Code pertaining to RICs, might restrict the Fund’s flexibility as compared with its competitors. The need to compete for investment opportunities may make it necessary for the Fund to offer borrowers or companies in which it makes equity investments more attractive terms than otherwise might be the case.
Convertible Debt.  Convertible debt instruments issued by public and late-stage private companies may comprise some of the special situations in which the Fund may invest. Convertible debt generally offers lower interest yields than non-convertible debt of similar quality. The market value of debt tends to decline as interest rates increase and, conversely, to increase as interest rates decline. The market value of convertible debt, however, often reflects the market price of common stock of the issuing company when that stock price is greater than the conversion price of the convertible debt. The conversion price is the predetermined price at which the debt instrument could be exchanged for the associated stock. As the market price of the underlying common stock declines, the price of the convertible debt tends to be influenced more by the yield of the debt instrument. Thus, it may not decline in price to the same extent as the underlying common stock.
Subordinated Debt. Part of the special situations in which the Fund may invest may consist of subordinated debt instruments, which tend to be predominantly high-yield non-convertible debt securities. Investments in high-yield securities involve substantial risk of loss. Sub-investment grade non-convertible debt securities, or comparable unrated securities, are commonly referred to as “junk debt” and are considered speculative with respect to the issuer’s ability to pay interest and principal, and are susceptible to default or decline in market value due to adverse economic or business developments. The market values for high-yield securities tend to be very volatile, and these securities are less liquid than investment grade debt securities.
Leverage.  The Fund intends to borrow money from and issue debt securities to banks, insurance companies, and other lenders to obtain additional funds to originate venture loans, if such borrowings are available on terms that are acceptable to the Manager and Board of Directors of the Fund.
The use of leverage increases investment risk. The Fund’s use of leverage is premised upon the expectation that the Fund’s all-in borrowing costs will be lower than the return the Fund achieves on its investments. To the extent the income or capital gains derived from investments purchased with borrowed funds exceeds the cost of borrowing, the Fund’s overall return will be greater than if leverage had not been used. Conversely, if the income or capital gain from the investments purchased with borrowed funds is not sufficient to cover the cost of borrowing, or if the Fund incurs capital losses, the return to the Fund will be less than if leverage had not been used, and therefore the amount available for distribution will be reduced or potentially eliminated. Furthermore, since the calculation of the investment management fee is based, commencing two years after the closing of the offering, on a percentage of the managed assets, such fee will be higher if the Fund utilizes leverage than if no borrowings were incurred.
Lenders will require that the Fund pledge portfolio assets as collateral for borrowings, and may require that the Company provide guarantees or other credit enhancements. The Fund, however, will not pledge its assets to secure such borrowings as this could result in unrelated business taxable income to its tax-exempt members. If the Fund is unable to service the borrowings, the Fund may risk the loss of such pledged assets.
Lenders are also expected to require that the Fund agree to loan covenants limiting the Fund’s ability to incur additional debt or otherwise limiting the Fund’s flexibility, and loan agreements may provide for acceleration of the maturity of the indebtedness if certain financial tests are not met. To minimize risks associated with borrowing money at floating rates and lending money at fixed rates, the Fund may enter into interest rate hedging transactions with respect to all or any portion of the Fund’s borrowings. There can be no assurance that such interest rate hedging transactions will be available in forms acceptable to the Fund. In addition, entering into interest rate hedging transactions raises costs to the Fund. Finally, it is possible that the Fund could incur losses from being “overhedged,” which would result if the debt that was hedged is repaid faster than expected.
Regulation.  The Fund has elected to be treated as a BDC under the Small Business Incentive Act of 1980, which modified the 1940 Act. Although BDCs are not required to register under the 1940 Act and are relieved from compliance with a number of the provisions of the 1940 Act, there are now greater restrictions in some respects on permitted types of investments for BDCs. Moreover, the applicable provisions of the 1940 Act continue to impose numerous restrictions on the activities of the Fund, including restrictions on leverage and on the nature of its investments. While the Fund is not aware of any judicial rulings under, and is aware of only a few administrative interpretations of, the Small Business Incentive Act of 1980, there can be no assurance that such Act will be interpreted or administratively implemented in a manner consistent with the Fund’s objectives or manner of operation.
Litigation.  The Fund could be subject to litigation by borrowers, based on theories of breach of contract to lend, “lender liability,” or otherwise in connection with its loan and investment transactions. The defense of such a lawsuit, even if ultimately determined to be without merit, could be costly and time-consuming to the Fund.
Tax Status.  The Fund must meet a number of requirements, described herein under the caption “Federal Income Taxation,” to qualify for the pass-through status as a RIC and, if qualified, to continue to so qualify. For example, the Fund must meet specified asset diversification standards under the Internal Revenue Code which might be difficult to meet if the borrowers under some loans drew down their committed financing at a faster rate than other borrowers, particularly during the early periods of the Fund’s operations. If the Fund experiences difficulty in meeting the diversification requirement for any fiscal quarter of its taxable year, it might accelerate capital calls or, if available, borrowings in order to increase the portion of the Fund’s total assets represented by cash, cash items, and U.S. government securities as of the close of the following fiscal quarter and thus attempt to meet the diversification requirement. The Fund, however, would incur additional interest and other expenses in connection with any such accelerated borrowings, and increased investments by the Fund in cash, cash items, and U.S. government securities (whether the funds to make such investments are derived from called equity capital or from accelerated borrowings) are likely to reduce the Fund’s return. Furthermore, there can be no assurance that the Fund would be able to meet the diversification requirements through such actions. Failure to qualify as a RIC would deny the Fund pass-through status and, in a year in which the Fund has taxable income, would have a significant adverse effect on the return of the Fund.
The Fund has received an opinion that, assuming the Fund’s election to be a BDC under Sections 6(f) and 54 of the 1940 Act will be valid and will remain in effect and that the Fund otherwise meets the qualification requirements set forth in Section 851(b) and the distribution requirements in Section 852(a) of the Internal Revenue Code, if the Fund’s status as a RIC is challenged by the IRS in court and properly litigated, a court of competent jurisdiction will respect that status for federal income tax purposes. If the SEC were to disallow the Fund’s election to be treated as a BDC, then the Fund would not be eligible to be treated as a RIC and, therefore, would be subject to federal corporate tax on its income and gains. The opinion referred to above is based on the Internal Revenue Code, regulations thereunder, Internal Revenue Service (the “IRS”) rulings, procedures and pronouncements, court decisions and other applicable law as of the date hereof, and certain representations that the Fund has made to its legal counsel. Legal opinions, however, are not binding on the IRS or the courts, and no ruling has been or will be requested from the IRS. No assurance can be given that the IRS will concur with such opinion.
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
Calculation of Management Fee.  The calculation of the Management Fees could result in the fees being disproportionately large relative to the value of the Fund’s portfolio if the total assets of the Fund are low compared to the committed equity capital of the Members. This could occur, for example, with regard to the calculation of the Management Fees payable commencing two years after the first closing, if the Fund does not originate as many loans as anticipated during such period, if the loans in the Fund’s portfolio are repaid at a rapid rate during such period, or if a large number of the companies in which the Fund holds equity securities are acquired during such period.

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
INVESTMENT RISKS

International Investments.  The Fund could invest up to, but not more than, 30% of its total assets in foreign based companies. Foreign investments are subject to most of the same risks as domestic investments, as well as the political, economic and other uncertainties associated with foreign activities, including the risk of war and political unrest, the impact of laws and policies of foreign governments and the United States affecting foreign investment, and the possibility of being subject to the jurisdiction of foreign courts in connection with legal disputes and the possible inability to subject foreign persons to the jurisdiction of courts in the United States. Furthermore, there may be practical and local law impediments to cost-effective recovery against collateral located in a foreign country. Moreover, it is possible that taxes may be required to be withheld by the foreign company on dividend and interest payments received by the Fund with respect to such foreign investments. Although capital gains derived by the Fund with respect to such investments in such foreign company may often be exempt from non-U.S. income or withholding taxes, the treatment of capital gains varies among jurisdictions. If the income from such foreign investments is subject to non-U.S. income or withholding taxes, the Fund will attempt to negotiate offsetting gross-up payments from the foreign-based company. No assurances, however, can be given that the Fund would be able to negotiate such offsetting payments.
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
Credit Risks.  Most of the companies with which the Fund will enter into financing transactions will not have achieved profitability, may experience substantial fluctuations in their operating results or, in many cases, will not have significant operating revenues. The ability of any borrower to meet its obligations to the Fund, therefore, will depend to a significant extent on the willingness of such borrower’s venture capital equity investors or outside investors to provide additional equity financing, which in turn will depend on the borrower’s success in meeting its business plan, the market climate for venture capital investments generally, and many other factors. The companies to which the Fund will provide financing will frequently be engaged in the development of new products or technologies, and the success of these efforts, or the ability of the companies to successfully manufacture or market products or technologies developed, cannot be assured. These companies frequently face intense competition, including competition from companies with greater resources, and may face risks of product or technological obsolescence, non-acceptance in the market, or rapidly changing regulatory environments, any of which could adversely affect their prospects. The success of such companies often depends on the management talents and efforts of one person or small group of persons whose death, disability or resignation would adversely affect the company.
Remedies Upon Default.  In the event of a default on a portfolio loan, the available remedies to the Fund would include legal action against the borrower and foreclosure or repossession of collateral given by the borrower. The Fund could experience significant delays in exercising its rights as a secured lender, and might incur substantial costs in taking possession of and liquidating its collateral and in taking other steps to protect its investment. The Fund generally will require that it have a first priority security interest in any equipment of a borrower financed with the proceeds of the Fund’s loans, although that security interest may extend to the borrower’s other assets in which another lender might have a senior or parity security interest. It is anticipated that the Fund will make loans to a borrower that has one or more other secured lenders. In such circumstances, the Fund may share all or a portion of its collateral with the other lender(s) and will enter into intercreditor agreements governing the respective rights of the Fund and such other lender(s), which could limit the Fund’s flexibility in pursuing its remedies as a secured creditor, and reduce the proceeds realized from foreclosing or taking possession of the collateral. In the case of growth capital or working capital loans (where the loan proceeds can be used by the company for general corporate purposes), the Fund will typically receive either a broader lien on substantially all of the borrower’s assets, including its intellectual property, or a lien on substantially all of the borrower’s assets, excluding intellectual property, and a negative pledge on such intellectual property.
As noted above, the Fund may utilize certain of its funds in investments that involve the financing of equipment assets. Equipment assets are often subject to rapid depreciation or obsolescence such that it is likely the value of the assets underlying a loan to finance such assets will depreciate during the term of the loan transaction below the amount of the borrower’s obligations. In addition, although borrowers will be required under the transaction documents to provide customary insurance for the assets underlying a loan, and will be prohibited from disposing of the assets without the Fund’s consent, compliance with these covenants cannot be assured and, in the event of non‑compliance, the assets could become unavailable to the Fund due to destruction, theft, sale or other circumstances. Realization of value from intellectual property collateral can also be time consuming and present special challenges, given the often unique nature and limited market for such assets. The Fund’s ability to obtain payment beyond the collateral underlying the loan from the borrower might be limited by bankruptcy or similar laws affecting creditors’ rights. In limited instances where the Fund takes security interests in a borrower’s assets located in a foreign country, there may be practical and local law impediments to cost-effective recovery against such collateral. Therefore, there can be no assurance that the Fund would ultimately collect the full amount owed on a defaulted loan.
Emerging Company Risks. The possibility that the companies in which the Fund invests will not be able to commercialize their technology or product concept presents significant risk. Additionally, although some of such companies may already have a commercially successful product or product line at the time of investment, technology products and services often have a more limited market or life span than products in other industries. Thus, the ultimate success of these companies may depend on their ability to continually innovate in increasingly competitive markets. Most of the companies in which the Fund invests will require substantial additional equity financing to satisfy their continuing growth and working capital requirements. Each round of venture financing is typically intended to provide a company with enough capital to reach the next stage of development. The circumstances or market conditions under which such companies will seek additional capital is unpredictable. It is possible that certain of such companies will not be able to raise additional financing or may be able to do so only at a price or on terms which are unfavorable.
Privately-held Company Risks.  The Fund intends to invest primarily in privately-held companies. Generally, very little public information exists about these companies and the Fund will be required to rely on the ability of Manager to obtain adequate information to evaluate the potential returns from investing in these companies. Moreover, these companies typically depend upon the management talents and efforts of a small group of individuals and the loss of one or more of these individuals could have a significant impact on the investment returns from a particular company. Also, these companies frequently have less diverse product lines and smaller market presence than larger companies. They are thus generally more vulnerable to economic downturns and may experience substantial variations in operating results.
Due diligence risks. Before making investments, the Manager intends to conduct a limited amount of due diligence that it deems reasonable and appropriate based on the facts and circumstances applicable to each investment. When conducting due diligence and making an assessment regarding an investment, the Manager will be required to rely on resources available to it, including information provided by the target of the investment and, in some circumstances, third party investigations. The due diligence process may at times be subjective with respect to newly organized companies for which only limited information is available. Accordingly, there can be no assurance that the due diligence investigation that the Manager will carry out with respect to any investment opportunity will reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity. Further, there can be no assurance that such an investigation will result in an investment being successful.
Crisis in Financial Markets. The ability of the Fund to provide an acceptable return may be adversely affected by economic factors to which the market place is subject. Volatility in the global financial markets reached unprecedented levels during 2008 and 2009, and these volatile conditions continued for some period thereafter (albeit to a lesser extent) and may recur into the future. This market turmoil could have a material adverse effect on the Fund’s business and operations. The tightening of the credit markets could impair the Fund’s ability to either acquire or utilize leverage to maximize the return it achieves on investments.
It is possible that market conditions could decrease the demand for venture loans. Furthermore, market conditions could also adversely impact the ability of the Fund’s borrowers to meet their obligations to the Fund and the value of the Fund’s direct investments in companies. Most of the companies in which the Fund will invest will not have achieved profitability and will require substantial equity financing to satisfy their continuing growth and working capital requirements. An economic downturn could decrease the demand for such borrower’s products and technology, thereby impairing such borrower’s financial condition and its ability to raise additional equity financing from outside investors. Should these events occur, there should be an increase in borrower defaults under their obligations to the Fund, or a decrease in the value of the Fund’s direct equity investments. U.S. and global economic conditions could deteriorate and remain weak for an extended period of time.
Other Global Economic Risks.  In addition to the crisis in the financial markets discussed above, the ability of the Fund to provide an acceptable return may be adversely affected by other economic and business factors to which the U.S. market place is subject. These factors, which generally are beyond the control of the Manager, include: general economic conditions, such as inflation and fluctuations in general business conditions; the impact of terrorist attacks against the United States or other countries where investments are made; the effects of strikes, labor disputes and foreign political unrest; and uncertainty in the U.S. economy.
Speculative Nature of Warrants and Equity Investments.  The value of the warrants that the Fund generally will receive in connection with its financing investments is dependent on the value of the equity securities for which the warrants can be exercised. The value of such warrants, direct equity investments, and equities received upon conversion of debt instruments is dependent primarily on the success of the company’s business strategy and the growth of its earnings, but also depends on general economic and equity market conditions. The prospects for achieving consistent profitability in the case of many companies in which the Fund invests are speculative. The warrants, equity securities for which the warrants can be exercised, direct equity investments, and equities received upon conversion of debt instruments generally will be restricted securities that cannot readily be sold for some period of time. If the value of the equity securities underlying a warrant does not increase above the exercise price during the life of the warrant, the Fund would permit the warrant to expire unexercised and the warrant would then have no value.
Illiquidity of Investments.  Substantially all of the Fund's portfolio investments (other than short-term investments) will consist of securities that, at the time of acquisition, are subject to restrictions on sale and for which no ready market will exist. Restricted securities cannot be sold publicly without prior agreement with the issuer to register the securities under the 1933 Act, or by selling such securities under Rule 144 or other provisions of the 1933 Act which permit only limited sales under specified conditions. Venture loans and equity investments are privately negotiated transactions, and there is no established trading market in which such loans and equity investments can be sold. Convertible and subordinated debt investments may also be privately negotiated transactions. In the case of warrants or equity securities, the Fund generally will realize the value of such securities only if the issuer is able to make an initial public offering of its shares, or enters into a business combination with another company which purchases the Fund’s warrants or equity securities or exchanges them for publicly-traded securities of the acquiror. The feasibility of such transactions depends upon the entity’s financial results as well as general economic and equity market conditions. In the past, crises in the financial markets have dramatically reduced the volume of initial public offerings and mergers and acquisitions in the market place. If such a crisis recurs, the Fund’s ability to realize liquidity through its investments will be impaired. Furthermore, even if the restricted warrants or equity securities owned become publicly-traded, the Fund’s ability to sell such securities may be limited by the lack (or limited nature) of a trading market for such securities. If the Fund holds material nonpublic information regarding the issuer of the securities, the Fund’s ability to sell such securities may also be limited by insider trading laws. When restricted securities are sold to the public, the Fund, under certain circumstances, may be deemed an “underwriter” or a controlling person with respect thereto for the purposes of the 1933 Act, and be subject to liabilities as such under that Act.
Because of the illiquidity of the Fund’s investments, most of its assets will be carried at fair value as determined by Manager~~,~~ in accordance with the Fund's policy, as approved by the Fund's Board of Directors. This value will not necessarily reflect the amount ultimately realized upon a sale of the assets.
Non-Diversified Status.  The Fund is classified as a “non-diversified” investment company under the 1940 Act. The Fund intends to qualify as a RIC under the Internal Revenue Code and will thereafter seek to continually meet the diversification standards thereunder. Nevertheless, the Fund’s assets may be subject to a greater risk of loss than if its investments were more widely diversified.
CONFLICTS OF INTEREST

Transactions with Fund VII.  The Manager also serves as manager for Fund VII which is expected to continue to make new investments through the termination of Fund VII’s investment period (such investment period, which terminates on December 31, 2017, but which may be extended by the Manager by up to two calendar quarters at its sole discretion, the “Fund VII Investment Period”); provided however that from and after that date that is one year prior to the termination of the Fund VII Investment Period, the “Fund VII Investment Period Rampdown Date,” Fund VII will only make investments that Fund VII committed to make prior to the Fund VII Investment Period Rampdown Date. However, prior to the end of Fund VI's investment period, the Fund’s Board of Directors determined that so long as Fund VII has capital available to invest in loan transactions with final maturities earlier than December 31, 2022 (the date on which Fund VII’s existence automatically expires), the Fund will invest in each portfolio company in which Fund VII invests (“Investments”), so long as prior to any such Investment, the Board of Directors of Fund VII and the Fund receive a memorandum summarizing the proposed Investment and do not object to such Investment. The amount of each Investment will be allocated between the Fund and Fund VII in accordance with the decisions of the respective Board of Directors of Fund VII and the Fund.
Intercreditor Agreements. In each transaction in which the Fund and Fund VII invest or in which other lender has either invested or may later invest (or in the event a successor fund is raised, in which the Fund and the successor fund invest), it is expected that the Fund and Fund VII (or the Fund and the successor fund as the case may be) will enter into an intercreditor agreement pursuant to which the Fund and Fund VII (or the Fund and the successor fund) will cooperate in pursuing their remedies following a default by the common borrower. Generally, under such intercreditor agreements, each party would agree that its security interest would be treated in parity with the security interest of the other party, regardless of which security interest would have priority under applicable law. Accordingly, proceeds realized from the sale of any collateral or the exercise of any other creditor’s rights will be allocated between the Fund and Fund VII pro rata in accordance with the amounts of their respective investments. An exception to the foregoing arrangement would occur in situations where, for example, one of the lenders financed specific items of equipment collateral; in that case, usually the lender who financed the specific assets will have a senior lien on that asset, and the other lender will have a junior priority lien (even though they may ratably share liens of equal priority on other assets of the common borrower).
As a result of such intercreditor agreements, the Fund may have less flexibility in pursuing its remedies following a default than it would have had had there been no intercreditor agreement, and the Fund may realize fewer proceeds. In addition, because the Fund and Fund VII (or the Fund and a successor fund) invest at the same time in the same borrower, such borrower would be required to service two loans rather than one. Any additional administrative costs or burdens resulting therefrom may make the Fund a less attractive lender, and may make it more difficult for the Fund to acquire such loans.
Valuation. The Manager is responsible for valuing the Fund’s assets and liabilities, subject to oversight by the Fund's Board of Directors in the case of the Fund and has an inherent conflict in performing this function. The Fund does not intend to engage an independent valuation agent to value its assets and therefore is entirely reliant upon Manager and its delegates for valuing the assets. There is a conflict in that Manager will have an incentive to increase the value of the assets for its performance record and to increase the Investment Management Fees that it receives.
Indemnification and Exculpation. The organizational documents of the Fund provide for indemnification of directors, officers, employees, advisory board members and agents (including the Manager) of the Fund, generally to the full extent permitted by applicable state law and the 1940 Act, including the advance of expenses and reasonable counsel fees. The charter of the Fund also contains a provision eliminating personal liability of a Fund director or officer to the Fund or its stockholder for money damages, subject to specified exceptions. A successful claim for such indemnification, including payment of any expenses and counsel fees, would reduce the Fund’s assets by the amounts paid.
Disinterested Directors and Advisory Board Members. The members of the Fund’s Board of Directors will overlap with the members of the Company’s advisory board, with the members of the Company’s advisory board being the same as, or a subset of, the disinterested directors of the Fund. Although the Manager expects that, given the Company’s 100% ownership of the Fund, the interests of the two entities will not diverge, it is conceivable that a conflict of interest could exist between the Fund and the Company. In addition, as compensation for services, the disinterested directors will receive an annual fee of $20,000 (plus $1,000 per meeting and an additional $10,000 for the chair of the Audit Committee), and any change to the compensation to be paid to the disinterested directors will be determined by the Nominating and Corporate Governance Committee of the Fund’s Board of Directors. Upon the liquidation of the Fund, the disinterested advisory board members will receive an annual fee in an amount determined by the Member (it is currently anticipated that such annual amount shall be $10,000). The disinterested directors and advisory board members will also be reimbursed for certain expenses. The payment of such fees may limit the objectivity and independence of the disinterested directors and the advisory board members on behalf of the Members.
Personal Trading. The Manager has a code of ethics that contains personal securities trading procedures that apply to its “access persons.” Access persons are required to report if they have an investment in a company in which the Fund is considering making an investment. Pre-approval is required before an access person may buy or sell securities in an initial public offering, private placement, or any security listed on a “restricted list” maintained by the Manager.
Interests in Potential Portfolio Companies. The officers, principals and employees of the Manager may be passive investors in companies in which the Fund is considering an investment, either directly or indirectly through an investment in a venture capital fund that, in turn, is an investor in such a company. The officers, principals and employees of the Manager may recommend that the Fund invests in a company in which such person may serve as a director or advisor. Such a relationship presents potential conflicts of interest in that the relationship could provide the principal or employee with an incentive to influence the Manager's decision to recommend an investment in the company in question. There is also a potential conflict of interest in such principal or employee could use information acquired through association with the Manager to influence or benefit his or her personal investment. The Manager addresses these potential conflicts through its policies and procedures that are designed to insulate its investment decision-making process from these incentives. For example, the policies require that principals with a prior direct investment in a company be recused from the investment decision-making process with respect to that company.
Principals that serve as advisors to unaffiliated funds may make investment recommendations to these unaffiliated funds, which may be the same investment that the Fund has made or may make. The Manager's policies and procedures require such principals to first offer an investment opportunity to the Fund prior to offering such opportunity to an unaffiliated fund.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.
Not applicable.

ITEM 2.	PROPERTIES.
All of the Fund's office space is provided by the Manager.

ITEM 3.	LEGAL PROCEEDINGS.
The Fund is not a party to any material legal proceedings.

ITEM 4.	MINE SAFETY ISSUES.
Not applicable.

PART II.

ITEM 5.	MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS.
The Fund's Common Stock is not listed on any securities exchange, and all holders of the Fund's Common Stock are subject to agreements significantly restricting the transferability of their shares.
The number of holders of record of the Fund's Common Stock at March 15, 2016 was 1.
The Fund has a policy of distributing securities as acquired.  The Fund values these securities at fair value at the time of acquisition in accordance with the Fund's policy on valuation detailed in Note 2 to the financial statements.  In addition, some expenses of the Company may be paid by the Fund, and will be deemed as distributions to the Company.  The Fund has established a policy of declaring dividends on a quarterly basis to the extent that taxable income of the fund less applicable reserves exceeds warrant distributions and deemed distributions.  As of December 31, 2015, the Fund had distributed $2.2 million to date to its sole shareholder, of which $0 was in cash.
ITEM 6.        SELECTED FINANCIAL DATA.
The following table summarizes certain financial data and should be read in conjunction with the “Management's Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto included elsewhere in this Form 10-K. The selected financial data set forth below have been derived from the audited financial statements.

For the Period Ended December 31, 2015*
Statement of Operations Data:
Investment income:
Interest on loans	$611,757
Other interest and other income	13,167
Total investment income	624,924
Expenses:
Management fees	4,098,427
Organizational costs	181,096
Banking and professional fees	83,388
Other operating expenses	50,502
Total expenses	4,413,413
Net investment loss	(3,788,489)

Net decrease in net assets resulting from operations	$(3,788,489)

AMOUNTS PER COMMON SHARE:
Net decrease in net assets resulting from operations	$(37.88)
Weighted Average Shares Outstanding	100,000

As of
December 31, 2015
Balance Sheet Data:
Loans	$26,231,626
Net assets	$32,058,748
* From August 12, 2015, commencement of operations, through December 31, 2015

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Overview
The Fund is a financial services company providing financing and advisory services to a variety of carefully selected venture-backed companies primarily throughout the United States with a focus on growth oriented companies. The Fund’s portfolio is well diversified and consists of companies in the communications, information services, media, and technology, including software and technology-enabled business services, bio-technology, and medical devices industry sectors, among others. The Fund’s capital is generally used by portfolio companies to finance acquisitions of fixed assets and working capital. On August 31, 2015, the Fund completed its first closing of capital contributions. On September 1, 2015, the Fund made its first investments, and became a non-diversified, closed-end investment company that elected to be treated as a business development company under the Investment Company Act of 1940.  The Fund expects to eventually elect to be treated for federal income tax purposes as a Regulated Investment Company (“RIC”) under the Internal Revenue Code (the "Code").  Pursuant to this election, the Fund generally will not have to pay corporate-level taxes on any income it distributes to the Company as dividends, allowing the Company to substantially reduce or eliminate its corporate-level tax liability.

The Fund will seek to meet the ongoing requirements, including the diversification requirements, to qualify as a RIC under the Internal Revenue Code. If the Fund fails to meet these requirements, it will be taxed as an ordinary corporation on its taxable income for that year (even if that income is distributed to the Company) and all distributions out of its earnings and profits will be taxable to the Members of the Company as ordinary income; thus, such income will be subject to a double layer of tax. There is no assurance that the Fund will meet the ongoing requirements to qualify as a RIC for tax purposes.

The Fund's investment objective is to achieve a superior risk adjusted investment returns. The Fund seeks to achieve its investment objective by providing debt financing to portfolio companies. Since inception, the Fund's investing activities have focused primarily on private debt securities. The Fund generally receives warrants to acquire equity securities in connection with its portfolio investments. The Fund generally distributes these warrants to its shareholder upon receipt. The Fund also has guidelines for the percentages of total assets which will be invested in different types of assets.

The portfolio investments of the Fund will primarily consist of debt financing to venture capital backed technology companies. The borrower's ability to repay its loans may be adversely impacted by a number of factors, and as a result, the loan may not fully be repaid. Furthermore, the Fund's security interest in any collateral over the borrower's assets may be insufficient to make up any shortfall in payments.
CRITICAL ACCOUNTING POLICIES

The Manager has identified the most critical accounting estimates upon which the financial statements depend and determined the critical accounting estimates by considering accounting policies that involve the most complex or subjective decisions or assessments. The two critical accounting policies relate to the valuation of loans and treatment of non-accrual loans.
Loans are held at fair value as determined by management, in accordance with the valuation methods described in the valuation of loans section of Note 2 to the financial statements (Summary of Significant Accounting Policies). Critical factors in determining the fair value of a loan include payment history, collateral position, financial strength of borrower, prospects for the borrower's raising future equity rounds, likelihood of sale or acquisition of the borrower, and length of expected holding period of the loan, as well as an evaluation of the general interest rate environment. The actual value of the loans may differ from management’s estimates, which would affect net change in net assets resulting from operations as well as assets.
Results of Operations – For the period from August 12, 2015, the commencement of operations, through December 31, 2015
The Fund did not commence operations until August 12, 2015.

Total investment income for the period from August 12, 2015, commencement of operations, through December 31, 2015 was $0.6 million, which primarily consisted of interest on venture loans outstanding. The remaining income consisted of interest and dividends on the temporary investment of cash, and other income from commitment fees and warrants. The average gross outstanding performing loans calculated on a daily basis was $11.9 million for the period from August 12, 2015, commencement of operations, through December 31, 2015. The average interest rate on gross outstanding performing loans was 15.62% for the same periods. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants, and new loans funded during the year.
Expenses for the period from August 12, 2015, commencement of operations, through December 31, 2015 was $4.4 million. Management fees are calculated based on the Company’s committed capital for the first two years of the Fund’s life and thereafter as a percentage of Fund assets. Management fees for the Fund was $4.1 million for the period from August 12, 2015, commencement of operations, through December 31, 2015. Until August 11, 2017, management fees will be calculated as 2.5 percent of the committed capital of the Company. Starting on August 12, 2017, management fees will be calculated as 2.5 percent of the Fund's total assets.

Total organizational costs for the period from August 12, 2015, commencement of operations, through December 31, 2015 were $0.2 million. The banking and professional fees were less than $0.1 million for the period from August 12, 2015, commencement of operations, through December 31, 2015.
Other operating expenses were less than $0.1 million for the period from August 12, 2015, commencement of operations, through December 31, 2015. These expenses included director fees, custody fee, and other expenses related to the operation of the Fund.

Net investment loss for the period from August 12, 2015, commencement of operations, through December 31, 2015, was $3.8 million.

Net decrease in net assets resulting from operations for the period from August 12, 2015, commencement of operations, through December 31, 2015 was $3.8 million. On a per share basis, the net decrease in net assets resulting from operations was $37.88 for the period from August 12, 2015, commencement of operations, through December 31, 2015.
Liquidity and Capital Resources -- December 31, 2015
The Fund is owned entirely by the Company. The Company is expected, but not required, to make further contributions to the capital of the Fund to the extent of the Company’s members’ capital commitment to the Company and excess cash balances. As of December 31, 2015 the Company had received subscriptions for capital in the amount of $423.6 million, of which $42.4 million had been called and received. As of December 31, 2015, $381.2 million of capital remains uncalled. The remaining $381.2 million in committed capital as of December 31, 2015 is due to expire in August 2020 as the five year anniversary will have passed, at which time no further capital may be called. However, the Manager is permitted to extend the Fund's investment period by up two (2) additional calendar quarters in its sole and absolute discretion.
As of December 31, 2015, 23.9% of the Fund’s assets consisted of cash and cash equivalents. The Fund invested its assets in venture loans during the period from August 12, 2015, commencement of operations, through December 31, 2015. Amounts disbursed under the Fund’s loan commitments were $28.6 million for the period from August 12, 2015, commencement of operations, through December 31, 2015. Net loan amounts outstanding after amortization were approximately $26.2 million for the same period. Unexpired unfunded commitments as of December 31, 2015 were approximately $17.7 million.

Period Ended	Cumulative Amount Disbursed	Principal Amortization	Balance Outstanding– Fair Value	Unexpired Unfunded Commitments
December 31, 2015	$28.6 million	$2.4 million	$26.2 million	$17.7 million
Because venture loans are privately negotiated transactions, investments in these assets are relatively illiquid. It is the Fund’s experience that not all unfunded commitments will be used by borrowers.
The Fund seeks to meet the requirements to qualify for the special pass-through status available to RICs under the Internal Revenue Code, and thus to be relieved of federal income tax on that part of its net investment income and realized capital gains that it distributes to its shareholder. To qualify as a RIC, the Fund must distribute to its shareholder for each taxable year at least 90% of its investment company taxable income (consisting generally of net investment income and net short-term capital gain) (“Distribution Requirement”). To the extent that the terms of the Fund’s venture loans provide for the receipt by the Fund of additional interest at the end of the loan term or provide for the receipt by the Fund of a purchase price for the asset at the end of the loan term (“residual income”), the Fund would be required to accrue such residual income over the life of the loan, and to include such accrued income in its gross income for each taxable year even if it receives no portion of such residual income in that year. Thus, in order to meet the Distribution Requirement and avoid payment of income taxes or an excise tax on undistributed income, the Fund may be required in a particular year to distribute as a dividend an amount in excess of the total amount of income it actually receives. Those distributions will be made from the Fund's cash assets, from amounts received through amortization of loans or from borrowed funds.
As of December 31, 2015, the Fund has adequate cash reserves and approximately $6.9 million in scheduled receivable payments over the next year.  Additionally, the Fund has access to uncalled capital of $381.2 million as a liquidity source.  These amounts are sufficient to meet the current commitment backlog and operational expenses of the Fund over the next year.  The Fund constantly evaluates potential future liquidity resources and demands before making additional future commitments.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk
The Fund's business activities contain elements of risk. The Fund considers the principal types of market risk to be interest rate risk and valuation risk. The Fund considers the management of risk essential to conducting its business and to maintaining profitability. Accordingly, the Fund's risk management procedures are designed to identify and analyze the Fund's risks, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs.
The Fund manages its market risk by maintaining a portfolio that is diverse by industry, size of investment, stage of development, and borrower. The Fund has limited exposure to public market price fluctuations as the Fund primarily invests in private business enterprises and the Fund distributes all equity investments upon receipt to the Company.
The Fund's sensitivity to changes in interest rates is regularly monitored and analyzed by measuring the characteristics of assets and liabilities. The Fund utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates. Based on the model used for the sensitivity of interest income net of interest expense, if the balance sheet was to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 100 basis point change in interest rates would have affected net increase in net assets resulting from operations by less than 1% for the period from August 12, 2015, commencement of operations, through December 31, 2015. For the period from August 12, 2015, commencement of operations, through December 31, 2015, the interest expense is $0.
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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Quarterly Results
This information has been derived from unaudited financial statements that, in the opinion of management, include all normal recurring adjustments necessary for a fair presentation of such information.  The operating results for any quarter are not necessarily indicative of results for any future year.  The format of the statements have been modified, thus certain numbers have been combined in order to fit the format of the statements.  Prior to commencing its operations on August 12, 2015, the Fund had no operations other than the sale to the Company of 100,000 shares of common stock, $0.001 par value for $25,000 in July 2015.  This issuance of stock was a requirement in order to apply for a finance lender's license from the California Commissioner of Corporations, which was obtained on August 20, 2015.

December 31, 2015* (Unaudited)

	Quarterly Information for the Three Months Ended
	September 30, 2015*	December 31, 2015
Investment Income:
Interest on loans	$13,271	$598,486
Other interest and other income	57	13,110
Total investment income	13,328	611,596
Expenses:
Management fees	1,450,771	2,647,656
Organizational cost	181,096	—
Banking and professional fees	14,368	69,020
Other operating expenses	16,957	33,545
Total expenses	1,663,192	2,750,221
Net investment loss	(1,649,864)	(2,138,625)

Net decrease in net assets resulting from operations	$(1,649,864)	$(2,138,625)
Amount per common share:
Net decrease in net assets resulting from operations	$(16.50)	$(21.38)
Weighted average shares outstanding	100,000	100,000
* From August 12, 2015, commencement of operations, through September 30, 2015

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.
At the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Fund’s disclosure controls and procedures were effective in ensuring that information required to be disclosed was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and in providing reasonable assurance that information required to be disclosed by the Fund in such reports is accumulated and communicated to the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
There have not been any changes in the Fund’s internal control over financial reporting identified in connection with Management’s Report that occurred during the Fund’s fiscal quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.
MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) released an updated version of its Internal Control - Integrated Framework to reflect certain significant changes in business and operational environments that have occurred since the original framework was introduced in 1992. Under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the COSO’s 2013 updated Internal Control - Integrated Framework. Based on our evaluation under the 2013 COSO Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and even when determined to be effective, can only provide reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
This report of management on internal control over financial reporting shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.
Changes in Internal Controls
There were no significant changes in the Fund's internal controls or in other factors that could significantly affect these controls during the fiscal year ended December 31, 2015.

ITEM 9B.	OTHER INFORMATION
Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The following are the executive officers of the Fund.  All officers serve at the pleasure of the Fund's Board of Directors.

Name and Position With Fund	Age	Occupation During Past Five Years
Ronald W. Swenson, Chairman, and Director	71	Chairman, Chief Executive Officer, Director, and other positions for Westech Investment Advisors since 1994
Maurice C. Werdegar, President and Chief Executive Officer	51	President, Chief Executive Officer, Chief Operating Officer, Director and other positions for Westech Investment Advisors since 2001
Jay L. Cohan, Vice President, Assistant Secretary	51	Vice President, Assistant Secretary and other positions for Westech Investment Advisors since 1999
Martin D. Eng, Vice President, Chief Financial Officer, Treasurer, and Secretary	64	Vice President, Chief Financial Officer, Chief Compliance Officer, Treasurer and Secretary for Westech Investment Advisors since 2005.
David R. Wanek, Vice President	43	Vice President and other positions for Westech Investment Advisors since 2001
The information required by this item concerning the directors of the Fund and Section 16(a) compliance will be contained in the Fund's Proxy Statement filed in connection with the Annual Meeting of Shareholders to be held on May 11, 2016 (“Proxy Statement”) under the captions “Proposal 1 -- To Elect Five Directors of the Fund” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.
The Fund has adopted a Code of Ethics that is applicable to all of its officers.  A free copy of the Code of Ethics may be requested by contacting the Chief Financial Officer of the Fund.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this item will be contained in the Fund's Proxy Statement under the caption “Proposal 1 -- To Elect Five Directors of the Fund” and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS
The information required by this item will be contained in the Fund's Proxy Statement under the caption “Annex A -- Beneficial Ownership of Fund Shares” and is incorporated herein by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be contained in the Fund's Proxy Statement under the captions: “Other Information -- Managers” and is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be contained in the Fund's Proxy Statement under the captions: “Other Information - Independent Registered Public Accounting Firm.”

PART IV.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1. Index to Financial Statements and Financial Statement Schedules
Report of Independent Registered Public Accounting Firm
Statement of Assets and Liabilities as of December 31, 2015
Statement of Operations for the period ended December 31, 2015
Statement of Changes in Net Assets for the period ended December 31, 2015

Statement of Cash Flows for the period ended December 31, 2015
Notes to Financial Statements
No schedules are required because the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the required information is included in the financial statements and the notes thereto.

(a)	2. Exhibits

Exhibit	Exhibit Title

3(i)
Articles of Incorporation of the Fund as filed with the Maryland Secretary of State on May 6, 2015, incorporated by reference to the Fund's Form 10 filed with the Securities and Exchange Commission on May 29, 2015.

3(ii)	Bylaws of the Fund, incorporated by reference to the Fund's Form 10 filed with the Securities and Exchange Commission on May 29, 2015.

4.1
Form of Purchase Agreement between the Fund and the Company, incorporated by reference to the Fund's Registration Statement on Form 10 filed with the Securities and Exchange Commission on May 29, 2015.

10.1	Form of Custody Agreement between the Fund and Union Bank, N.A. filed with the Fund's Registration Statement on Form 10 filed with the Securities and Exchange Commission on May 29, 2015.

10.3
Form of Management Agreement between the Fund, and the Manager, incorporated by reference to the Fund's Registration Statement on Form 10 filed with the Securities and Exchange Commission on May 29, 2015.

31.1 - 32.2	Certifications pursuant to The Sarbanes-Oxley Act of 2002. (Rule 13a - 14 and Section 1350 Certificate)

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
VENTURE LENDING & LEASING VIII, INC.
(Registrant)

By:	/S/Maurice C. Werdegar		By:	/S/Martin D. Eng
	Maurice C. Werdegar			Martin D. Eng
	President and Chief Executive Officer			Chief Financial Officer
	Date:	March 15, 2016		Date:	March 15, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	NAME	TITLE	DATE

By:	/S/ William Russell Miller	Director	March 15, 2016
William Russell Miller

By:	/S/ Arthur C. Spinner	Director	March 15, 2016
Arthur C. Spinner

By:	/S/ Ronald W. Swenson	Chairman & Director	March 15, 2016
Ronald W. Swenson

By:	/S/ Spiro Constantine Lazarakis	Director	March 15, 2016
Spiro Constantine Lazarakis

By:	/S/ Maurice C. Werdegar	President, CEO & Director	March 15, 2016
Maurice C. Werdegar

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Venture Lending & Leasing VIII, Inc.:

We have audited the accompanying statement of assets and liabilities of Venture Lending & Leasing VIII, Inc. (the "Fund"), including the schedule of investments presented in Note 3, as of December 31, 2015, and the related statements of operations, cash flows, and changes in net assets for the period from August 12, 2015, commencement of operations, through December 31, 2015. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Fund's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of loans owned as of December 31, 2015, by correspondence with the borrowers; where replies were not received, we performed other auditing procedures. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Venture Lending & Leasing VIII, Inc. as of December 31, 2015, and the results of its operations, its cash flows, and changes in its net assets for the period from August 12, 2015, commencement of operations, through December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2, the financial statements include investments valued at $26.2 million (75% of total assets) as of December 31, 2015 whose fair values have been estimated by management in the absence of readily determinable fair values. Also discussed in Note 2 is the information used by management in making these estimates.

/s/ Deloitte & Touche LLP
March 15, 2016
San Francisco, California

VENTURE LENDING & LEASING VIII, INC.
Statement of Assets and Liabilities
As of December 31, 2015

December 31, 2015
ASSETS
Loans, at estimated fair value
(Cost of $26,231,626)	$26,231,626
Cash and cash equivalents	8,335,707
Other assets	342,488
Total assets	34,909,821

LIABILITIES
Accrued management fees	2,647,656
Accounts payable and other accrued liabilities	203,417
Total liabilities	2,851,073

NET ASSETS	$32,058,748

Analysis of Net Assets:

Capital paid in on shares of capital stock	$38,025,000
Distribution in excess of net investment income	(5,966,252)
Net assets (equivalent to $320.59 per share based on 100,000 shares of capital stock outstanding - See Note 6)	$32,058,748

Commitments & Contingent Liabilities:
Unfunded unexpired commitments (See Note 4)	$17,700,000

See notes to financial statements.

VENTURE LENDING & LEASING VIII, INC.
Statement of Operations
For the Period Ended December 31, 2015*

For the Period Ended
December 31, 2015*
INVESTMENT INCOME:
Interest on loans	$611,757
Other interest and other income	13,167
Total investment income	624,924

EXPENSES:
Management fees	4,098,427
Organizational costs	181,096
Banking and professional fees	83,388
Other operating expenses	50,502
Total expenses	4,413,413

Net investment loss	(3,788,489)

Net decrease in net assets resulting from operations	$(3,788,489)
Net decrease in net assets resulting from operations per share	$(37.88)
Weighted average shares outstanding	100,000
* From August 12, 2015, commencement of operations, through December 31, 2015

See notes to financial statements.

VENTURE LENDING & LEASING VIII, INC.
Statement of Changes In Net Assets
For the Period Ended December 31, 2015*

For the Period Ended
December 31, 2015*
Net decrease in net assets resulting from operations:
Net investment loss	$(3,788,489)
Net decrease in net assets resulting from operations	(3,788,489)

Return of capital to shareholder	(2,177,763)
Contributions from shareholder	38,000,000
Increase in capital transactions	35,822,237

Total increase in net assets	32,033,748

Net assets
Beginning of period	25,000

End of period (Undistributed net investment income of $0)	$32,058,748
* From August 12, 2015, commencement of operations, through December 31, 2015

See notes to financial statements.

VENTURE LENDING & LEASING VIII, INC.
Statement of Cash Flows
For the Period Ended December 31, 2015*

For the Period Ended
December 31, 2015*
CASH FLOWS FROM OPERATING ACTIVITIES:
Net decrease in net assets resulting from operations	$(3,788,489)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash used in operating activities:
Net increase in other assets	(342,488)
Net increase in accounts payable, other accrued
liabilities, and accrued management fees	2,851,073
Origination of loans	(28,575,000)
Principal payments on loans	2,343,374
Acquisition of equity securities	(2,177,763)
Net cash used in operating activities	(29,689,293)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions from shareholder	38,000,000
Net cash provided by financing activities	38,000,000
Net increase in cash and cash equivalents	8,310,707

CASH AND CASH EQUIVALENTS:
Beginning of period	25,000
End of period	$8,335,707

SUPPLEMENTAL DISCLOSURES:
NON-CASH ACTIVITIES:
Distributions of equity securities to shareholder	$2,177,763
* From August 12, 2015, commencement of operations, through December 31, 2015

See notes to financial statements.

VENTURE LENDING & LEASING VIII, INC.
Notes to Financial Statements for the Period from August 12, 2015, commencement of operations through December 31, 2015
1. ORGANIZATION AND OPERATIONS OF THE FUND
Venture Lending & Leasing VIII, Inc. (the “Fund”) was incorporated in Maryland on May 6, 2015 as a nondiversified closed-end management investment company electing status as a business development company (“BDC”) under the Investment Company Act of 1940, as amended ("1940 Act") and is managed by Westech Investment Advisors, LLC, formerly known as Westech Investment Advisors, Inc., (“Manager” or “Management”).  The Fund will be dissolved on December 31, 2025 unless an election is made to dissolve earlier by the Board of Directors (the "Board"). The Manager was formed upon the conversion of Westech Investment Advisors, Inc. into a limited liability company. One hundred percent of the stock of the Fund is held by Venture Lending & Leasing VIII, LLC (the “Company”).  Prior to commencing its operations on August 12, 2015, the Fund had no operations other than the sale to the Company of 100,000 shares of common stock, $0.001 par value for $25,000 in July 2015.  This issuance of stock was a requirement in order to apply for a finance lender's license from the California Commissioner of Corporations, which was obtained on August 20, 2015.

The Fund's investment objective is to achieve a superior risk-adjusted investment return.  The Fund seeks to achieve its investment objective by providing debt financing to portfolio companies.  The Fund's investing activities focus primarily on private debt securities.  The Fund generally receives warrants to acquire equity securities in connection with its portfolio investments.  The Fund generally distributes these warrants to its shareholder upon receipt.  The Fund also has guidelines for the percentage of total assets which will be invested in different types of assets.

The portfolio investments of the Fund consist of debt financing to early and late stage venture capital backed technology companies.
2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
Basis of Accounting
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.
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
Valuation Procedures
The Fund accounts for loans at fair value in accordance with the “Valuation Methods” below.  All valuations are determined under the direction of the Manager, in accordance with the valuation methods.
The Fund's loans are valued in connection with the issuance of its periodic financial statements, the issuance or repurchase of the Fund's shares at a price equivalent to the current net asset value per share, and at such other times as required by law.  On a quarterly basis, Management will submit to the Board a “Valuation Report,” which details the rationale for the valuation of investments.
As of December 31, 2015, the financial statements include nonmarketable investments of $26.2 million (or approximately 75% of the total assets) with fair values determined by the Manager in the absence of readily determinable market values.  Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.  Below is the information used by the Manager in making these estimates.

Loans
The Fund defines fair value as the price that would be received to sell an asset or paid to lower a liability in an orderly transaction between market participants at the measurement date. There is no secondary market for the loans made by the Fund to borrowers, hence Management determines fair value based on hypothetical markets. Venture loans are generally held to maturity and are recorded at estimated fair value. The determination of fair value is based on a number of factors including the amount for which an investment could be exchanged in a current sale, which assumes an orderly disposition over a reasonable period other than in a forced sale. Management considers the fact that no ready market exists for substantially all of the investments held by the Fund. Management determines whether to adjust the estimated fair value of a loan based on a number of factors including but not limited to the borrower's payment history, available cash and “burn rate,” revenues, net income or loss, the likelihood that the borrower will be able to secure additional financing in the future, as well as an evaluation of the general interest rate environment. The amount of any valuation adjustment considers liquidation analysis and is determined based upon a credit analysis of the borrower and an analysis of the expected recovery from the borrower, including consideration of factors such as the nature and quality of the Fund's security interests in collateral, the estimated value of the Fund's collateral, the size of the loan, and the estimated time that will elapse before the Fund achieves a recovery. Management has evaluated these factors and has concluded that the effect of deterioration in the quality of the underlying collateral, increase in the size of the loan, increase in the estimated time to recovery, and increase in the hypothetical market coupon rate would have the effect of lowering the value of the current portfolio of loans.

Non-accrual Loans

The Fund's policy is to place a loan on non-accrual status when the loan stops performing and Management deems that it is unlikely that the loan will return to performing status.  When a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed for the quarter in which the loan was placed on non-accrual status.  Any uncollected interest related to quarters prior to when the loan was placed on non-accrual status is added to the principal balance, and the aggregate balance of the principal and interest is evaluated in accordance with the policy for valuation of loans in determining Management's best estimate of fair value. Interest received by the Fund on non-accrual loans will be recorded if and when the proceeds exceed the book value of the loan.

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

No loans were classified as non-accrual as of December 31, 2015.
Warrants and Stock

Warrants and stock that are received in connection with loan transactions will be assigned a fair value at the time of acquisition. These securities are then distributed by the Fund to the Company at the assigned value. Warrants are valued based on a modified Black-Scholes option pricing model which takes into account underlying stock value, expected term, volatility, and risk-free interest rate, among other factors.

Underlying asset value is estimated based on information available, including information regarding recent rounds of funding of the portfolio company, or the publicly-quoted stock price at the end of the financial reporting period for warrants for comparable publicly-quoted securities.

Volatility, or the amount of uncertainty or risk about the size of the changes in the warrant price, is based on an index of publicly traded companies grouped by industry and which are similar in nature to the underlying client companies issuing the warrant (“Industry Index”). The volatility assumption for each Industry Index is based on the average volatility for individual public companies within the client company's industry for a period of time approximating the expected life of the warrants. A hypothetical increase in the volatility of the warrants used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants.

The remaining expected lives of warrants are based on historical experience of the average life of the warrants, as warrants are often exercised in the event of acquisitions, mergers, or initial public offerings, and terminated due to events such as bankruptcies, restructuring activities, or additional financings. These events cause the expected term to be less than the remaining contractual term of the warrants. For the period from August 12, 2015, commencement of operations, through December 31, 2015, the Fund assumed the average duration of a warrant is 3.5 years. The effect of a hypothetical increase in the estimated initial term of the warrants used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants.

The risk-free interest rate is derived from the constant maturity tables issued by the U.S. Treasury Department. The effect of a hypothetical increase in the estimated risk-free rate used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants.

On an annual basis, the Fund engages an independent valuation company to provide valuation assistance to value the warrants which are received as part of loan consideration. These warrants are distributed to the Fund's shareholder immediately upon receipt. This independent third party evaluates the Fund's valuation methodology and assumptions for reasonableness from the perspective of a market participant. The independent third party also calculates certain inputs used such as volatility and risk-free rate. Upon the receipt of such data, a sample test is performed to ensure the accuracy of the independent calculations and that the source of data is reliable and consistent with the way in which the calculations were made in prior periods. Such inputs are entered into the database with a second review to ensure the accuracy of the input information. All calculations of warrant values are performed by one employee and reviewed by a second employee. The inputs of the modified Black-Scholes option pricing model are reevaluated every quarter.

Other Assets and Liabilities

As of December 31, 2015, the fair values of Other Assets and Liabilities are estimated at their carrying values because of their short-term nature of these assets or liabilities.

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
Credit Risks
Most of the companies with which the Fund enters into financing transactions have not achieved profitability, experience substantial fluctuations in their operating results or, in many cases, do not have significant operating revenues. The ability of any borrower to meet its obligations to the Fund, therefore, depends to a significant extent on the willingness of such borrower’s venture capital equity investors or outside investors to provide additional equity financing, which in turn will depend on the borrower’s success in meeting its business plan, the market climate for venture capital investments generally, and many other factors. The companies to which the Fund provides financing frequently engage in the development of new products or technologies, and the success of these efforts, or the ability of the companies to successfully manufacture or market products or technologies developed, cannot be assured. These companies frequently face intense competition, including competition from companies with greater resources, and may face risks of product or technological obsolescence, non-acceptance in the market, or rapidly changing regulatory environments, any of which could adversely affect their prospects. The success of such companies often depends on the management talents and efforts of one person or small group of persons whose death, disability or resignation would adversely affect the company.
Emerging Company Risks
The possibility that the companies in which the Fund invests will not be able to commercialize their technology or product concept presents significant risk. Additionally, although some of such companies may already have a commercially successful product or product line at the time of investment, technology products and services often have a more limited market or life span than products in other industries. Thus, the ultimate success of these companies may depend on their ability to continually innovate in increasingly competitive markets. Most of the companies in which the Fund invests will require substantial additional equity financing to satisfy their continuing growth and working capital requirements. Each round of venture financing is typically intended to provide a company with enough capital to reach the next stage of development. The circumstances or market conditions under which such companies will seek additional capital is unpredictable. It is possible that certain of such companies will not be able to raise additional financing or may be able to do so only at a price or on terms which are unfavorable.
Crisis in Financial Markets
The ability of the Fund to provide an acceptable return may be adversely affected by economic factors to which the market place is subject. Volatility in the global financial markets reached unprecedented levels during 2008 and 2009, and these volatile conditions continued for some period thereafter (albeit to a lesser extent) and may recur into the future. This market turmoil could have a material adverse effect on the Fund’s business and operations. The tightening of the credit markets could impair the Fund’s ability to either acquire or utilize leverage to maximize the return it achieves on investments.
It is possible that market conditions could decrease the demand for venture loans. Furthermore, market conditions could also adversely impact the ability of the Fund’s borrowers to meet their obligations to the Fund and the value of the Fund’s direct investments in companies. Most of the companies in which the Fund will invest will not have achieved profitability and will require substantial equity financing to satisfy their continuing growth and working capital requirements. An economic downturn could decrease the demand for such borrower’s products and technology, thereby impairing such borrower’s financial condition and its ability to either acquire or raise additional equity financing from outside investors. Should these events occur, there could be in an increase in borrower defaults under their obligations to the Fund, or a decrease in the value of the Fund’s direct equity investments. U.S. and global economic conditions could deteriorate and remain weak for an extended period of time.

Tax Status
The Fund intends to be treated as a Regulated Investment Company ("RIC") under Subchapter M of the Internal Revenue Code (the "Code") and operates in a manner so as to qualify for the tax treatment applicable to RICs. Failing to maintain at least 70% of total assets in "qualifying assets" will result in the loss of BDC status, resulting in losing its favorable tax treatment as a RIC.

In order to qualify for favorable tax treatment as a RIC, the Fund is required to distribute annually to its sole shareholder at least 90% of its investment company taxable income, as defined by the Code. To avoid federal excise taxes, the Fund must distribute annually at least 98% of its ordinary income and 98.2% of net capital gains from the current year and any undistributed ordinary income and net capital gains from the preceding years. The Fund, at its discretion, may carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on this income. If the Fund chooses to do so, all other things being equal, this would increase expenses and reduce the amount available to be distributed to the sole shareholder. The Fund will accrue excise tax on estimated undistributed taxable income as required. Below is a table summarizing the cost (on GAAP and tax basis) and the appreciation and depreciation of the investments reported on the schedule of investments in Note 3 below.

As of December 31, 2015

Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)	Fair Value
Loans	$26,231,626	—	—	—	$26,231,626

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

Through December 31, 2015, the Fund had no undistributed earnings. Additionally, for the period from August 12, 2015 commencement of operations, through December 31, 2015, distributions were made in excess of distributable earnings by $2.2 million. The Fund may pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce the shareholder's tax basis in its shares. Distributions in excess of the net investment income was $2.2 million as of December 31, 2015. As of December 31, 2015, the Fund had no uncertain tax positions. As of December 31, 2015, the Fund had no capital loss carry forwards.

The Fund's tax years open to examination by federal and California tax authorities are for years 2015 and forward.
3.  SCHEDULE OF INVESTMENTS
As of December 31, 2015, all loans were made to non-affiliates as follows:

Borrowers	Percentage of	Estimated Fair Value	Par Value	Final
	Net Assets	12/31/2015	12/31/2015	Maturity Date

Computers & Storage
Rigetti & Co., Inc.		$702,377	$702,377	01/01/2019
Subtotal:	2.2%	$702,377	$702,377

Internet
Apartment List, Inc.		$1,362,110	$1,362,110	11/01/2019
Blitsy, Inc.		469,038	469,038	02/01/2019
CapLinked, Inc.		218,415	218,415	12/01/2018
PerformLine, Inc.		329,776	329,776	12/01/2018
Thrive Market, Inc.		4,597,636	4,597,636	09/01/2019
Viyet, Inc.		206,942	206,942	01/01/2019
Subtotal:	22.4%	$7,183,917	$7,183,917

Other Healthcare
Caredox, Inc.		$699,772	$699,772	01/01/2019
Lean Labs, Inc.		227,272	227,272	12/01/2018
Project Healthy Living, Inc.		920,053	920,053	12/01/2018
Wellist PBC, Inc.		168,014	168,014	03/01/2019
Subtotal:	6.3%	$2,015,111	$2,015,111

Other Technology
Automatic Labs, Inc.		$2,809,602	$2,809,602	12/01/2018
Candy Club Holdings, Inc.		231,448	231,448	09/01/2018
Daylight Solutions, Inc.		753,241	753,241	12/01/2018
Flo Water, Inc.		211,622	211,622	08/01/2018
Gap Year Global, Inc.		236,385	236,385	10/01/2018
Owlet Baby Care, Inc.		906,998	906,998	03/01/2019
Seriforge, Inc.		212,260	212,260	09/01/2018
Skully, Inc.		2,348,512	2,348,512	12/01/2018
Subtotal:	24.0%	$7,710,068	$7,710,068

Security
Bottlenose, Inc.		$1,364,114	$1,364,114	12/01/2018
Subtotal:	4.3%	$1,364,114	$1,364,114

Software
Addepar, Inc.		$4,762,615	$4,762,615	06/01/2018
Apptimize, Inc.		458,467	458,467	09/01/2018
Bloomboard, Inc.		910,846	910,846	08/01/2019
Toast, Inc.		466,745	466,745	01/01/2019
Subtotal:	20.6%	$6,598,673	$6,598,673

Wireless
Bluesmart, Inc.		$657,366	$657,366	09/01/2019
Subtotal:	2.0%	$657,366	$657,366

Total Loans (Cost of $26,231,626)	81.8%	$26,231,626	$26,231,626

As of December 31, 2015, no loans were classified as non-accrual and as non-qualifying assets.
4. FAIR VALUE DISCLOSURES
Loans generally are made to borrowers pursuant to commitments whereby the Fund agrees to finance assets and provide working capital up to a specified amount for the term of the commitments, upon the terms and subject to the conditions specified by such commitment.  As of December 31, 2015, the Fund's investments in loans are primarily to companies based within the United States and are diversified among borrowers in the industries shown below.  The percentage of net assets that each industry group represents is shown with the industry totals below  (the sum of the percentages does not equal 100 percent because the percentages are based on net assets as opposed to total loans).  All loans are senior to unsecured creditors except where indicated.
The Fund defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date; that is, an exit price. The exit price assumes the asset or liability was exchanged in an orderly transaction; it was not a forced liquidation or distressed sale.
Loan balances are summarized by borrower.  Typically a borrower's balance will be composed of several loans drawn under a commitment made by the Fund with the interest rate on each loan fixed at the time each loan is funded.  Each loan drawn under a commitment has a different maturity date and amount.  For the period from August 12, 2015, commencement of operations, through December 31, 2015, the weighted-average interest rate on performing loans was 15.62%. This rate is inclusive of both cash and non-cash interest income. For the same period, the weighted-average interest rate on the cash portion of the interest income was 11.96%. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volati lity of values ascribed to warrants and new loans funded during the year.
The risk profile of a loan changes when events occur that impact the credit analysis of the borrower and loan as discussed in the Fund’s loan accounting policy. Such changes result in the fair value being adjusted from par value of the individual loan. Where the risk profile is consistent with the original underwriting, which is primarily the case for this loan portfolio, the par value of the loan approximates fair value.
All loans as of December 31, 2015 were made to non-affiliates.
The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies.  These loans are generally secured by assets of the borrowers.  As a result, the Fund is subject to general credit risk associated with such companies. As of December 31, 2015, the Fund had unexpired unfunded commitments to borrowers of $17.7 million.
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
Transfer of investments between levels of the fair value hierarchy is recorded on the actual date of the event or change in circumstances that caused the transfer. There were no transfers in and out of Level 1, 2, and 3 during the period from August 12, 2015 commencement of operations, through December 31, 2015.
The Fund's cash equivalents were valued at the traded net asset value of the money market fund. As a result, these measurements are classified as Level 1. The Fund uses estimated exit values when determining the value of its investments. Because these loan transactions are individually negotiated and unique, and there is no market in which these assets trade, the inputs for these assets, which are discussed in the Valuation Methods listed above, are classified as Level 3.
The following tables provide quantitative information about the Fund's Level 3 fair value measurements of the Fund's investments as of December 31, 2015. In addition to the techniques and inputs noted in the table below, the Fund may also use other valuation techniques and methodologies when determining its fair value measurements.

Investment Type - Level 3
Debt Investments	Fair Value at 12/31/2015	Valuation Techniques / Methodologies	Unobservable Input	Weighted Average / Amount or Range

Computers & Storage	$702,377	Hypothetical market analysis	Hypothetical market coupon rate	14%

Internet	$7,183,917	Hypothetical market analysis	Hypothetical market coupon rate	16%

Other Healthcare	$2,015,111	Hypothetical market analysis	Hypothetical market coupon rate	16%

Other Technology	$7,710,068	Hypothetical market analysis	Hypothetical market coupon rate	16%

Security	$1,364,114	Hypothetical market analysis	Hypothetical market coupon rate	16%

Software	$6,598,673	Hypothetical market analysis	Hypothetical market coupon rate	14%

Wireless	$657,366	Hypothetical market analysis	Hypothetical market coupon rate	17%

	$26,231,626

The following table presents the balances of assets as of December 31, 2015 measured at fair value on a recurring basis:

As of December 31, 2015	Level 1	Level 2	Level 3	Total
ASSETS:
Loans*	$—	$—	$26,231,626	$26,231,626
Cash equivalents	8,335,707	—	—	8,335,707
Total assets	$8,335,707	$—	$26,231,626	$34,567,333
* For a detailed listing of borrowers comprising this amount, please refer to Note 3, Schedule of Investments.
The following table provides a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Period Ended December 31, 2015*
	Loans	Warrants
Beginning balance	$—	$—
Acquisitions and originations	28,575,000	2,177,763
Principal reductions	(2,343,374)	—
Distributions to shareholder	—	(2,177,763)
Ending balance	$26,231,626	$—
Net change in unrealized loss on investment relating to investment still held at December 31, 2015	$—
* From August 12, 2015 commencement of operations, through December 31, 2015.
5. EARNINGS PER SHARE
Basic earnings per share are computed by dividing net increase (decrease) in net assets resulting from operations by the weighted average common shares outstanding.  Diluted earnings (loss) per share are computed by dividing net income (loss) by the weighted average common shares outstanding, including the dilutive effects of potential common shares (e.g., stock options).  The Fund has no instruments that would be potential common shares; thus, reported basic and diluted earnings (loss) per share are the same.
6.  CAPITAL STOCK
As of December 31, 2015, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding.  Total committed capital of the Company, as of December 31, 2015 is $423.63 million.  Total contributed capital to the Company through December 31, 2015 was $42.4 million, of which $38.0 million was contributed to the Fund.
The chart below shows the distributions of the Fund for the period from August 12, 2015, commencement of operations, through December 31, 2015.

For the Period Ended
December 31, 2015*
Distributions of equity securities	$2,177,763
Total distributions to shareholder	$2,177,763
* From August 12, 2015, commencement of operations, through December 31, 2015.
7. MANAGEMENT AND RELATED PARTIES
Management
As compensation for its services to the Fund, the Manager receives a management fee (“Management Fee”) computed and paid at the end of each quarter at an annual rate of 2.5 percent of the Company's committed equity capital (regardless of when or if the capital is called) as of the last day of each fiscal quarter in a two-year period commencing with the first capital closing, which took place on August 12, 2015.  Following this two-year period, Management Fees will be calculated and paid at the end of each quarter at an annual rate of 2.5 percent of the Fund's total assets (including amounts derived from borrowed funds) as of the last day of each quarter.  Management Fees of $4.1 million were recognized as expenses for the period from August 12, 2015, commencement of operations, through December 31, 2015.

Related Parties
Certain officers and directors of the Company also serve as officers and directors of the Manager.  The Articles of Incorporation of the Fund provide for indemnification of directors, officers, employees, and agents (including the Manager) of the Fund to the full extent permitted by applicable state law and the 1940 Act, including the advance of expenses and reasonable counsel fees.  The Articles of Incorporation of the Fund also contain a provision eliminating personal liability of a Fund director or officer to the Fund or its shareholder for monetary damages for certain breaches of their duty of care. For this reason, the Fund has acquired the directors & officers insurance policy.
Transactions with Venture Lending & Leasing VII, Inc. (“Fund VII”)
The Manager also serves as manager for Fund VII. The Fund's Board of Directors determined that so long as Fund VII had capital available to invest in loan transactions with final maturities earlier than December 31, 2022 (the date on which Fund VII will be dissolved), the Fund would invest in each portfolio company in which Fund VII invested (“Investments”). The amount of each Investment was allocated 50% to the Fund and 50% to Fund VII.

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
Intercreditor Agreements
In each transaction in which the Fund and Fund VII invest or in which other lender has either invested or may later invest, it is expected that the Fund and Fund VII or the other lender will enter into an intercreditor agreement pursuant to which the Fund and Fund VII will cooperate, along with any predecessor Funds which still have a balance outstanding, in pursuing their remedies following a default by the common borrower. Generally, under such intercreditor agreements, each party would agree that its security interest would be treated in parity with the security interest of the other party, regardless of which security interest would have priority under applicable law.  Accordingly, proceeds realized from the sale of any collateral or the exercise of any other creditor's rights will be allocated between the Fund, Fund VII and any predecessor Funds as described above, pro rata in accordance with the amounts of their respective investments.  An exception to the foregoing arrangement would occur in situations where, for example, one of the lenders financed specific items of equipment collateral; in that case, usually the lender who financed the specific assets will have a senior lien on that asset, and the other lender will have a junior priority lien (even though they may ratably share liens of equal priority on other assets of the common borrower).  As a result of such intercreditor agreements, the Fund may have less flexibility in pursuing its remedies following a default than it would have had there been no intercreditor agreement, and the Fund may realize fewer proceeds.  In addition, because the Fund and Fund VII invest at the same time in the same borrower, such borrower would be required to service two loans rather than one.  Any additional administrative costs or burdens resulting there from may make the Fund a less attractive lender, and may make it more difficult for the Fund to acquire such loans.
8. FINANCIAL HIGHLIGHTS
GAAP requires disclosure of financial highlights of the Fund for the period presented. The total rate of return is defined as the return based on the change in value during the period of a theoretical investment made at the beginning of the period.  The total rate of return assumes a constant rate of return for the Fund during the period reported and weights each cash flow by the amount of time held in the Fund.  This required methodology differs from an internal rate of return. The Fund did not commence operations until August 12, 2015.
The ratios of expenses and net investment loss to average net assets, calculated below, are not annualized and are computed based upon the aggregate weighted average net assets of the Fund for the period presented.  Because of the relatively short duration of fiscal year 2015, annualizing the ratios of expenses and net investment loss to average net assets for the period August 12, 2015, commencement of operations, through December 31, 2015 would not be meaningful. Net investment loss is inclusive of all investment income, net of expenses, and excludes realized or unrealized gains and losses.

Beginning and ending net asset values per share are based on the beginning and ending number of shares outstanding.  Other per share information is calculated based upon the aggregate weighted average net assets of the Fund for the period presented.
The following per share data and ratios have been derived from the information provided in the financial statements:

For the Period Ended
December 31, 2015*

Total return	(29.86)%

Per share amounts:
Net asset value, beginning of period	$0.25

Net investment income loss	$(37.88)
Net decrease in net assets resulting from operations	$(37.88)

Return of capital to shareholder	$(21.78)
Contributions from shareholder	380.00
Net asset value, end of period	$320.59

Net assets, end of period	$32,058,748

Ratios to average net assets:
Expenses	23.60%
Net investment loss	(20.26)%
Portfolio turn over rate	0%
* From August 12, 2015, commencement of operations, through December 31, 2015.
9. SUBSEQUENT EVENTS
The Fund evaluated subsequent events through the date the financial statements were issued and determined that no additional subsequent events had occurred that would require accrual or disclosure in the financial statements.