Form 10-Q
period 2016-03-31
Venture Lending & Leasing VIII, Inc.
filed 2016-05-13
CIK 1642862

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________

Commission file number 814-00969

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [x]	Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]  No [x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 13, 2016
Common Stock, $.001 par value	100,000

VENTURE LENDING & LEASING VIII, INC.
INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Statements of Assets and Liabilities (Unaudited)
As of March 31, 2016 and December 31, 2015

Condensed Statements of Operations (Unaudited)
For the Three Months Ended March 31, 2016

Condensed Statements of Changes in Net Assets (Unaudited)
For the Three Months Ended March 31, 2016

Condensed Statements of Cash Flows (Unaudited)
For the Three Months Ended March 31, 2016

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

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VENTURE LENDING & LEASING VIII, INC.

CONDENSED STATEMENT OF ASSETS AND LIABILITIES (UNAUDITED)
AS OF MARCH 31, 2016 AND DECEMBER 31, 2015

	March 31, 2016	December 31, 2015
ASSETS
Loans, at estimated fair value
(Cost of $51,794,815 and $26,231,626)	$51,794,815	$26,231,626
Cash and cash equivalents	14,991,135	8,335,707
Other assets	656,782	342,488
Total assets	67,442,732	34,909,821

LIABILITIES
Accrued management fees	2,647,656	2,647,656
Accounts payable and other accrued liabilities	516,524	203,417
Total liabilities	3,164,180	2,851,073

NET ASSETS	$64,278,552	$32,058,748

Analysis of Net Assets:

Capital paid in on shares of capital stock	$73,625,000	$38,025,000
Distribution in excess of net investment income	(9,346,448)	(5,966,252)
Net assets (equivalent to $642.79 and $320.59 per share based on 100,000 shares of capital stock outstanding - See Note 6)	$64,278,552	$32,058,748

Commitments & Contingent Liabilities:
Unfunded unexpired commitments (See Note 4)	$35,135,227	$17,700,000

See notes to condensed financial statements.

VENTURE LENDING & LEASING VIII, INC.

CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2016

For the Three Months Ended March 31, 2016

INVESTMENT INCOME:
Interest on loans	$1,458,777
Other interest and other income	10,856
Total investment income	1,469,633

EXPENSES:
Management fees	2,647,656
Banking and professional fees	85,932
Other operating expenses	25,091
Total expenses	2,758,679

Net investment loss	(1,289,046)

Net decrease in net assets resulting from operations	$(1,289,046)
Net decrease in net assets resulting from operations per share	$(12.89)
Weighted average shares outstanding	100,000

See notes to condensed financial statements.

VENTURE LENDING & LEASING VIII, INC.

CONDENSED STATEMENT OF CHANGES IN NET ASSETS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2016

For the Three Months Ended March 31, 2016
Net decrease in net assets resulting from operations:
Net investment loss	$(1,289,046)

Net decrease in net assets resulting from operations	(1,289,046)

Return of capital to shareholder	(2,091,150)
Contributions from shareholder	35,600,000
Increase in capital transactions	33,508,850

Total increase in net assets	32,219,804

Net assets
Beginning of period	32,058,748

End of period (undistributed net investment income of $0)	$64,278,552

See notes to condensed financial statements.

VENTURE LENDING & LEASING VIII, INC.

CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2016

For the Three Months Ended March 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net decrease in net assets resulting from operations	$(1,289,046)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash used in operating activities:
Net increase in other assets	(314,294)
Net increase in accounts payable, other accrued liabilities, and accrued management fees	313,107
Origination of loans	(27,464,773)
Principal payments on loans	1,901,584
Acquisition of equity securities	(2,091,150)
Net cash used in operating activities	(28,944,572)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions from shareholder	35,600,000
Net cash provided by financing activities	35,600,000

Net increase in cash and cash equivalents	6,655,428

CASH AND CASH EQUIVALENTS:
Beginning of period	8,335,707
End of period	$14,991,135

SUPPLEMENTAL DISCLOSURES:
NON-CASH ACTIVITIES:
Distributions of equity securities to shareholder	$2,091,150

See notes to condensed financial statements.

VENTURE LENDING & LEASING VIII, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.	ORGANIZATION AND OPERATIONS OF THE FUND
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

The Fund's investment objective is to achieve a superior risk adjusted return. In the Manager's opinion, the accompanying financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the three months ended March 31, 2016 are not necessarily indicative of what the results would be for a full year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Fund's Annual Report on Form 10-K for the period ended December 31, 2015.

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
The Fund's loans are valued in connection with the issuance of its periodic financial statements, the issuance or repurchase of the Fund's shares at a price equivalent to the current net asset value per share, and at such other times as required by law.  On a quarterly basis, Management submits to the Board a "Valuation Report" and "Valuation Notes", which details the rationale for the valuation of investments.
As of March 31, 2016, the financial statements include nonmarketable investments of $51.8 million (or approximately 77% of total assets), with fair values determined by the Manager in the absence of readily determinable market values. Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Below is the information used by the Manager in making these estimates.

Loans

The Fund defines fair value as the price that would be received to sell an asset or paid to lower a liability in an orderly transaction between market participants at the measurement date. There is no secondary market for the loans made by the Fund to borrowers, hence Management determines fair value based on hypothetical markets. Venture loans are generally held to maturity and are recorded at estimated fair value. The determination of fair value is based on a number of factors including the amount for which an investment could be exchanged in a current sale, which assumes an orderly disposition over a reasonable period other than in a forced sale. Management also considers the fact that no ready market exists for substantially all of the investments held by the Fund. Management determines whether to adjust the estimated fair value of a loan based on a number of factors including but not limited to the borrower's payment history, available cash and “burn rate,” revenues, net income or loss, the likelihood that the borrower will be able to secure additional financing in the future, as well as an evaluation of the general interest rate environment. The amount of any valuation adjustment considers liquidation analysis and is determined based upon a credit analysis of the borrower and an analysis of the expected recovery from the borrower, including consideration of factors such as the nature and quality of the Fund's security interests in collateral, the estimated value of the Fund's collateral, the size of the loan, and the estimated time that will elapse before the Fund achieves a recovery. Management has evaluated these factors and has concluded that the effect of deterioration in the quality of the underlying collateral, increase in the size of the loan and increase in the estimated time to recovery, and increase in the hypothetical market coupon rate would have the effect of lowering the value of the current portfolio of loans.

Non-accrual Loans

The Fund's policy is to place a loan on non-accrual status when the loan stops performing and Management deems that it is unlikely that the loan will return to performing status.  When a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed for the quarter in which the loan was placed on non-accrual status.  Any uncollected interest related to quarters prior to when the loan was placed on non-accrual status is added to the principal balance, and the aggregate balance of the principal and interest is evaluated in accordance with the policy for valuation of loans in determining Management's best estimate of fair value. Interest received by the Fund on non-accrual loans will be recorded if and when the proceeds exceed the book value of the loans.
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
No loans were classified as non-accrual as of March 31, 2016 and December 31, 2015.

Warrants

Warrants that are received in connection with loan transactions generally will be assigned a fair value at the time of acquisition. These securities are then distributed by the Fund to the Company at the assigned value. Warrants are valued based on a modified Black-Scholes option pricing model which takes into account factors underlying stock value, expected term, volatility, and risk-free interest rate, among other factors.
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
The remaining expected lives of warrants are based on historical experience of the average life of the warrants, as warrants are often exercised in the event of acquisitions, mergers, or initial public offerings and terminated due to events such as bankruptcies, restructuring activities, or additional financings. These events cause the expected term to be less than the remaining contractual term of the warrants. For the three months ended March 31, 2016, the Fund assumed the average duration of a warrant is 3.5 years. The effect of a hypothetical increase in the estimated initial term of the warrants used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants.
The risk-free interest rate is derived from the constant maturity tables issued by the U.S. Treasury Department. The effect of a hypothetical increase in the estimated risk-free rate used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants.
The Fund engages an independent valuation company to provide valuation assistance including the evaluations of the Fund's valuation methodology and the reasonableness of the assumptions used from the perspective of a market participant. They calculate several of the inputs used such as volatility and risk-free rate. Upon the receipt of such data from the valuation company, a sample test is performed to ensure the accuracy of their calculations and that the source of data is reliable and consistent with the way in which the calculations were made in prior periods. Such inputs are entered into the database with a second review to ensure the accuracy of the input information. All calculations of warrant values are performed by one employee and reviewed by a second employee. The inputs of the modified Black-Scholes option pricing model are reevaluated every quarter.
Other Assets and Liabilities
As of March 31, 2016, the fair values of Other Assets and Liabilities are estimated at their carrying values because of the short-term nature of these assets or liabilities.
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

Tax Status

The Fund intends to be treated as a Regulated Investment Company ("RIC") under Subchapter M of the Internal Revenue Code (the "Code") and operates in a manner so as to qualify for the tax treatment applicable to RICs. Failing to maintain at least 70% of total assets in "qualifying assets" will result in the loss of BDC status, resulting in losing its favorable tax treatment as a RIC. As of March 31, 2016, the Fund has met the BDC and RIC requirements.

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

As of March 31, 2016

Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)	Fair Value
Loans	$51,794,815	$—	$—	$—	$51,794,815

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

Through March 31, 2016, the Fund had no undistributed earnings. Additionally, for the three months ended March 31, 2016, distributions were made in excess of distributable earnings by $2.1 million. The Fund may pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce the shareholder's tax basis in its shares. As of March 31, 2016, the Fund had no uncertain tax positions. As of March 31, 2016, the Fund had no capital loss carry forwards.

The Fund's tax years open to examination by federal tax authorities and California tax authorities are for years 2015 and forward.

3.	SCHEDULES OF INVESTMENTS

As of March 31, 2016, all loans were made to non-affiliates as follows (unaudited):

Borrower:	Percentage of Net Assets	Estimated Fair Value 3/31/2016	Par Value 3/31/2016	Final Maturity Date

Biotechnology
Phylagen, Inc.		$223,444	$223,444	7/1/2019
Subtotal:	0.4%	$223,444	$223,444

Computers & Storage
Rigetti & Co., Inc.		$706,851	$706,851	1/1/2019
Subtotal:	1.1%	$706,851	$706,851

Internet
Allbirds, Inc.		$227,806	$227,806	12/1/2018
Apartment List, Inc		1,380,300	1,380,300	11/1/2019
Blitsy, Inc.		471,905	471,905	2/1/2019
CapLinked, Inc.		$464,313	$464,313	1/1/2019
HEXAGRAM49, Inc.		710,280	710,280	6/1/2019
PerformLine, Inc.		$639,053	$639,053	2/1/2019
Thrive Market, Inc.		7,045,882	7,045,882	9/1/2019
TouchofModern, Inc.		3,706,678	3,706,678	12/1/2019
Traackr, Inc.		458,263	458,263	1/1/2019
Viyet, Inc.		211,689	211,689	1/1/2019
Subtotal:	23.8%	$15,316,169	$15,316,169

Medical Devices
JustRight Surgical LLC		$1,305,415	$1,305,415	1/1/2019
Subtotal:	2.1%	$1,305,415	$1,305,415

Other Healthcare
Caredox, Inc.		$704,599	$704,599	1/1/2019
Lean Labs, Inc.		229,657	229,657	12/1/2018
Project Healthy Living, Inc.		928,531	928,531	12/1/2018
Trio Health Advisory Group, Inc.		909,790	909,790	2/1/2019
Wellist PBC, Inc.		170,894	170,894	3/1/2019
Subtotal:	4.6%	$2,943,471	$2,943,471

Other Technology
Asset Avenue, Inc.		$875,673	$875,673	10/1/2018
Automatic Labs, Inc.		2,836,980	2,836,980	12/1/2018
Candy Club Holdings, Inc.		233,689	233,689	9/1/2018
CommunityCo, LLC		249,291	249,291	3/1/2019
Daylight Solutions, Inc.		775,582	775,582	12/1/2018

Ensyn Corporation		2,758,848	2,758,848	6/1/2019
Eponym, Inc.		704,129	704,129	12/1/2018
Flo Water, Inc.		209,772	209,772	8/1/2018
Gap Year Global, Inc.		238,873	238,873	10/1/2018
Hyperloop Technologies, Inc.		7,068,516	7,068,516	6/1/2019
One Financial Holdings Group, Inc.		343,202	343,202	1/1/2019
Owlet Baby Care, Inc.		915,660	915,660	3/1/2019
Seriforge, Inc.		217,179	217,179	9/1/2018
Skully, Inc.		2,369,114	2,369,114	12/1/2018
Subtotal:	30.8%	$19,796,508	$19,796,508

Security
Bottlenose, Inc.		$1,378,711	$1,378,711	12/1/2018
Subtotal:	2.1%	$1,378,711	$1,378,711

Software
Addepar, Inc.		$4,789,705	$4,789,705	6/1/2018
Apptimize, Inc.		948,427	948,427	3/1/2019
Bloomboard, Inc.		917,704	917,704	8/1/2019
Toast, Inc.		473,177	473,177	1/1/2019
Workspot, Inc.		659,646	659,646	2/1/2019
Subtotal:	12.1%	$7,788,659	$7,788,659

Technology Services
Iris.tv, Inc.		$229,707	$229,707	4/1/2019
PayJoy, Inc.		227,883	227,883	4/1/2019
Subtotal:	0.7%	$457,590	$457,590

Wireless
Bluesmart, Inc.		$1,877,997	$1,877,997	9/1/2019
Subtotal:	2.9%	$1,877,997	$1,877,997

Total Loans (Cost of $51,794,815)	80.6%	$51,794,815	$51,794,815

As of March 31, 2016, no loans were classified as non-accrual and as non-qualifying assets.

As of December 31, 2015, all loans were made to non-affiliates as follows:

Borrowers	Percentage of Net Assets	Estimated Fair Value 12/31/2015	Par Value 12/31/2015	Final Maturity Date

Computers & Storage
Rigetti & Co., Inc.		$702,377	$702,377	01/01/2019
Subtotal:	2.2%	$702,377	$702,377

Internet
Apartment List, Inc.		$1,362,110	$1,362,110	11/01/2019
Blitsy, Inc.		469,038	469,038	02/01/2019
CapLinked, Inc.		218,415	218,415	12/01/2018
PerformLine, Inc.		329,776	329,776	12/01/2018
Thrive Market, Inc.		4,597,636	4,597,636	09/01/2019
Viyet, Inc.		206,942	206,942	01/01/2019
Subtotal:	22.4%	$7,183,917	$7,183,917

Other Healthcare
Caredox, Inc.		$699,772	$699,772	01/01/2019
Lean Labs, Inc.		227,272	227,272	12/01/2018
Project Healthy Living, Inc.		920,053	920,053	12/01/2018
Wellist PBC, Inc.		168,014	168,014	03/01/2019
Subtotal:	6.3%	$2,015,111	$2,015,111

Other Technology
Automatic Labs, Inc.		$2,809,602	$2,809,602	12/01/2018
Candy Club Holdings, Inc.		231,448	231,448	09/01/2018
Daylight Solutions, Inc.		753,241	753,241	12/01/2018
Flo Water, Inc.		211,622	211,622	08/01/2018
Gap Year Global, Inc.		236,385	236,385	10/01/2018
Owlet Baby Care, Inc.		906,998	906,998	03/01/2019
Seriforge, Inc.		212,260	212,260	09/01/2018
Skully, Inc.		2,348,512	2,348,512	12/01/2018
Subtotal:	24.0%	$7,710,068	$7,710,068

Security
Bottlenose, Inc.		$1,364,114	$1,364,114	12/01/2018
Subtotal:	4.3%	$1,364,114	$1,364,114

Software
Addepar, Inc.		$4,762,615	$4,762,615	06/01/2018
Apptimize, Inc.		458,467	458,467	09/01/2018
Bloomboard, Inc.		910,846	910,846	08/01/2019
Toast, Inc.		466,745	466,745	01/01/2019
Subtotal:	20.6%	$6,598,673	$6,598,673

Wireless
Bluesmart, Inc.		$657,366	$657,366	09/01/2019
Subtotal:	2.0%	$657,366	$657,366

Total Loans (Cost of $26,231,626)	81.8%	$26,231,626	$26,231,626
As of December 31, 2015, no loans were classified as non-accrual and as non-qualifying assets.
4. FAIR VALUE DISCLOSURES
Loans generally are made to borrowers pursuant to commitments whereby the Fund agrees to finance assets and provide working capital up to a specified amount for the term of the commitment, upon the terms and subject to the conditions specified by such commitment. As of March 31, 2016, the Fund's investments in loans were primarily to companies based within the United States and were diversified among borrowers in the industry segments shown below.  The percentage of net assets that each industry group represents is shown with the industry totals below  (the sum of the percentages does not equal 100 percent because the percentages are based on net assets as opposed to total loans).  All loans are senior to unsecured creditors except where indicated.

The Fund defines fair value as the price that would be received to sell an asset or paid to settle a liability in an orderly transaction between market participants at the measurement date; that is, an exit price. The exit price assumes the asset or liability was exchanged in an orderly transaction; it was not a forced liquidation or distressed sale.

Loan balances are summarized by borrower.  Typically a borrower's balance will be composed of several loans drawn under a commitment made by the Fund with the interest rate on each loan fixed at the time each loan is funded. Each loan drawn under a commitment may have a different maturity date and amount.  For the three months ended March 31, 2016, the weighted-average interest rate on performing loans was 15.37%. This rate is inclusive of both cash and non-cash interest income. For the three months ended March 31, 2016, the weighted-average interest rate on the cash portion of the interest income was 11.56%. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants and new loans funded during the period.

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

The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies.  These loans are generally secured by assets of the borrowers.  As a result, the Fund is subject to general credit risk associated with such companies.  As of March 31, 2016 and December 31, 2015, the Fund had unexpired unfunded commitments to borrowers of $35.1 million and $17.7 million, respectively.
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

Transfer of investments between levels of the fair value hierarchy is recorded on the actual date of the event or change in circumstances that caused the transfer. There were no transfers in and out of Level 1, 2, and 3 during the period ended March 31, 2016.

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

The following tables provide quantitative information about the Fund's Level 3 fair value measurements of its investments as of March 31, 2016 and December 31, 2015. In addition to the techniques and inputs noted in the tables below, the Fund may also use other valuation techniques and methodologies when determining its fair value measurements.

Investment Type - Level 3
Debt Investments	Fair Value at 3/31/2016	Valuation Techniques / Methodologies	Unobservable Input	Weighted Average / Amount or Range

Biotechnology	$223,444	Hypothetical market analysis	Hypothetical market coupon rate	18%

Computers & Storage	$706,851	Hypothetical market analysis	Hypothetical market coupon rate	14%

Internet	$15,316,169	Hypothetical market analysis	Hypothetical market coupon rate	15%

Medical Devices	$1,305,415	Hypothetical market analysis	Hypothetical market coupon rate	21%

Other Healthcare	$2,943,471	Hypothetical market analysis	Hypothetical market coupon rate	16%

Other Technology	$19,796,508	Hypothetical market analysis	Hypothetical market coupon rate	17%

Security	$1,378,711	Hypothetical market analysis	Hypothetical market coupon rate	16%

Software	$7,788,659	Hypothetical market analysis	Hypothetical market coupon rate	15%

Technology Services	$457,590	Hypothetical market analysis	Hypothetical market coupon rate	17%

Wireless	$1,877,997	Hypothetical market analysis	Hypothetical market coupon rate	14%

	$51,794,815

Investment Type - Level 3
Debt Investments	Fair Value at 12/31/2015	Valuation Techniques / Methodologies	Unobservable Input	Weighted Average / Amount or Range

Computers & Storage	$702,377	Hypothetical market analysis	Hypothetical market coupon rate	14%

Internet	$7,183,917	Hypothetical market analysis	Hypothetical market coupon rate	16%

Other Healthcare	$2,015,111	Hypothetical market analysis	Hypothetical market coupon rate	16%

Other Technology	$7,710,068	Hypothetical market analysis	Hypothetical market coupon rate	16%

Security	$1,364,114	Hypothetical market analysis	Hypothetical market coupon rate	16%

Software	$6,598,673	Hypothetical market analysis	Hypothetical market coupon rate	14%

Wireless	$657,366	Hypothetical market analysis	Hypothetical market coupon rate	17%

	$26,231,626

The following table presents the balances of assets as of March 31, 2016 and December 31, 2015 measured at fair value on a recurring basis:

As of March 31, 2016	Level 1	Level 2	Level 3	Total
ASSETS:
Loans*	$—	$—	$51,794,815	$51,794,815
Cash equivalents	14,991,135	—	—	14,991,135
Total	$14,991,135	$—	$51,794,815	$66,785,950
*For a detailed listing of borrowers comprising this amount, please refer to Note 3, Schedules of Investments.

As of December 31, 2015	Level 1	Level 2	Level 3	Total
ASSETS:
Loans*	$—	$—	$26,231,626	$26,231,626
Cash equivalents	8,335,707	—	—	8,335,707
Total	$8,335,707	$—	$26,231,626	$34,567,333
*For a detailed listing of borrowers comprising this amount, please refer to Note 3, Schedules of Investments.

The following table provides a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Three Months Ended March 31, 2016
	Loans	Warrants
Beginning balance	$26,231,626	$—
Acquisitions and originations	27,464,773	2,091,150
Principal reductions	(1,901,584)	—
Distributed to shareholder	—	(2,091,150)
Ending balance	$51,794,815	$—
Net change in unrealized loss on investments relating to investments still held at March 31, 2016	$—

5.	EARNINGS PER SHARE
Basic earnings per share are computed by dividing net increase (decrease) in net assets resulting from operations by the weighted average common shares outstanding.  Diluted earnings per share are computed by dividing net increase (decrease) in net assets resulting from operations by the weighted average common shares outstanding, including the dilutive effects of potential common shares (e.g., stock options).  The Fund held no instruments that would be potential common shares; thus, reported basic and diluted earnings per share are the same.

6.	CAPITAL STOCK
As of March 31, 2016 and December 31, 2015, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding.  Total committed capital of the Company, as of March 31, 2016 and December 31, 2015 was $423.6 million. Total contributed capital to the Company through March 31, 2016 and December 31, 2015 was $84.7 million and $42.4 million, of which $73.6 million and $38.0 million was contributed to the Fund, respectively.

The chart below shows the distributions of the Fund for the three months ended March 31, 2016.

For the Three Months Ended March 31, 2016

Distributions of equity securities	$2,091,150
Total distributions to shareholder	$2,091,150

Final classification of the distributions as either a return of capital or a distribution of income is an annual determination made at the end of each year dependent upon the Fund's current year and cumulative earnings and profits.
7.  FINANCIAL HIGHLIGHTS
GAAP requires disclosure of financial highlights of the Fund for the period presented, the three months ended March 31, 2016.  The total rate of return is defined as the return based on the change in value during the period of a theoretical investment made at the beginning of the period.  The total rate of return assumes a constant rate of return for the Fund during the period reported and weights each cash flow by the amount of time held in the Fund.  This required methodology differs from an internal rate of return.

The ratios of expenses and net investment loss to average net assets, calculated below, are annualized and are computed based upon the aggregate weighted average net assets of the Fund for the period presented.  Net investment loss is inclusive of all investment income net of expenses, and excludes realized or unrealized gains and losses.

Beginning and ending net asset values per share are based on the beginning and ending number of shares outstanding. Other per share information is calculated based upon the aggregate weighted average net assets of the Fund for the periods presented.

The following per share data and ratios have been derived from the information provided in the financial statements.

For the Three Months Ended March 31, 2016

Total return **	(2.78)%

Per share amounts:
Net asset value, beginning of period	$320.59
Net investment loss	(12.89)
Net decrease in net assets from operations	(12.89)
Return of capital to shareholder	(20.91)
Contributions from shareholder	356.00

Net asset value, end of period	$642.79

Net assets, end of period	$64,278,552

Ratios to average net assets:

Expenses*	23.06%
Net investment loss*	(10.78)%
Portfolio turnover rate	0%
Average debt outstanding	$—
* Annualized
** Total return amounts presented above are not annualized.

8.  SUBSEQUENT EVENT
On April 5, 2016, the Fund and the Company entered into an agreement with Wells Fargo Bank, N.A., Wells Fargo Securities, LLC, MUFG Union Bank, N.A., Bank of America N.A. and ZB, N.A., doing business as California Bank & Trust, that established a secured, syndicated revolving credit facility (the “Loan Agreement”) in an initial amount of up to $150,000,000. Under the Loan Agreement, interest is charged to the Fund based on its borrowings at, the election of the Fund, an annual rate equal to either (i) LIBOR plus 2.75% or (ii) the reference rate plus 1.75%. The Fund also pays an annual commitment fee under the Loan Agreement. When the Fund is using 50% or more of the maximum amount available under the Loan Agreement, the applicable commitment fee is 0.25% of the unused portion of the loan facility; otherwise, the applicable commitment fee is 0.50% of the unused portion. The Loan Agreement has a term of three years and will expire on April 5, 2019. An additional $200,000,000 is potentially available to the Fund, subject to further negotiation and credit approval, through an accordion provision contained in the Loan Agreement.

On April 12, 2016, the Fund drew $7,000,000, and on May 4, 2016, the Fund drew an additional bank loan $5,000,000. These two outstanding draws will mature on July 15, 2016.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

In addition to the historical information contained herein, the information in this Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the securities laws.  These forward-looking statements reflect the current view of the Fund with respect to future events and financial performance and are subject to a number of risks and uncertainties, many of which are beyond the Fund's control.  All statements, other than statements of historical facts included in this report, regarding the strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives of the Fund are forward-looking statements.  When used in this report, the words “will”, “believe”, “anticipate”, “intend”, “estimate”, “expect”, “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.  All forward-looking statements speak only as of the date of this report.  The Fund does not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Overview

The Fund is 100% owned by the Company.  The Fund's shares of Common Stock, at $0.001 par value, were sold to its sole shareholder, the Company, under a stock purchase agreement.  The Fund has issued 100,000 of the Fund's 10,000,000 authorized shares.  The Company may make additional capital contributions to the Fund.

The Fund is a financial services company providing financing and advisory services to a variety of carefully selected venture-backed companies primarily throughout the United States with a focus on growth oriented companies.  The Fund's portfolio is expected to become more diversified and consists of companies in the communications, information services, media, and technology, including software and technology-enabled business services, bio-technology, and medical devices industry sectors, among others.  The Fund's capital is generally used by its portfolio companies to finance acquisitions of fixed assets and working capital.  On August 12, 2015, the Company called and received its first capital, and the Fund started its investment activities. On August 31, 2015, the Fund completed its first closing of capital contributions. On September 1, 2015, the Fund made its first investments, and became a non-diversified, closed-end investment company that elected to be treated as a business development company under the Investment Company Act of 1940.  The Fund expects to elect to be treated for federal income tax purposes as a RIC under the Code.  Pursuant to this election, the Fund generally will not have to pay corporate-level taxes on any income it distributes to the Company as dividends, allowing the Company to substantially reduce or eliminate its corporate-level tax liability.

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

Loans are held at fair value as determined by Management, in accordance with the valuation methods described in the valuation of loans section of Note 2 to the financial statements (Summary of Significant Accounting Policies).  Critical factors in determining the fair value of a loan include payment history, collateral position, financial strength of the borrower, prospects for the borrower's raising future equity rounds, likelihood of sale or acquisition of the borrower, and length of expected holding period of the loan, as well as an evaluation of the general interest rate environment.  The actual value of the loans may differ from Management's estimates, which would affect net change in net assets resulting from operations as well as assets.

Results of Operations - For the Three Months Ended March 31, 2016

The Fund did not commence operations until August 12, 2015.

Total investment income for the three months ended March 31, 2016 was $1.5 million, which primarily consisted of interest on the venture loans outstanding. The remaining income consisted of interest and dividends on the temporary investment of cash. The income was primarily driven by the level of average loans outstanding for the three months ended March 31, 2016 of $38.0 million. The average interest rate on gross outstanding performing loans was 15.37% for the same period. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants, and new loans funded during the year.

Management fees are calculated based on the Company’s committed capital for the first two years of the Fund’s life and thereafter as a percentage of Fund assets. Management fees for the Fund for the three months ended March 31, 2016 were $2.6 million. Until August 11, 2017, management fees will be calculated as 2.5 percent of the committed capital of the Company. Starting on August 12, 2017, management fees will be calculated as 2.5 percent of the Fund's total assets.

The banking and professional fees were less than $0.1 million for the three months ended March 31, 2016. The banking and professional fees were comprised of legal, audit, banking and other professional fees.

Other operating expenses were less than $0.1 million for the three months ended March 31, 2016.

Net investment loss for the three months ended March 31, 2016 was $1.3 million.

Net decrease in net assets resulting from operations for the three months ended March 31, 2016 was $1.3 million. On a per share basis, the net decrease in net assets resulting from operations was $12.89 for the three months ended March 31, 2016.

Liquidity and Capital Resources – March 31, 2016 and December 31, 2015

Total capital contributed to the Fund was $73.6 million and $38.0 million as of March 31, 2016 and December 31, 2015, respectively. Committed capital to the Company as of March 31, 2016 and December 31, 2015 was $423.6 million, of which $84.7 million and $42.4 million had been called as of March 31, 2016 and December 31, 2015, respectively.  The remaining $338.9 million of committed capital outstanding as of March 31, 2016 is due to expire in December 2020 as the five year anniversary will have passed, at which time no further capital can be called.

As of March 31, 2016 and December 31, 2015, 22.2% and 23.9%, respectively, of the Fund's assets consisted of cash and cash equivalents.  The Fund invested its assets in venture loans during the three months ended March 31, 2016. Amounts disbursed under the Fund's loan commitments totaled approximately $27.5 million during the same period in 2016.  Net loan amounts outstanding after amortization increased by approximately $25.6 million for the same period. Unexpired, unfunded commitments totaled approximately $35.1 million as of March 31, 2016.

As of	Cumulative Amount Disbursed	Principal Reductions and Fair Market Adjustments	Balance Outstanding - Fair Value	Unexpired Unfunded Commitments
March 31, 2016	$56.1 million	$4.3 million	$51.8 million	$35.1 million
December 31, 2015	$28.6 million	$2.4 million	$26.2 million	$17.7 million

Because venture loans are privately negotiated transactions, investments in these assets are relatively illiquid.  It is the Fund's experience that not all unfunded commitments will be used by borrowers.

The Fund expects to elect to be treated for federal income tax purposes as a RIC under the Code. The Fund seeks to meet the requirements to qualify for the special pass-through status available to RICs under the Code, and thus to be relieved of federal income tax on that part of its net investment income and realized capital gains that it distributes to its shareholder. To qualify as a RIC, the Fund must distribute to its shareholder for each taxable year at least 90% of its investment company taxable income (consisting generally of net investment income and net short-term capital gain) (“Distribution Requirement”).  To the extent that the terms of the Fund's venture loans provide for the receipt by the Fund of additional interest at the end of the loan term or provide for the receipt by the Fund of a purchase price for the asset at the end of the loan term (“residual income”), the Fund would be required to accrue such residual income over the life of the loan, and to include such accrued undistributed income in its gross income for each taxable year even if it receives no portion of such residual income in that year.  Thus, in order to meet the Distribution Requirement and avoid payment of income taxes or an excise tax on undistributed income, the Fund may be required in a particular year to distribute as a dividend an amount in excess of the total amount of income it actually receives.  Those distributions will be made from the Fund's cash assets, from amounts received through amortization of loans or from borrowed funds.

As of March 31, 2016, the Fund has adequate cash reserves and approximately $16.3 million in scheduled receivable payments over the next year. Additionally the Fund has access to uncalled capital of $338.9 million as liquidity source. These amounts are sufficient to meet the current commitment backlog and operational expenses of the next year. The Fund constantly evaluates potential future liquidity resources and demands before making additional future commitments.

On April 5, 2016, the Fund and the Company entered into an agreement with Wells Fargo Bank, N.A., Wells Fargo Securities, LLC, MUFG Union Bank, N.A., Bank of America N.A. and ZB, N.A., doing business as California Bank & Trust, that established a secured, syndicated revolving credit facility (the “Loan Agreement”) in an initial amount of up to $150,000,000. Under the Loan Agreement, interest is charged to the Fund based on its borrowings at, the election of the Fund, an annual rate equal to either (i) LIBOR plus 2.75% or (ii) the reference rate plus 1.75%. The Fund also pays an annual commitment fee under the Loan Agreement. When the Fund is using 50% or more of the maximum amount available under the Loan Agreement, the applicable committee fee is 0.25% of the unused portion of the loan facility; otherwise, the applicable committee fee is 0.50% of the unused portion. The Loan Agreement has a term of three years and will expire on April 5, 2019. An additional $200,000,000 is potentially available to the Fund, subject to further negotiation and credit approval, through an accordion provision contained in the Loan Agreement.

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

The Fund's investments are subject to market risk based on several factors, including, but not limited to, the borrower's credit history, available cash, support of the borrower's underlying investors, available liquidity, "burn rate", revenue income, security interest, secondary markets for collateral, the size of the loan, and term of the loan, and the ability to exit via Initial Public Offering or Merger and Acquisition.

The Fund's sensitivity to changes in interest rates is regularly monitored and analyzed by measuring the characteristics of assets and liabilities.  The Fund utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates.  Based on the model used for the sensitivity of interest income net of interest expense, if the balance sheet was to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 100 basis point change in interest rates would have affected net increase in net assets resulting from operations by less than 1% for the three months ended March 31, 2016. For the three months ended March 31, 2016, the interest expense is $0.

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

Item 1A. Risk Factors

See item 1A - 'Risk Factors' in the Fund's 2015 Annual Report on Form 10-K for a detailed description of the risks attendant to the Fund and its business. There were no material changes to these factors during the three months ended March 31, 2016.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Prior to the Fund's commencement of operations on August 12, 2015, the Fund sold 100,000 shares to the Fund's sole shareholder, the Company, for $25,000 in July 2015.  No other shares of the Fund have been sold; however, the Fund received an additional $73.6 million of paid in capital during the period from August 12, 2015, commencement of operations, through March 31, 2016, which is expected to be used to acquire venture loans and fund operations.

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

VENTURE LENDING & LEASING VIII, INC.
(Registrant)

By:	/s/ Maurice C. Werdegar	By:	/s/ Martin D. Eng
Maurice C. Werdegar		Martin D. Eng
President and Chief Executive Officer		Chief Financial Officer
Date:	May 13, 2016	Date:	May 13, 2016

EXHIBIT INDEX

Exhibit Number	Description
31.1-32.2	Certifications pursuant to The Sarbanes-Oxley Act of 2002.