Form 10-Q
period 2016-06-30
Venture Lending & Leasing VIII, Inc.
filed 2016-08-12
CIK 1642862

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________

Commission file number 814-01162

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [x]	Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]  No [x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 12, 2016
Common Stock, $.001 par value	100,000

VENTURE LENDING & LEASING VIII, INC.
INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Statements of Assets and Liabilities (Unaudited)
As of June 30, 2016 and December 31, 2015

Condensed Statements of Operations (Unaudited)
For the three and six months ended June 30, 2016

Condensed Statements of Changes in Net Assets (Unaudited)
For the six months ended June 30, 2016

Condensed Statements of Cash Flows (Unaudited)
For the six months ended June 30, 2016

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

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VENTURE LENDING & LEASING VIII, INC.

CONDENSED STATEMENT OF ASSETS AND LIABILITIES (UNAUDITED)
AS OF JUNE 30, 2016 AND DECEMBER 31, 2015

	June 30, 2016	December 31, 2015
ASSETS
Loans, at estimated fair value
(Cost of $80,466,310 and $26,231,626)	$80,466,310	$26,231,626
Cash and cash equivalents	12,230,383	8,335,707
Other assets	1,992,640	342,488
Total assets	94,689,333	34,909,821

LIABILITIES
Borrowings under debt facility	29,000,000	—
Accrued management fees	2,647,656	2,647,656
Accounts payable and other accrued liabilities	505,456	203,417
Total liabilities	32,153,112	2,851,073

NET ASSETS	$62,536,221	$32,058,748

Analysis of Net Assets:

Capital paid in on shares of capital stock	$73,925,000	$38,025,000
Accumulated undistributed deficit	(5,308,768)	(3,788,489)
Distribution in excess of net investment income	(6,080,011)	(2,177,763)
Net assets (equivalent to $625.36 and $320.59 per share based on 100,000 shares of capital stock outstanding - See Note 6)	$62,536,221	$32,058,748

Commitments & Contingent Liabilities:
Unfunded unexpired commitments (See Note 4)	$31,397,727	$17,700,000

See notes to condensed financial statements.

VENTURE LENDING & LEASING VIII, INC.

CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016

	For the Three Months Ended June 30, 2016	For the Six Months Ended June 30, 2016

INVESTMENT INCOME:
Interest on loans	$2,756,262	$4,215,039
Other interest and other income	94,642	105,498
Total investment income	2,850,904	4,320,537

EXPENSES:
Management fees	2,647,656	5,295,312
Interest expense	358,165	358,165
Banking and professional fees	51,288	137,220
Other operating expenses	25,028	50,119
Total expenses	3,082,137	5,840,816

Net investment loss	(231,233)	(1,520,279)

Net decrease in net assets resulting from operations	$(231,233)	$(1,520,279)
Net decrease in net assets resulting from operations per share	$(2.31)	$(15.20)
Weighted average shares outstanding	100,000	100,000

See notes to condensed financial statements.

VENTURE LENDING & LEASING VIII, INC.

CONDENSED STATEMENT OF CHANGES IN NET ASSETS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2016

For the Six Months Ended June 30, 2016
Net decrease in net assets resulting from operations:
Net investment loss	$(1,520,279)

Net decrease in net assets resulting from operations	(1,520,279)

Return of capital to shareholder	(3,902,248)
Contributions from shareholder	35,900,000
Increase in capital transactions	31,997,752

Total increase in net assets	30,477,473

Net assets
Beginning of period	32,058,748

End of period (undistributed net investment income of $0)	$62,536,221

See notes to condensed financial statements.

VENTURE LENDING & LEASING VIII, INC.

CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2016

For the Six Months Ended June 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net decrease in net assets resulting from operations	$(1,520,279)
Amortization of deferred costs related to borrowing facility	195,596
Net increase in other assets	(733,927)
Net increase in accounts payable, other accrued liabilities, and accrued management fees	302,039
Origination of loans	(58,077,273)
Principal payments on loans	3,842,589
Acquisition of equity securities	(3,902,248)
Net cash used in operating activities	(59,893,503)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions from shareholder	35,900,000
Borrowings under debt facility	29,000,000
Payment of bank facility fees and costs	(1,111,821)
Net cash provided by financing activities	63,788,179

Net increase in cash and cash equivalents	3,894,676

CASH AND CASH EQUIVALENTS:
Beginning of period	8,335,707
End of period	$12,230,383

SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE PERIOD:
Interest	$3,062
NON-CASH ACTIVITIES:
Distributions of equity securities to shareholder	$3,902,248

See notes to condensed financial statements.

VENTURE LENDING & LEASING VIII, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.	ORGANIZATION AND OPERATIONS OF THE FUND
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

The Fund's investment objective is to achieve a superior risk adjusted return. In the Manager's opinion, the accompanying financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the six months ended June 30, 2016 are not necessarily indicative of what the results would be for a full year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Fund's Annual Report on Form 10-K for the period ended December 31, 2015.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Accounting
The preparation of financial statements in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates. Certain reclassifications have been made to prior period financial information to conform to the current period presentation.
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

As of June 30, 2016 and December 31, 2015, the financial statements include nonmarketable investments of $80.5 million and $26.2 million (or approximately 85% and 75% of total assets), with fair values determined by the Manager in the absence of readily determinable market values. Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Below is the information used by the Manager in making these estimates.

Loans

The Fund defines fair value as the price that would be received to sell an asset or paid to lower a liability in an orderly transaction between market participants at the measurement date. There is no secondary market for the loans made by the Fund to borrowers, hence Management determines fair value based on hypothetical markets. Venture loans are generally held to maturity and are recorded at estimated fair value. The determination of fair value is based on a number of factors including the amount for which an investment could be exchanged in a current sale, which assumes an orderly disposition over a reasonable period other than in a forced sale. Management also considers the fact that no ready market exists for substantially all of the investments held by the Fund. Management determines whether to adjust the estimated fair value of a loan based on a number of factors including but not limited to the borrower's payment history, available cash and “burn rate,” revenues, net income or loss, the likelihood that the borrower will be able to secure additional financing in the future, as well as an evaluation of the general interest rate environment. The amount of any valuation adjustment considers liquidation analysis and is determined based upon a credit analysis of the borrower and an analysis of the expected recovery from the borrower, including consideration of factors such as the nature and quality of the Fund's security interests in collateral, the estimated value of the Fund's collateral, the size of the loan, and the estimated time that will elapse before the Fund achieves a recovery. Management has evaluated these factors and has concluded that the effect of deterioration in the quality of the underlying collateral, increase in the estimated time to recovery, and increase in the hypothetical market coupon rate would have the effect of lowering the value of the current portfolio of loans.

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
If a borrower of a non-accrual loan resumes making regular payments and Management deems that the borrower has sufficient resources that it is unlikely the loan will return to non-accrual status, the loan is reclassified back to accrual or performing status.  Interest that would have been accrued during the non-accrual status will be added back to the remaining payment schedule, and thus changing the effective interest rate.
No loans were classified as non-accrual as of June 30, 2016 and December 31, 2015.

Warrants

Warrants that are received in connection with loan transactions generally will be assigned a fair value at the time of acquisition. These securities are then distributed by the Fund to its shareholder at the assigned value. Warrants are valued based on a modified Black-Scholes option pricing model which takes into account factors underlying stock value, expected term, volatility, and the risk-free interest rate, among other factors.
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
The remaining expected lives of warrants are based on historical experience of the average life of the warrants, as warrants are often exercised in the event of acquisitions, mergers, or initial public offerings and terminated due to events such as bankruptcies, restructuring activities, or additional financings. These events cause the expected term to be less than the remaining contractual term of the warrants. For the six months ended June 30, 2016, the Fund assumed the average duration of a warrant is 3.5 years. The effect of a hypothetical increase in the estimated initial term of the warrants used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants.
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
Other Assets and Liabilities
Other Assets include costs incurred in conjunction with borrowings under the Fund's debt facility and are stated at initial cost. The costs are amortized over the term of the facility.
As of June 30, 2016 and December 31, 2015, the fair values of Other Assets and Liabilities are estimated at their carrying values because of the short-term nature of these assets or liabilities.
As of June 30, 2016 and December 31, 2015, based on borrowing rates available to the Fund, which are Level 2 inputs, the estimated fair values of the borrowings under the debt facility were $29.0 million and $0, respectively.

Commitment Fees
Unearned income and commitment fees on loans are recognized as additional interest on loans using the effective interest method over the term of the loan. Commitment fees are carried as liabilities when received for commitments upon which no draws have been made. When the first draw is made, the fee is treated as unearned income and is recognized as described above.  If a draw is never made, the forfeited commitment fee less any applicable legal costs becomes recognized as other income after the commitment expires.

Deferred Bank Fees

Through June 30, 2016, the deferred bank fees and costs associated with the debt facility have been capitalized and will be allocated over the estimated life of the facility, which currently is through April 5, 2019. The amortization of these costs is recorded as interest expense in the Condensed Statements of Operations (see Note 7).

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update ("ASU") 2015-03 Interest-Imputation of Interest, Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs in financial statements. Under the ASU, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. Debt issuance costs related to lines of credit and revolving debt facilities are not required to be deducted from the carrying amount of that debt liability. The amended guidance is effective for the Fund’s interim and annual periods beginning on January 1, 2016. The adoption of this guidance did not significantly impact the Fund’s financial position or results of operations.

Tax Status

The Fund intends to be treated as a Regulated Investment Company ("RIC") under Subchapter M of the Internal Revenue Code (the "Code") and operates in a manner so as to qualify for the tax treatment applicable to RICs. Failing to maintain at least 70% of total assets in "qualifying assets" will result in the loss of BDC status, resulting in losing its favorable tax treatment as a RIC. As of June 30, 2016, the Fund has met the BDC and RIC requirements.

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

As of June 30, 2016

Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)	Fair Value
Loans	$80,466,310	$—	$—	$—	$80,466,310

As of December 31, 2015

Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)	Fair Value
Loans	$26,231,626	$—	$—	$—	$26,231,626

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

Through June 30, 2016, the Fund had no undistributed earnings. Additionally, for the six months ended June 30, 2016, distributions were made in excess of distributable earnings by $3.9 million. The Fund may pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce the shareholder's tax basis in its shares. As of June 30, 2016, the Fund had no uncertain tax positions. As of June 30, 2016, the Fund had no capital loss carry forwards.

The Fund's tax years open to examination by federal tax authorities and California tax authorities are for years 2015 and forward.

3.	SCHEDULES OF INVESTMENTS

As of June 30, 2016, all loans were made to non-affiliates as follows (unaudited):

Borrower	Percentage of Net Assets	Estimated Fair Value 6/30/2016	Par Value 6/30/2016	Final Maturity Date

Biotechnology
Phylagen, Inc.		$225,904	$225,904	07/01/2019
Subtotal:	0.4%	$225,904	$225,904

Computers & Storage
Electric Objects, Inc.		$339,487	$339,487	09/01/2019
Rigetti & Co., Inc.		711,486	711,486	01/01/2019
Subtotal:	1.7%	$1,050,973	$1,050,973

Internet
Allbirds, Inc.		$230,562	$230,562	12/01/2018
Apartment List, Inc		1,390,241	1,390,241	11/01/2019
Apsalar, Inc.		694,560	694,560	03/01/2019
Blitsy, Inc.		474,873	474,873	02/01/2019
CapLinked, Inc.		468,372	468,372	01/01/2019
HEXAGRAM49, Inc.		715,301	715,301	06/01/2019
PerformLine, Inc.		947,458	947,458	06/01/2019
Placester, Inc.		2,494,814	2,494,814	10/01/2019
Striking, Inc.		465,515	465,515	06/01/2019
Super Home, Inc.		225,130	225,130	03/01/2019
Thrive Market, Inc.		7,080,839	7,080,839	09/01/2019

TouchofModern, Inc.		5,670,308	5,670,308	05/01/2020
Traackr, Inc.		703,304	703,304	04/01/2019
Viyet, Inc.		216,395	216,395	01/01/2019
Subtotal:	34.8%	$21,777,672	$21,777,672

Medical Devices
JustRight Surgical LLC		$1,328,662	$1,328,662	01/01/2019
Subtotal:	2.1%	$1,328,662	$1,328,662

Other Healthcare
Caredox, Inc.		$709,606	$709,606	01/01/2019
Cogito Corporation		455,652	455,652	09/01/2019
Hello Doctor, Ltd. *		149,628	149,628	03/01/2019
Hi.Q, Inc.		1,897,511	1,897,511	05/01/2020
Lean Labs, Inc.		232,147	232,147	12/01/2018
Project Healthy Living, Inc.		937,344	937,344	12/01/2018
Skulpt, Inc.		945,599	945,599	03/01/2019
Trio Health Advisory Group, Inc.		925,641	925,641	02/01/2019
Wellist PBC, Inc.		173,996	173,996	03/01/2019
Subtotal:	10.3%	$6,427,124	$6,427,124

Other Technology
Asset Avenue, Inc. *		$835,958	$835,958	10/01/2018
Automatic Labs, Inc.		2,856,740	2,856,740	12/01/2018
Candy Club Holdings, Inc.		214,453	214,453	09/01/2018
CommunityCo, LLC		256,297	256,297	03/01/2019
Daylight Solutions, Inc.		800,790	800,790	12/01/2018
Ensyn Corporation		2,783,354	2,783,354	06/01/2019
Eponym, Inc.		708,895	708,895	12/01/2018
Flo Water, Inc.		193,201	193,201	08/01/2018
Gap Year Global, Inc.		225,882	225,882	10/01/2018
Greats Brand, Inc.		210,024	210,024	07/01/2019
Hyperloop Technologies, Inc.		7,112,384	7,112,384	06/01/2019
Neuehouse, LLC		4,511,078	4,511,078	06/01/2019
One Financial Holdings Group, Inc.		709,478	709,478	04/01/2019
Owlet Baby Care, Inc.		924,658	924,658	03/01/2019
Plethora, Inc		1,406,283	1,406,283	03/01/2019
Seriforge, Inc.		200,403	200,403	09/01/2018
Skully, Inc.		2,299,158	2,299,158	12/01/2018
Wine Plum, Inc.		930,980	930,980	09/01/2019
Subtotal:	43.5%	$27,180,016	$27,180,016

Security
Bottlenose, Inc.		$1,393,912	$1,393,912	12/01/2018
Kryptnostic, Inc.		471,242	471,242	06/01/2019
Subtotal:	3.0%	$1,865,154	$1,865,154

Semiconductors & Equipment
ETA Compute, Inc.		$231,795	$231,795	10/01/2019
Subtotal:	0.4%	$231,795	$231,795

Software
Addepar, Inc.		$4,817,759	$4,817,759	06/01/2018
Apptimize, Inc.		911,094	911,094	03/01/2019
Bloomboard, Inc.		1,895,112	1,895,112	08/01/2019
Bounce Exchange, Inc.		931,834	931,834	12/01/2019
Interset Software, Inc. *		1,182,772	1,182,772	10/01/2019
Toast, Inc.		476,012	476,012	01/01/2019
Workspot, Inc.		669,807	669,807	02/01/2019
Xeeva		2,365,223	2,365,223	06/01/2019
Zodiac, Inc.		713,497	713,497	07/01/2019
Subtotal:	22.3%	$13,963,110	$13,963,110

Technology Services
Ascend Consumer Finance, Inc. *		$473,742	$473,742	03/01/2019
Blazent, Inc.		1,171,462	1,171,462	08/01/2019
Iris.tv, Inc.		231,171	231,171	04/01/2019
ParkJockey Global, Inc.		449,079	449,079	06/01/2019
PayJoy, Inc. *		472,012	472,012	08/01/2019
Sixup PBC, Inc. *		578,653	578,653	06/01/2019
Subtotal:	5.4%	$3,376,119	$3,376,119

Wireless
Bluesmart, Inc.		$1,888,474	$1,888,474	09/01/2019
InVenture Capital Corporation*		697,091	697,091	03/01/2019
Juvo Mobile, Inc. *		454,216	454,216	09/01/2019
Subtotal:	4.8%	$3,039,781	$3,039,781

Total Loans (Cost of $80,466,310)	128.7%	$80,466,310	$80,466,310

As of June 30, 2016, no loans were classified as non-accrual.

* Indicates assets that the Fund deems “non-qualifying assets” under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of the Fund’s total assets at the time of acquisition of any additional non-qualifying assets. As of June 30, 2016, 5.2% of the Fund’s assets represented non-qualifying assets. As part of this calculation, the denominator consists of all eligible portfolio companies as defined in Section 2(a)(46); the numerator consists of total assets less the assets described in Section 55(a)(7).

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
4. FAIR VALUE DISCLOSURES
Loans generally are made to borrowers pursuant to commitments whereby the Fund agrees to finance assets and provide working capital or growth up to a specified amount for the term of the commitment, upon the terms and subject to the conditions specified by such commitment. As of June 30, 2016, the Fund's investments in loans were primarily to companies based within the United States and were diversified among borrowers in the industry segments shown below.  The percentage of net assets that each industry group represents is shown with the industry totals below  (the sum of the percentages does not equal 100 percent because the percentages are based on net assets as opposed to total loans). All loans are senior to unsecured creditors.

The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies. These loans are generally secured by assets of the borrowers.  As a result, the Fund is generally subject to general credit risk associated with such companies.

The Fund defines fair value as the price that would be received to sell an asset or paid to settle a liability in an orderly transaction between market participants at the measurement date; that is, an exit price. The exit price assumes the asset or liability was exchanged in an orderly transaction; it was not a forced liquidation or distressed sale.

Loan balances are summarized by borrower.  Typically a borrower's balance will be composed of several loans drawn under a commitment made by the Fund with the interest rate on each loan fixed at the time each loan is funded. Each loan drawn under a commitment may have a different maturity date and amount.  For the three and six months ended June 30, 2016, the weighted-average interest rate on performing loans was 16.12% and 15.79%, respectively. This rate is inclusive of both cash and non-cash interest income. For the three and six months ended June 30, 2016, the weighted-average interest rate on the cash portion of the interest income was 12.38% and 12.04%. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants and new loans funded during the period.

The risk profile of a loan changes when events occur that impact the credit analysis of the borrower and loan as described in our loan accounting policy. Such changes result in the fair value adjustments made to the individual loans. Where the risk profile is consistent with the original underwriting, which is primarily the case for this loan portfolio, the par value of the loan will approximate fair value.

All loans as of June 30, 2016 were pledged as collateral for the debt facility, and the Fund's borrowings are subsequently collateralized by all assets of the Fund.

As of June 30, 2016 and December 31, 2015, the Fund had unexpired unfunded commitments to borrowers of $31.4 million and $17.7 million, respectively.
Valuation Hierarchy
Under the FASB Accounting Standards Codification (ASC) 820-10 Fair Value Measurements, the Fund categorizes its fair value measurements according to a three-level hierarchy. The hierarchy prioritizes the inputs used by the Fund's valuation techniques. A level is assigned to each fair value measurement based on the lowest level input that is significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are defined as follows:

Level 1	Unadjusted quoted prices for identical assets or liabilities in active markets that are accessible at the measurement date.
Level 2	Prices or valuations based on observable inputs other than quoted prices in active markets for identical assets and liabilities.
Level 3	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

Transfers of investments between levels of the fair value hierarchy are recorded on the actual date of the event or change in circumstances that caused the transfer. There were no transfers in and out of Level 1, 2, and 3 during the period ended June 30, 2016.

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

The following tables provide quantitative information about the Fund's Level 3 fair value measurements of its investments as of June 30, 2016 and December 31, 2015. In addition to the techniques and inputs noted in the tables below, the Fund may also use other valuation techniques and methodologies when determining its fair value measurements.

Investment Type - Level 3
Debt Investments	Fair Value at 6/30/2016	Valuation Techniques / Methodologies	Unobservable Input	Weighted Average / Amount or Range

Biotechnology	$225,904	Hypothetical market analysis	Hypothetical market coupon rate	18%

Computers & Storage	$1,050,973	Hypothetical market analysis	Hypothetical market coupon rate	15%

Internet	$21,777,672	Hypothetical market analysis	Hypothetical market coupon rate	15%

Medical Devices	$1,328,662	Hypothetical market analysis	Hypothetical market coupon rate	21%

Other Healthcare	$6,427,124	Hypothetical market analysis	Hypothetical market coupon rate	15%

Other Technology	$27,180,016	Hypothetical market analysis	Hypothetical market coupon rate	17%

Security	$1,865,154	Hypothetical market analysis	Hypothetical market coupon rate	16%

Semiconductors & Equipment	$231,795	Hypothetical market analysis	Hypothetical market coupon rate	14%

Software	$13,963,110	Hypothetical market analysis	Hypothetical market coupon rate	15%

Technology Services	$3,376,119	Hypothetical market analysis	Hypothetical market coupon rate	16%

Wireless	$3,039,781	Hypothetical market analysis	Hypothetical market coupon rate	14%

	$80,466,310

Investment Type - Level 3
Debt Investments	Fair Value at 12/31/2015	Valuation Techniques / Methodologies	Unobservable Input	Weighted Average / Amount or Range

Computers & Storage	$702,377	Hypothetical market analysis	Hypothetical market coupon rate	14%

Internet	$7,183,917	Hypothetical market analysis	Hypothetical market coupon rate	16%

Other Healthcare	$2,015,111	Hypothetical market analysis	Hypothetical market coupon rate	16%

Other Technology	$7,710,068	Hypothetical market analysis	Hypothetical market coupon rate	16%

Security	$1,364,114	Hypothetical market analysis	Hypothetical market coupon rate	16%

Software	$6,598,673	Hypothetical market analysis	Hypothetical market coupon rate	14%

Wireless	$657,366	Hypothetical market analysis	Hypothetical market coupon rate	17%

	$26,231,626

The following table presents the balances of assets as of June 30, 2016 and December 31, 2015 measured at fair value on a recurring basis:

As of June 30, 2016	Level 1	Level 2	Level 3	Total
ASSETS:
Loans*	$—	$—	$80,466,310	$80,466,310
Cash equivalents	12,230,383	—	—	12,230,383
Total	$12,230,383	$—	$80,466,310	$92,696,693
*For a detailed listing of borrowers comprising this amount, please refer to Note 3, Schedules of Investments.

As of December 31, 2015	Level 1	Level 2	Level 3	Total
ASSETS:
Loans*	$—	$—	$26,231,626	$26,231,626
Cash equivalents	8,335,707	—	—	8,335,707
Total	$8,335,707	$—	$26,231,626	$34,567,333
*For a detailed listing of borrowers comprising this amount, please refer to Note 3, Schedules of Investments.

The following table provides a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Three Months Ended June 30, 2016
	Loans	Warrants
Beginning balance	$51,794,815	$—
Acquisitions and originations	30,612,500	1,811,099
Principal reductions	(1,941,005)	—
Distributed to shareholder	—	(1,811,099)
Ending balance	$80,466,310	$—
Net change in unrealized loss on investments relating to investments still held at June 30, 2016	$—

	For the Six Months Ended June 30, 2016
	Loans	Warrants
Beginning balance	$26,231,626	$—
Acquisitions and originations	58,077,273	3,902,248
Principal reductions	(3,842,589)	—
Distributed to shareholder	—	(3,902,248)
Ending balance	$80,466,310	$—
Net change in unrealized loss on investments relating to investments still held at June 30, 2016	$—

5.	EARNINGS PER SHARE
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
As of June 30, 2016 and December 31, 2015, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding.  Total committed capital of the Company, as of June 30, 2016 and December 31, 2015 was $423.6 million. Total contributed capital to the Company through June 30, 2016 and December 31, 2015 was $84.7 million and $42.4 million, of which $73.9 million and $38.0 million was contributed to the Fund, respectively.

The chart below shows the distributions of the Fund for the six months ended June 30, 2016.

For the Six Months Ended June 30, 2016

Distributions of equity securities	$3,902,248
Total distributions to shareholder	$3,902,248

Final classification of the distributions as either a return of capital or a distribution of income is an annual determination made at the end of each year dependent upon the Fund's current year and cumulative earnings and profits.

7.  DEBT FACILITY
On April 5, 2016, the Fund has established a secured, syndicated revolving credit facility (the “Loan Agreement”) led by Wells Fargo, N.A. and MUFG Union Bank, N.A. in an initial amount of up to $150,000,000. An additional $200,000,000 is potentially available to the Fund, subject to further negotiation and credit approval, through an accordion provision contained in the Loan Agreement. Loans under the facility may be, at the option of the Fund, either a Reference Rate Loan or a LIBOR Rate Loan. A Reference Rate Loan is defined as a loan bearing interest at the highest of: (a) the Federal Funds Rate for such day plus one half of one percent (0.50%), (b) the Prime Rate, and (c) LIBOR plus one percent (1%). A LIBOR Rate Loan is defined as a Loan bearing interest at the prevailing LIBOR rate for a period equal to the applicable LIBOR Loan Period which appears on Reuters Screen LIBOR01 Page (or any applicable successor page) at approximately 11:00 a.m. (London time) two (2) Business Days prior to the first day of the applicable LIBOR Loan Period (rounded upward, if necessary, to the nearest 1/100th of 1%) ("LIBOR Rate"). As of June 30, 2016 , all of the Fund’s outstanding borrowings were based on the LIBOR Rate.

The Fund will pay interest on its borrowings, and will also pay a fee on the unused portion of the facility.

The facility terminates on April 5, 2019, but can be accelerated in the event of default, such as failure by the Fund to make timely interest or principal payments. As of June 30, 2016 and December 31, 2015, $29.0 million and $0 was outstanding under the facility, respectively.

Borrowings under the facility are collateralized by receivables under loans advanced by the Fund with assignment to the financial institution, plus all of other assets of the Fund. Under the Loan Agreement, interest is charged to the Fund based on its borrowings at, the election of the Fund, an annual rate equal to either (i) LIBOR plus 2.75% or (ii) the Reference Rate plus 1.75%. The Fund also pays an annual commitment fee under the Loan Agreement. When the Fund is using 50% or more of the maximum amount available under the Loan Agreement, the applicable commitment fee is 0.25% of the unused portion of the loan facility; otherwise, the applicable commitment fee is 0.50% of the unused portion. The Fund pays the unused line fee quarterly.

As of June 30, 2016, the LIBOR Rate is as follows:

1 Month LIBOR	0.4651%
3 Month LIBOR	0.6541%

Bank fees and other costs of $1.1 million were incurred in connection with the facility. The bank fees and other costs incurred have been capitalized and are amortized to interest expense on a straight line basis over the expected life of the facility.  As of June 30, 2016, the remaining unamortized fees and costs of $0.9 million are being amortized over the expected life of the facility, which is expected to terminate on April 5, 2019.

The facility is revolving and as such does not have a specified repayment schedule, although advances are secured by the assets of the Fund and thus repayments will be required as assets decline. The facility contains various covenants including financial covenants related to: (i) minimum debt service coverage ratio, (ii) interest coverage ratio, (iii) maximum loan loss reserves, (iv) unfunded commitment ratio, (v) Maximum Loan Loss Test and (vi) Covenant Deferral Condition. There are also various restrictive covenants, including limitations on (i) the incurrence of liens, (ii) consolidations, mergers and asset sales, and (iii) capital expenditures. As of June 30, 2016, Management believes that the Fund was in compliance with these covenants.

The following is the summary of the outstanding facility draws as of June 30, 2016:

Loan Date	Amount	Maturity Date *	All-In Interest Rate **
April 12, 2016	$7,000,000	7/15/2016	3.38%
May 4, 2016	$5,000,000	7/15/2016	3.39%
May 13, 2016	$7,000,000	7/15/2016	3.27%
June 30, 2016	$10,000,000	7/15/2016	3.22%
TOTAL OUTSTANDING	$29,000,000
* On July 15, 2016, Management rolled the outstanding amount for a 90-day LIBOR loan, maturing on October 17, 2016.
** Inclusive of 2.75% applicable LIBOR margin plus LIBOR rate.
8. FINANCIAL HIGHLIGHTS
GAAP requires disclosure of financial highlights of the Fund for the period presented, the three months ended June 30, 2016.  The total rate of return is defined as the return based on the change in value during the period of a theoretical investment made at the beginning of the period.  The total rate of return assumes a constant rate of return for the Fund during the period reported and weights each cash flow by the amount of time held in the Fund.  This required methodology differs from an internal rate of return.

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

The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Three Months Ended June 30, 2016	For the Six Months Ended June 30, 2016

Total return **	(0.36)%	(3.13)%

Per share amounts:
Net asset value, beginning of period	$642.79	$320.59
Net investment loss	(2.31)	(15.20)
Net decrease in net assets from operations	(2.31)	(15.20)
Return of capital to shareholder	(18.12)	(39.03)
Contributions from shareholder	3.00	359.00

Net asset value, end of period	$625.36	$625.36

Net assets, end of period	$62,536,221	$62,536,221

Ratios to average net assets:

Expenses*	19.11%	20.79%
Net investment loss*	(1.43)%	(5.41)%
Portfolio Turnover rate	0%	0%
Average debt outstanding***	$15,037,500	$15,037,500
* Annualized
** Total return amounts presented above are not annualized.
*** Since inception of facility

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

The Fund is a financial services company providing financing and advisory services to a variety of carefully selected venture-backed companies primarily throughout the United States with a focus on growth oriented companies.  The Fund's portfolio is expected to become more diversified and consists of companies in the communications, information services, media, and technology, including software and technology-enabled business services, bio-technology, and medical devices industry sectors, among others.  The Fund's capital is generally used by its portfolio companies to finance acquisitions of fixed assets and working capital.  On August 12, 2015, the Company called and received its first capital, and the Fund started its investment activities. On August 31, 2015, the Fund completed its first closing of capital contributions. On September 1, 2015, the Fund made its first investments, and became a non-diversified, closed-end investment company that elected to be treated as a business development company under the Investment Company Act of 1940.  As soon as the Fund is profitable, the Fund expects to elect to be treated for federal income tax purposes as a RIC under the Code.  Pursuant to this election, the Fund generally will not have to pay corporate-level taxes on any income it distributes to the Company as dividends, allowing the Company to substantially reduce or eliminate its corporate-level tax liability.

The Fund, once RIC election is made, will seek to meet the ongoing requirements, including the diversification requirements, to maintain its qualification and treatment as a RIC under the Code.  If the Fund fails to meet these requirements, it would be taxed as an ordinary corporation on its taxable income for that year (even if that income is distributed to the Company) and all distributions out of its earnings and profits will be taxable to the Members of the Company as ordinary income; thus, such income will be subject to a double layer of tax.  There is no assurance that the Fund will meet the ongoing requirements to qualify as a RIC for tax purposes.

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

Results of Operations - For the three and six months ended June 30, 2016

The Fund did not commence operations until August 12, 2015.

Total investment income for the three and six months ended June 30, 2016 was $2.9 million and $4.3 million, which primarily consisted of interest on the venture loans outstanding. The remaining income consisted of interest and dividends on the temporary investment of cash and forfeited commitment fees and warrants. The income was primarily driven by the level of average loans outstanding for the three months ended June 30, 2016 of $68.4 million. The average interest rate on gross outstanding performing loans was 16.12% for the same period. The income was primarily driven by the level of average loans outstanding for the six months ended June 30, 2016 of $53.4 million. The average interest rate on gross outstanding performing loans was 15.79% for the same period. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants, and new loans funded during the year.

Management fees are calculated based on the Company’s committed capital for the first two years of the Fund’s life and thereafter as a percentage of Fund assets. Management fees for the Fund for the three and six months ended June 30, 2016 were $2.6 million and $5.3 million, respectively. Until August 11, 2017, management fees will be calculated as 2.5 percent of the committed capital of the Company. Starting on August 12, 2017, management fees will be calculated as 2.5 percent of the Fund's total assets.

Interest expense was $0.4 million and $0.4 million for the three and six months ended June 30, 2016, respectively. Interest expense was comprised of amounts related to interest on debt amounts drawn down, unused line fees and amounts amortized from deferred fees incurred in conjunction with the debt line.

The banking and professional fees were less than $0.1 million and $0.1 million for the three and six months ended June 30, 2016. The banking and professional fees were comprised of legal, audit, banking and other professional fees.

Other operating expenses were less than $0.1 million for the three and six months ended June 30, 2016.

Net investment loss for the three and six months ended June 30, 2016 was $0.2 million and $1.5 million.

Net decrease in net assets resulting from operations for the three and six months ended June 30, 2016 was $0.2 million and $1.5 million respectively. On a per share basis, the net decrease in net assets resulting from operations was $2.31 and $15.20 for the three and six months ended June 30, 2016, respectively.

Liquidity and Capital Resources – June 30, 2016 and December 31, 2015

Total capital contributed to the Fund was $73.9 million and $38.0 million as of June 30, 2016 and December 31, 2015, respectively. Committed capital to the Company as of June 30, 2016 and December 31, 2015 was $423.6 million, of which $84.7 million and $42.4 million had been called as of June 30, 2016 and December 31, 2015, respectively.  The remaining $338.9 million of committed capital outstanding as of June 30, 2016 is due to expire in December 2020 as the five year anniversary will have passed, at which time no further capital can be called.

On April 5, 2016, the Fund has established a secured, syndicated revolving credit facility (the “Loan Agreement”) led by Wells Fargo Bank, N.A. and MUFG Union Bank, N.A. in an initial amount of up to $150,000,000. Borrowings by the Fund are collateralized by all of the assets of the Fund. Loans under the facility may be, at the option of the Fund, either a Reference Rate Loan or a LIBOR Rate Loan. The Fund will pay interest on its borrowings, and will also pay a fee on the unused portion of the facility.

The facility terminates on April 5, 2019, but can be accelerated in the event of default, such as failure by the Fund to make timely interest or principal payments. As of June 30, 2016, $29.0 million is outstanding under the facility.

As of June 30, 2016 and December 31, 2015, 12.9% and 23.9%, respectively, of the Fund's assets consisted of cash and cash equivalents.  For the six months ended June 30, 2016, the Fund invested its assets in entirely in venture loans and disbursed under the Fund's loan commitments approximately $58.1 million.  Net loan amounts outstanding after amortization increased by approximately $54.2 million for the same period. Unexpired, unfunded commitments totaled approximately $31.4 million as of June 30, 2016.

As of	Cumulative Amount Disbursed	Principal Reductions and Fair Market Adjustments	Balance Outstanding - Fair Value	Unexpired Unfunded Commitments
June 30, 2016	$86.7 million	$6.2 million	$80.5 million	$31.4 million
December 31, 2015	$28.6 million	$2.4 million	$26.2 million	$17.7 million

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

As of June 30, 2016, the Fund has adequate cash reserves and approximately $28.6 million in scheduled receivable payments over the next year. Additionally the Fund has access to uncalled capital of $338.9 million as a liquidity source and the unused portion of the revolving credit facility. These amounts are sufficient to meet the current commitment backlog and operational expenses of the next year. The Fund constantly evaluates potential future liquidity resources and demands before making additional future commitments.

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

The Fund's sensitivity to changes in interest rates is regularly monitored and analyzed by measuring the characteristics of assets and liabilities.  The Fund utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates.  At June 30, 2016, the outstanding debt balance was $29.0 million with interest expense based on a weighted average rate of 0.55%, for which the Fund had not entered into any interest expense protection, leaving the Fund's maximum exposure to interest rate sensitivity on that balance. The Fund expects that it will enter into an interest rate cap agreement on the day prior to the date which the aggregate outstanding principal amount of the debt reaches $40.0 million.
Because all of the Fund’s loans have a fixed interest rate upon funding, changes in interest rates will not directly affect interest income with regard to the portfolio of loans as of June 30, 2016, but could potentially change the Fund’s ability to originate loan commitments, acquire and renew bank facilities, and engage in other investment activities. Changes in interest rates also could affect interest rate expense, realized gain from hedging and interest on the Fund’s short-term investments.
Based on the Fund’s Condensed Statement of Assets and Liabilities as of June 30, 2016, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in investments, borrowings, cash balances, and interest rate hedges.

Effect of Interest rate change by	Other Interest and Other Income	Realized gain Hedge	Interest Expense	Total Income
(0.50)%	($61,152)	—	$145,000	$83,848
1%	$122,304	—	($290,000)	($167,696)
2%	$244,608	—	($580,000)	($335,392)
3%	$366,911	—	($870,000)	($503,089)
4%	$489,215	—	($1,160,000)	($670,785)
5%	$611,519	—	($1,450,000)	($838,481)
Additionally, a change in the interest rate may affect the value of the interest rate cap and effect Net Change in Unrealized Gain (Loss) from hedging activities if and when we acquire one.  The amount of any such effect will be contingent upon market expectations for future interest rate changes.  Any increases in expected future rates will increase the value of the interest rate cap while any rate decreases will decrease the value.
Although we believe that the foregoing analysis is indicative of the Fund’s sensitivity to interest rate changes, it does not take into consideration potential changes in the credit market, credit quality, size and composition of the assets in the portfolio. It also does not assume any new fundings to borrowers, repayments from borrowers or defaults on borrowings. Accordingly, no assurances can be given that actual results would not differ materially from the table above.
Because the Fund currently borrows, and plans to borrow in the future, its net investment income is to a great extent dependent upon the difference between the rate at which it borrows and the rate at which it invests the amounts borrowed. Accordingly, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on the Fund’s investment activities and net investment income. The Fund does not currently attempt to limit its interest rate risk by acquiring interest rate caps, but anticipates that future borrowings will cause the Fund to choose to hedge its interest rate exposure.

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

Item 1A. Risk Factors

See item 1A - 'Risk Factors' in the Fund's 2015 Annual Report on Form 10-K for a detailed description of the risks attendant to the Fund and its business. There were no material changes to these factors during the three months ended June 30, 2016.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Prior to the Fund's commencement of operations on August 12, 2015, the Fund sold 100,000 shares to the Fund's sole shareholder, the Company, for $25,000 in July 2015.  No other shares of the Fund have been sold; however, the Fund received an additional $73.9 million of paid in capital during the period from August 12, 2015, commencement of operations, through June 30, 2016, which is expected to be used to acquire venture loans and fund operations.

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

VENTURE LENDING & LEASING VIII, INC.
(Registrant)

By:	/s/ Maurice C. Werdegar	By:	/s/ Martin D. Eng
Maurice C. Werdegar		Martin D. Eng
President and Chief Executive Officer		Chief Financial Officer
Date:	August 12, 2016	Date:	August 12, 2016

EXHIBIT INDEX

Exhibit Number	Description
31.1-32.2	Certifications pursuant to The Sarbanes-Oxley Act of 2002.