Form 10-Q
period 2016-09-30
Venture Lending & Leasing VIII, Inc.
filed 2016-11-14
CIK 1642862

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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
Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x]  No [ ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]   No [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, and "smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [x]	Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]  No [x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 14, 2016
Common Stock, $.001 par value	100,000

VENTURE LENDING & LEASING VIII, INC.
INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Statements of Assets and Liabilities (Unaudited)
As of September 30, 2016 and December 31, 2015

Condensed Statements of Operations (Unaudited)
For the three and nine months ended September 30, 2016 and for the period ended September 30, 2015

Condensed Statements of Changes in Net Assets (Unaudited)
For the nine months ended September 30, 2016 and for the period ended September 30, 2015

Condensed Statements of Cash Flows (Unaudited)
For the nine months ended September 30, 2016 and for the period ended September 30, 2015

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

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VENTURE LENDING & LEASING VIII, INC.

CONDENSED STATEMENT OF ASSETS AND LIABILITIES (UNAUDITED)
AS OF SEPTEMBER 30, 2016 AND DECEMBER 31, 2015

	September 30, 2016	December 31, 2015
ASSETS
Loans, at estimated fair value
(Cost of $97,400,518 and $26,231,626)	$95,311,925	$26,231,626
Interest Rate Cap (Cost of $30,000 and $0)	19,087	—
Total Investments (Cost of $97,430,518 and $26,231,626)	95,331,012	26,231,626

Cash and cash equivalents	13,354,856	8,335,707
Other assets	2,066,857	342,488

Total assets	110,752,725	34,909,821

LIABILITIES
Borrowings under debt facility	44,000,000	—
Accrued management fees	2,647,656	2,647,656
Accounts payable and other accrued liabilities	821,930	203,417
Total liabilities	47,469,586	2,851,073

NET ASSETS	$63,283,139	$32,058,748

Analysis of Net Assets:

Capital paid in on shares of capital stock	$77,925,000	$38,025,000
Accumulated undistributed deficit	(7,299,760)	(3,788,489)
Distribution in excess of net investment income	(7,342,101)	(2,177,763)
Net assets (equivalent to $632.83 and $320.59 per share based on 100,000 shares of capital stock outstanding - See Note 6)	$63,283,139	$32,058,748

Commitments & Contingent Liabilities:
Unfunded unexpired commitments (See Note 4)	$40,325,000	$17,700,000

See notes to condensed financial statements.

VENTURE LENDING & LEASING VIII, INC.

CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016
AND THE PERIOD ENDED SEPTEMBER 30, 2015*

	For the Three Months Ended September 30, 2016	For the Period Ended September 30, 2015*	For the Nine Months Ended September 30, 2016	For the Period Ended September 30, 2015*

INVESTMENT INCOME:
Interest on loans	$3,309,737	$13,271	$7,524,776	$13,271
Other interest and other income	27,065	57	132,563	57
Total investment income	3,336,802	13,328	7,657,339	13,328

EXPENSES:
Management fees	2,647,656	1,450,771	7,942,968	1,450,771
Organization costs	—	181,096	—	181,096
Interest expense	492,293	—	850,458	—
Banking and professional fees	55,462	14,368	192,682	14,368
Other operating expenses	32,877	16,957	82,996	16,957
Total expenses	3,228,288	1,663,192	9,069,104	1,663,192

Net investment income (loss)	108,514	(1,649,864)	(1,411,765)	(1,649,864)

Net change in unrealized loss from investments	(2,088,593)	—	(2,088,593)	—
Net change in unrealized loss from hedging activities	(10,913)	—	(10,913)	—
Net change in unrealized loss from investments and hedging activities	(2,099,506)	—	(2,099,506)	—

Net decrease in net assets resulting from operations	$(1,990,992)	$(1,649,864)	$(3,511,271)	$(1,649,864)
Net decrease in net assets resulting from operations per share	$(19.91)	$(16.50)	$(35.11)	$(16.50)
Weighted average shares outstanding	100,000	100,000	100,000	100,000

* From August 12, 2015, commencement of operations, through September 30, 2015

See notes to condensed financial statements.

VENTURE LENDING & LEASING VIII, INC.

CONDENSED STATEMENT OF CHANGES IN NET ASSETS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016
AND THE PERIOD ENDED SEPTEMBER 30, 2015*

	For the Nine Months Ended September 30, 2016	For the Period Ended September 30, 2015*
Net decrease in net assets resulting from operations:
Net investment loss	$(1,411,765)	$(1,649,864)
Net change in unrealized loss from investments	(2,088,593)	—
Net change in unrealized loss from hedging activities	(10,913)	—

Net decrease in net assets resulting from operations	(3,511,271)	(1,649,864)

Return of capital to shareholder	(5,164,338)	(415,582)
Contributions from shareholder	39,900,000	12,000,000
Net increase in capital transactions	34,735,662	11,584,418

Total increase in net assets	31,224,391	9,934,554

Net assets
Beginning of period	32,058,748	25,000

End of period (undistributed net investment income of $0 and $0)	$63,283,139	$9,959,554

* From August 12, 2015, commencement of operations, through September 30, 2015

See notes to condensed financial statements.

VENTURE LENDING & LEASING VIII, INC.

CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016
AND THE PERIOD ENDED SEPTEMBER 30, 2015*

	For the Nine Months Ended September 30, 2016	For the Period Ended September 30, 2015*
CASH FLOWS FROM OPERATING ACTIVITIES:
Net decrease in net assets resulting from operations	$(3,511,271)	$(1,649,864)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash used in operating activities:
Net change in unrealized loss from investments	2,088,593	—
Net change in unrealized loss from hedging activities	10,913	—
Amortization of deferred costs related to borrowing facility	276,440	—
Net increase in other assets	(888,988)	(65,646)
Net increase in accounts payable, other accrued liabilities, and accrued management fees	618,513	1,669,663
Origination of loans	(77,777,273)	(6,250,000)
Principal payments on loans	6,590,614	396,598
Acquisition of equity securities	(5,146,571)	(415,582)
Net cash used in operating activities	(77,739,030)	(6,314,831)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions from shareholder	39,900,000	12,000,000
Borrowings under debt facility	44,000,000	—
Investment in Interest rate cap	(30,000)
Payment of bank facility fees and costs	(1,111,821)	—
Net cash provided by financing activities	82,758,179	12,000,000

Net increase in cash and cash equivalents	5,019,149	5,685,169

CASH AND CASH EQUIVALENTS:
Beginning of period	8,335,707	25,000
End of period	$13,354,856	$5,710,169

SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE PERIOD:
Interest	$314,785	$—
NON-CASH OPERATING AND FINANCING ACTIVITIES:
Distributions of equity securities to shareholder	$5,164,338	$415,582
Receipt of equity securities as repayment of loans	$17,767	$—

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

The Fund's investment objective is to achieve a superior risk adjusted return. In the Manager's opinion, the accompanying interim condensed financial statements (hereafter referred to as "financial statements") include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the nine months ended September 30, 2016 are not necessarily indicative of what the results would be for a full year. These financial statements should be read in conjunction with the financial statements and the notes included in the Fund's Annual Report on Form 10-K for the period ended December 31, 2015.

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

As of September 30, 2016 and December 31, 2015, the financial statements include nonmarketable investments of $95.3 million and $26.2 million (or approximately 86% and 75% of total assets), with fair values determined by the Manager in the absence of readily determinable market values. Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Below is the information used by the Manager in making these estimates.

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

Non-accrual Loans

The Fund's policy is to place a loan on non-accrual status when the portfolio company is delinquent for three months on its monthly loan payment, or ceases or drastically curtails its operation and Management deems that it is unlikely that the loan will return to performing status.  When a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed for the quarter in which the loan was placed on non-accrual status.  Any uncollected interest related to quarters prior to when the loan was placed on non-accrual status is added to the principal balance, and the aggregate balance of the principal and interest is evaluated in accordance with the policy for valuation of loans in determining Management's best estimate of fair value. Interest received by the Fund on non-accrual loans will be recognized as interest income if and when the proceeds exceed the book value of the loans.
If a borrower of a non-accrual loan resumes making regular payments and is deemed by Management to have the ability to service the loan on a sustainable basis, the loan is reclassified back to accrual or performing status.  Interest that would have been accrued during the non-accrual status will be added back to the remaining payment schedule, and thus changing the effective interest rate.
As of September 30, 2016, loans with a cost basis of $2.8 million and a fair value of $0.7 million have been classified as non-accrual. No loans were classified as non-accrual as of December 31, 2015.

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
The remaining expected lives of warrants are based on historical experience of the average life of the warrants, as warrants are often exercised in the event of acquisitions, mergers, or initial public offerings and terminated due to events such as bankruptcies, restructuring activities, or additional financings. These events cause the expected term to be less than the remaining contractual term of the warrants. For the nine months ended September 30, 2016, and the period from August 12, 2015, the commencement of operations, through September 30, 2015, the Fund assumed the average duration of a warrant is 3.5 years. The effect of a hypothetical increase in the estimated initial term of the warrants used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants.
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
As of September 30, 2016 and December 31, 2015, the fair values of Other Assets and Liabilities are estimated at their carrying values because of the short-term nature of these assets or liabilities.
As of September 30, 2016 and December 31, 2015, based on borrowing rates available to the Fund, the estimated fair values of the borrowings under the debt facility were $44.0 million and $0, respectively.

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

Deferred Bank Fees

Through September 30, 2016, the deferred bank fees and costs associated with the debt facility have been capitalized and will be amortized over the estimated life of the facility, which currently is through April 5, 2019. The deferred bank fees are included in Other Assets in the Condensed Statements of Assets and Liabilities.The amortization of these costs is recorded as interest expense in the Condensed Statements of Operations (see Note 7).

Interest Rate Cap Agreements

The Fund has entered into interest rate cap agreements which are primarily valued on the basis of the future expected interest rates on the notional principal balance remaining, which is comparable to what a prospective acquirer would pay on the measurement date. Valuation pricing models consider inputs such as forward rates, anticipated interest rate volatility relating to the reference rate, as well as time value and other factors underlying cap instruments. The contracts are recorded at fair value in interest rate caps in the Condensed Statements of Assets and Liabilities. The changes in fair value are recorded in the Net change in unrealized gain (loss) from hedging activities in the Condensed Statements of Operations.  The quarterly interest received on the interest rate cap contracts, if any, will be recorded in Net change in realized gain (loss) from hedging activities in the Condensed Statements of Operations. Since inception through September 30, 2016, there has been no interest received on interest rate cap contracts.

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

Tax Status

The Fund intends to be treated as a Regulated Investment Company ("RIC") under Subchapter M of the Internal Revenue Code (the "Code") and operates in a manner so as to qualify for the tax treatment applicable to RICs. Failing to maintain at least 70% of total assets in "qualifying assets" will result in the loss of BDC status, resulting in losing its favorable tax treatment as a RIC. As of September 30, 2016, the Fund has met the BDC and RIC requirements.

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

As of September 30, 2016

Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)	Fair Value
Loans	97,400,518	$—	(2,088,593)	$(2,088,593)	$95,311,925
Interest Rate Cap	$30,000	$—	$(10,913)	$(10,913)	$19,087
Total	$97,430,518	$—	$(2,099,506)	$(2,099,506)	$95,331,012

As of December 31, 2015

Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)	Fair Value
Loans	$26,231,626	$—	$—	$—	$26,231,626
Interest Rate Cap	$—	$—	$—	$—	$—
Total	$26,231,626	$—	$—	$—	$26,231,626

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

Through September 30, 2016, the Fund had no undistributed earnings. Additionally, for the nine months ended September 30, 2016, distributions were made in excess of distributable earnings by $5.2 million. The Fund may pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce the shareholder's tax basis in its shares. As of September 30, 2016, the Fund had no uncertain tax positions. As of September 30, 2016, the Fund had no capital loss carry forwards.

The Fund's tax years are open to examination by federal tax authorities and California tax authorities for the years 2015 and forward.

3.	SCHEDULES OF INVESTMENTS

As of September 30, 2016, all loans were made to non-affiliates as follows (unaudited):

Borrower	Percentage of Net Assets	Estimated Fair Value 9/30/2016	Par Value 9/30/2016	Final Maturity Date

Biotechnology
Phylagen, Inc.		$468,214	$468,214	03/01/2020
Subtotal:	0.7%	$468,214	$468,214

Computers & Storage
Electric Objects, Inc.		$342,752	$342,752	09/01/2019
HyperGrid, Inc.		1,163,089	1,163,089	12/01/2019

Rigetti & Co., Inc.		674,184	674,184	01/01/2019
Subtotal:	3.5%	$2,180,025	$2,180,025

Internet
Allbirds, Inc.		$211,722	$211,722	12/01/2018
Apartment List, Inc		1,400,555	1,400,555	11/01/2019
Apsalar, Inc.		701,188	701,188	03/01/2019
Blitsy, Inc.		463,567	463,567	02/01/2019
CapLinked, Inc.		437,138	437,138	01/01/2019
Finrise, Inc.		219,962	219,962	09/01/2019
HEXAGRAM49, Inc.		25,000	463,393	*
PerformLine, Inc.		912,326	912,326	06/01/2019
Placester, Inc.		2,519,648	2,519,648	10/01/2019
Striking, Inc.		468,948	468,948	06/01/2019
Super Home, Inc.		228,276	228,276	03/01/2019
Thrive Market, Inc.		7,118,000	7,118,000	09/01/2019
TouchofModern, Inc.		5,696,907	5,696,907	05/01/2020
Traackr, Inc.		680,673	680,673	04/01/2019
Viyet, Inc.		206,849	206,849	01/01/2019
Subtotal:	33.6%	$21,290,759	$21,729,152

Medical Devices
JustRight Surgical LLC		$2,221,514	$2,221,514	07/01/2019
Subtotal:	3.5%	$2,221,514	$2,221,514

Other Healthcare
Caredox, Inc.		$671,588	$671,588	01/01/2019
Cogito Corporation		704,317	704,317	09/01/2019
Hello Doctor, Ltd. **		152,834	152,834	03/01/2019
Hi.Q, Inc.		1,902,997	1,902,997	05/01/2020
Lean Labs, Inc.		217,717	217,717	12/01/2018
Project Healthy Living, Inc.		859,088	859,088	12/01/2018
Skulpt, Inc.		951,516	951,516	03/01/2019
Trio Health Advisory Group, Inc.		906,752	906,752	02/01/2019
Wellist PBC, Inc.		367,572	367,572	12/01/2019
Subtotal:	10.6%	$6,734,381	$6,734,381

Other Technology
AltspaceVR, Inc.		$926,639	$926,639	12/01/2019
Asset Avenue, Inc. **		764,375	764,375	10/01/2018
Automatic Labs, Inc.		2,611,756	2,611,756	12/01/2018
Candy Club Holdings, Inc.		194,398	194,398	09/01/2018
CommunityCo, LLC		261,894	261,894	03/01/2019
Daylight Solutions, Inc.		827,816	827,816	12/01/2018
Ensyn Corporation		5,498,664	5,498,664	11/01/2019
Eponym, Inc.		713,854	713,854	12/01/2018
Flo Water, Inc.		175,620	175,620	08/01/2018

Gap Year Global, Inc.		205,109	205,109	10/01/2018
Greats Brand, Inc.		452,408	452,408	12/01/2019
Hyperloop Technologies, Inc.		7,175,391	7,175,391	06/01/2019
June Life, Inc.		1,153,020	1,153,020	03/01/2020
Knockaway, Inc.		230,587	230,587	09/01/2019
Neuehouse, LLC		4,562,137	4,562,137	06/01/2019
One Financial Holdings Group, Inc.		692,948	692,948	04/01/2019
Owlet Baby Care, Inc.		934,007	934,007	03/01/2019
Plethora, Inc		2,362,528	2,362,528	03/01/2019
Rosco & Benedetto Co, Inc.		343,227	343,227	09/01/2019
See Jane Farm, Inc.		1,270,575	1,270,575	01/01/2021
Seriforge, Inc.		182,684	182,684	09/01/2018
Skully, Inc.		706,475	2,356,675	*
Street League, Inc.		346,408	346,408	07/01/2020
Terralux, Inc.		1,344,146	1,344,146	03/01/2019
Wine Plum, Inc.		937,083	937,083	09/01/2019
Subtotal:	55.1%	$34,873,749	$36,523,949

Security
Bottlenose, Inc.		$1,278,539	$1,278,539	12/01/2018
Kryptnostic, Inc.		474,092	474,092	06/01/2019
ThinAir Labs, Inc.		1,188,386	1,188,386	02/01/2020
Subtotal:	4.6%	$2,941,017	$2,941,017

Semiconductors & Equipment
ETA Compute, Inc.		$233,380	$233,380	10/01/2019
Subtotal:	0.4%	$233,380	$233,380

Software
Addepar, Inc.		$4,286,572	$4,286,572	06/01/2018
Apptimize, Inc.		872,350	872,350	03/01/2019
Bloomboard, Inc.		1,904,659	1,904,659	08/01/2019
BlueCart, Inc.		464,962	464,962	01/01/2020
Bounce Exchange, Inc.		1,405,866	1,405,866	05/01/2020
HealthPrize Technologies, LLC		229,822	229,822	12/01/2019
IntelinAir, Inc.		219,855	219,855	06/01/2019
Interset Software, Inc. **		1,186,966	1,186,966	10/01/2019
Invoice2Go, Inc.		855,580	855,580	06/01/2020
JethroData, Inc.**		1,057,166	1,057,166	10/01/2019
Toast, Inc.		450,340	450,340	01/01/2019
Workspot, Inc.		659,222	659,222	02/01/2019
Xeeva		2,378,118	2,378,118	06/01/2019
Zodiac, Inc.		716,866	716,866	07/01/2019
Subtotal:	26.4%	$16,688,344	$16,688,344

Technology Services
Ascend Consumer Finance, Inc. **		$477,478	$477,478	03/01/2019

Blazent, Inc.		1,179,460	1,179,460	08/01/2019
Iris.tv, Inc.		233,278	233,278	04/01/2019
ParkJockey Global, Inc.		949,418	949,418	06/01/2019
PayJoy, Inc. **		474,884	474,884	08/01/2019
Sixup PBC, Inc. **		583,392	583,392	06/01/2019
Subtotal:	6.2%	$3,897,910	$3,897,910

Wireless
Bluesmart, Inc.		$1,899,375	$1,899,375	09/01/2019
InVenture Capital Corporation**		1,424,789	1,424,789	09/01/2019
Juvo Mobile, Inc. **		458,468	458,468	09/01/2019
Subtotal:	6.0%	$3,782,632	$3,782,632

Total Loans (Cost of $97,400,518)	150.6%	$95,311,925	$97,400,518

Interest Rate Caps (Cost of $30,000)	0.0%	$19,087	$30,000

Total Investments (Cost of $97,430,518)	150.6%	$95,331,012	$97,430,518

* As of September 30, 2016, loans with a cost basis of $2.8 million and a fair value $0.7 million of have been classified as non-accrual.

** Indicates assets that the Fund deems “non-qualifying assets” under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of the Fund’s total assets at the time of acquisition of any additional non-qualifying assets. As of September 30, 2016, 6.06% of the Fund’s assets represented non-qualifying assets. As part of this calculation, the denominator consists of all eligible portfolio companies as defined in Section 2(a)(46); the numerator consists of total assets less the assets described in Section 55(a)(7).

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
4. FAIR VALUE DISCLOSURES
Loans generally are made to borrowers pursuant to commitments whereby the Fund agrees to finance assets and provide working capital or growth up to a specified amount for the term of the commitment, upon the terms and subject to the conditions specified by such commitment. As of September 30, 2016, the Fund's investments in loans were primarily to companies based within the United States and were diversified among borrowers in the industry segments shown below.  The percentage of net assets that each industry group represents is shown with the industry totals below  (the sum of the percentages does not equal 100 percent because the percentages are based on net assets as opposed to total loans). All loans are senior to unsecured creditors.

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

Loan balances are summarized by borrower.  Typically a borrower's balance will be composed of several loans drawn under a commitment made by the Fund with the interest rate on each loan fixed at the time each loan is funded. Each loan drawn under a commitment may have a different maturity date and amount.  For the three and nine months ended September 30, 2016, the weighted-average interest rate on performing loans was 15.17% and 15.62%, respectively. For the period from August 12, 2015, the commencement of operations, through September 30,2015, the weighted-average interest rate on performing loans was 17.09%. This rate is inclusive of both cash and non-cash interest income. For the three and nine months ended September 30, 2016, the weighted-average interest rate on the cash portion of the interest income was 11.73% and 11.98%, respectively. For the period from August 12, 2015, the commencement of operations, through September 30,2015, the weighted-average interest rate on the cash portion of the interest income was 12.36%. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants and new loans funded during the period.

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

All loans as of September 30, 2016 and 2015 were pledged as collateral for the debt facility, and the Fund's borrowings are subsequently collateralized by all assets of the Fund.

As of September 30, 2016 and December 31, 2015, the Fund had unexpired unfunded commitments to borrowers of $40.3 million and $17.7 million, respectively.

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

Transfers of investments between levels of the fair value hierarchy are recorded on the actual date of the event or change in circumstances that caused the transfer. There were no transfers in and out of Level 1, 2, and 3 during the period ended September 30, 2016.

The Fund's cash equivalents were valued at the traded net asset value of the money market mutual fund. As a result, these measurements are classified as Level 1.The Fund’s investments in the interest rate cap are based on quotes from the market makers that derive fair values from market data, and therefore, are classified as Level 2.
The Fund uses estimated exit values when determining the value of its investments.  Because loan transactions are individually negotiated and unique, and there is no market in which these assets trade, the inputs for these assets, which are discussed in the Valuation Methods listed above, are classified as Level 3.

The following tables provide quantitative information about the Fund's Level 3 fair value measurements of its investments as of September 30, 2016 and December 31, 2015. In addition to the techniques and inputs noted in the tables below, the Fund may also use other valuation techniques and methodologies when determining its fair value measurements.

Investment Type - Level 3
Debt Investments	Fair Value at 9/30/2016	Valuation Techniques / Methodologies	Unobservable Input	Weighted Average / Amount or Range

Computers & Storage	$2,180,025	Hypothetical market analysis	Hypothetical market coupon rate	15%

Internet	$21,290,759	Hypothetical market analysis	Hypothetical market coupon rate	15%
		Liquidation	Investment Collateral	$25,000

Other Healthcare	$6,734,381	Hypothetical market analysis	Hypothetical market coupon rate	15%

Other Technology	$34,873,749	Hypothetical market analysis	Hypothetical market coupon rate	16%
		Liquidation	Investment Collateral	$706,475

Security	$2,941,017	Hypothetical market analysis	Hypothetical market coupon rate	14%

Software	$16,688,344	Hypothetical market analysis	Hypothetical market coupon rate	15%

Technology Services	$3,897,910	Hypothetical market analysis	Hypothetical market coupon rate	15%

Wireless	$3,782,632	Hypothetical market analysis	Hypothetical market coupon rate	14%

Other*	$2,923,108	Hypothetical market analysis	Hypothetical market coupon rate	17%

	$95,311,925

* Other loans, as of September 30, 2016, were comprised of companies in the Biotechnology, Medical Device and Semiconductors & Equipment industries.

Investment Type - Level 3
Debt Investments	Fair Value at 12/31/2015	Valuation Techniques / Methodologies	Unobservable Input	Weighted Average / Amount or Range

Computers & Storage	$702,377	Hypothetical market analysis	Hypothetical market coupon rate	14%

Internet	$7,183,917	Hypothetical market analysis	Hypothetical market coupon rate	16%

Other Healthcare	$2,015,111	Hypothetical market analysis	Hypothetical market coupon rate	16%

Other Technology	$7,710,068	Hypothetical market analysis	Hypothetical market coupon rate	16%

Security	$1,364,114	Hypothetical market analysis	Hypothetical market coupon rate	16%

Software	$6,598,673	Hypothetical market analysis	Hypothetical market coupon rate	14%

Wireless	$657,366	Hypothetical market analysis	Hypothetical market coupon rate	17%

	$26,231,626

The following table presents the balances of assets as of September 30, 2016 and December 31, 2015 measured at fair value on a recurring basis:

As of September 30, 2016	Level 1	Level 2	Level 3	Total
ASSETS:
Loans*	$—	$—	$95,311,925	$95,311,925
Interest rate cap	—	19,087	—	19,087
Cash equivalents	13,354,856	—	—	13,354,856
Total	$13,354,856	$19,087	$95,311,925	$108,685,868

As of December 31, 2015	Level 1	Level 2	Level 3	Total
ASSETS:
Loans*	$—	$—	$26,231,626	$26,231,626
Cash equivalents	8,335,707	—	—	8,335,707
Total	$8,335,707	$—	$26,231,626	$34,567,333

*For a detailed listing of borrowers comprising this amount, please refer to Note 3, Schedules of Investments.

The following table provides a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Three Months Ended September 30, 2016
	Loans	Warrants	Convertible Note
Beginning balance	$80,466,310	$—	$—
Acquisitions and originations	19,700,000	1,244,322	17,767
Principal reductions	(2,765,792)	—
Distributed to shareholder	—	(1,244,322)	(17,767)
Net change in unrealized loss from investments	(2,088,593)	—	—
Ending balance	$95,311,925	$—	$—
Net change in unrealized loss on investments relating to investments still held at September 30, 2016	$(2,088,593)

	For the Nine Months Ended September 30, 2016
	Loans	Warrants	Convertible Note
Beginning balance	$26,231,626	$—	$—
Acquisitions and originations	77,777,273	5,146,571	17,767
Principal reductions	(6,608,381)	—	—
Distributed to shareholder	—	(5,146,571)	(17,767)
Net change in unrealized loss from investments	(2,088,593)	—	—
Ending balance	$95,311,925	$—	$—
Net change in unrealized loss on investments relating to investments still held at September 30, 2016	$(2,088,593)

	For the Period Ended September 30, 2015*
	Loans	Warrants
Beginning balance	$—	$—
Acquisitions and originations	6,250,000	415,582
Principal reductions	(396,598)	—
Distributed to shareholder	—	(415,582)
Ending Balance	$5,853,402	$—
Net change in unrealized loss on investments relating to investments still held at September 30, 2015	$—
* From August 12, 2015, commencement of operations, through September 30, 2015.

5.	EARNINGS PER SHARE
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
As of September 30, 2016 and December 31, 2015, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding.  Total committed capital of the Company, as of September 30, 2016 and December 31, 2015 was $423.6 million respectively. Total contributed capital to the Company through September 30, 2016 and December 31, 2015 was $95.3 million and $42.4 million, of which $77.9 million and $38.0 million was contributed to the Fund, respectively.

The chart below shows the distributions of the Fund for the nine months ended September 30, 2016 and for the period ended September 30, 2015.

	For the Nine Months Ended September 30, 2016	For the Period Ended September 30, 2015*
Distributions of equity securities	$5,164,338	$415,582
Total distributions to shareholder	$5,164,338	$415,582

* From August 12, 2015, commencement of operations, through September 30, 2015.

Final classification of the distributions as either a return of capital or a distribution of income is an annual determination made at the end of each year dependent upon the Fund's current year and cumulative earnings and profits.

7.  DEBT FACILITY
On April 5, 2016, the Fund has established a secured, syndicated revolving credit facility (the “Loan Agreement”) led by Wells Fargo, N.A. and MUFG Union Bank, N.A. in an initial amount of up to $150,000,000. An additional $200,000,000 is potentially available to the Fund, subject to further negotiation and credit approval, through an accordion provision contained in the Loan Agreement. Loans under the facility may be, at the option of the Fund, either a Reference Rate Loan or a LIBOR Rate Loan. A Reference Rate Loan is defined as a loan bearing interest at the highest of: (a) the Federal Funds Rate for such day plus one half of one percent (0.50%), (b) the Prime Rate, and (c) LIBOR plus one percent (1%). A LIBOR Rate Loan is defined as a Loan bearing interest at the prevailing LIBOR rate for a period equal to the applicable LIBOR Loan Period which appears on Reuters Screen LIBOR01 Page (or any applicable successor page) at approximately 11:00 a.m. (London time) two (2) Business Days prior to the first day of the applicable LIBOR Loan Period (rounded upward, if necessary, to the nearest 1/100th of 1%) ("LIBOR Rate"). As of September 30, 2016 , all of the Fund’s outstanding borrowings were based on the LIBOR Rate.

The Fund will pay interest on its borrowings, and will also pay a fee on the unused portion of the facility.

The facility terminates on April 5, 2019, but can be accelerated in the event of default, such as failure by the Fund to make timely interest or principal payments. As of September 30, 2016 and December 31, 2015, $44.0 million and $0 was outstanding under the facility, respectively.

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

As of September 30, 2016, the LIBOR Rate is as follows:

1 Month LIBOR	0.5311%
3 Month LIBOR	0.8537%

Bank fees and other costs of $1.1 million were incurred in connection with the facility. The bank fees and other costs incurred have been capitalized and are amortized to interest expense on a straight line basis over the expected life of the facility.  As of September 30, 2016, the remaining unamortized fees and costs of $0.8 million are being amortized over the expected life of the facility, which is expected to terminate on April 5, 2019.

The facility is revolving and as such does not have a specified repayment schedule, although advances are secured by the assets of the Fund and thus repayments will be required as assets decline. The facility contains various covenants including financial covenants related to: (i) minimum debt service coverage ratio, (ii) interest coverage ratio, (iii) maximum loan loss reserves, (iv) unfunded commitment ratio, (v) Maximum Loan Loss Test and (vi) Covenant Deferral Condition. There are also various restrictive covenants, including limitations on (i) the incurrence of liens, (ii) consolidations, mergers and asset sales, and (iii) capital expenditures. As of September 30, 2016, Management believes that the Fund was in compliance with these covenants.

The following is the summary of the outstanding facility draws as of September 30, 2016:

Loan Date	Amount	Maturity Date *	All-In Interest Rate **
July 15, 2016	$29,000,000	10/17/2016	3.44%
September 28, 2016	$15,000,000	10/17/2016	3.28%
TOTAL OUTSTANDING	$44,000,000
* On October 17, 2016, Management rolled the outstanding amount for a 90-day LIBOR loan, maturing on January 17, 2017.
** Inclusive of 2.75% applicable LIBOR margin plus LIBOR rate.
8. INTEREST RATE CAP AGREEMENT
As of September 30, 2016, the Fund had entered into an interest rate cap transaction with Union Bank, N.A. with a notional principal amount of $22 million, to cap floating interest rates at 2.00%. The purpose of the interest rate cap agreement is to protect the Fund against rising interest rates, as the Fund originates loans with fixed interest rates. The Fund continues to adjust the notional principal amount as the outstanding balance under the debt facility changes. As of September 30, 2016, the Fund had one interest cap contract with the notional principal amount of $22 million. The Fund paid upfront fees of $30,000 which are amortized on a straight line basis over the life of the instrument and receives from the counterparty, payment of interest amounts above the 2.00% cap based on 90-day LIBOR. Payments, if necessary are made quarterly and will terminate on April 04, 2019. As of September 30, 2016, the 90-days LIBOR rate was 0.8537% .

The average notional amount outstanding was $0.2 million and less than $0.1 million for the three and nine months ended September 30, 2016 respectively. There were no interest cap for the period from August 12, 2015, the commencement of operations, through September 30, 2015.

As of September 30, 2016 and December 31, 2015 , the fair value of the Fund's derivative financial instruments was as follows:

	Asset Derivatives
	September 30, 2016		December 31, 2015
Derivatives:	Condensed statements of assets and liabilities	Fair Value	Condensed statements of assets and liabilities	Fair Value
Interest rate cap agreement	Interest Rate Caps	$19,087	Interest Rate Caps	$—

For the three and nine months ended September 30, 2016 and for the period from August 12, 2015, the commencement of operations, through September 30, 2015, the derivative financial instruments had the following effect on the Condensed Statements of Operations:

Derivatives:	Locations on Condensed statements of operations	For the Three Months Ended September 30, 2016	For the Period Ended September 30, 2015*
Interest rate cap agreement	Net change in unrealized gain from hedging activities	$(10,913)	$—

Derivatives:	Locations on Condensed statements of operations	For the Nine Months Ended September 30, 2016	For the Period Ended September 30, 2015*
Interest rate cap agreement	Net change in unrealized loss from hedging activities	$(10,913)	$—

* From August 12, 2015, commencement of operations, through September 30, 2015

9. FINANCIAL HIGHLIGHTS

GAAP requires disclosure of financial highlights of the Fund for the periods presented, the three and nine months ended September 30, 2016 and for the period from August 12, 2015, the commencement of operations, through September 30, 2015. The total rate of return is defined as the return based on the change in value during the period of a theoretical investment made at the beginning of the period.  The total rate of return assumes a constant rate of return for the Fund during the period reported and weights each cash flow by the amount of time held in the Fund.  This required methodology differs from an internal rate of return.

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

The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Three Months Ended September 30, 2016	For the Period Ended September 30, 2015*	For the Nine Months Ended September 30, 2016	For the Period Ended September 30, 2015*

Total return **	(3.08)%	(21.38)%	(6.11)%	(21.38)%

Per share amounts:
Net asset value, beginning of period	$625.36	$0.25	$320.59	$0.25
Net investment income (loss)	1.09	(16.50)	(14.11)	(16.50)
Net change in unrealized loss from investments and hedging activities	(21.00)	—	(21.00)	—
Net decrease in net assets from operations	(19.91)	(16.50)	(35.11)	(16.50)
Return of capital to shareholder	(12.62)	(4.15)	(51.65)	(4.15)
Contributions from shareholder	40.00	120.00	399.00	120.00

Net asset value, end of period	$632.83	$99.60	$632.83	$99.60

Net assets, end of period	$63,283,139	$9,959,554	$63,283,139	$9,959,554

Ratios to average net assets:

Expenses*	20.12%	86.79%	20.54%	86.79%
Net investment Income (loss)*	0.68%	(86.10)%	(3.20)%	(86.10)%
Portfolio Turnover rate	0%	0%	0%	0%
Average debt outstanding	$32,750,000	$—	$22,428,571	$—
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

The reader of this Quarterly Report should understand that all such forward-looking statements are subject to various uncertainties and risks that could affect their outcome.  The Fund's actual results could differ materially from those suggested by such forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, variances in the actual versus projected growth in assets, return on assets, loan losses, expenses, rates charged on loans and earned on securities investments, competition and macro-economic changes including inflation, interest rate expectations, among other factors. This entire Quarterly Report should be read to put such forward-looking statements in context and to gain a more complete understanding of the uncertainties and risks involved in the Fund's business.

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

The Fund, once the RIC election is made, will seek to meet the ongoing requirements, including the diversification requirements, to maintain its qualification and treatment as a RIC under the Code.  If the Fund fails to meet these requirements, it would be taxed as an ordinary corporation on its taxable income for that year (even if that income is distributed to the Company) and all distributions out of its earnings and profits will be taxable to the Members of the Company as ordinary income; thus, such income will be subject to a double layer of tax.  There is no assurance that the Fund will meet the ongoing requirements to qualify as a RIC for tax purposes.

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

Results of Operations - For the three and nine months ended September 30, 2016 and for the period ended September 30, 2015

The Fund did not commence operations until August 12, 2015. Changes from one year to the next mostly reflect the length of time the fund operated and the ramp up of investments.

Total investment income for the three months ended September 30, 2016 and for the period from August 12, 2015, the commencement of operations, through September 30, 2015 was $3.3 million and less than $0.1 million, which primarily consisted of interest on the venture loans outstanding. The remaining income consisted of interest and dividends on the temporary investment of cash and forfeited commitment fees and warrants. The income was primarily driven by the level of average loans outstanding for the three months ended September 30, 2016 and for the period from August 12, 2015, the commencement of operations, through September 30, 2015 of $87.3 million and $0.9 million, respectively.

Total investment income for the nine months ended September 30, 2016 and for the period from August 12, 2015, the commencement of operations, through September 30, 2015 was $7.7 million and less than $0.1 million, respectively which primarily consisted of interest on the venture loans outstanding. The remaining income consisted of interest and dividends on the temporary investment of cash and forfeited commitment fees and warrants. The income was primarily driven by the level of average loans outstanding for the nine months ended September 30, 2016 and for the period from August 12, 2015, the commencement of operations, through September 30, 2015 of $64.2 million and $0.9 million, respectively.

Management fees are calculated based on the Company’s committed capital for the first two years of the Fund’s life and thereafter as a percentage of Fund assets. Management fees for the three months ended September 30, 2016 and for the period from August 12, 2015, commencement of operations, through September 30, 2015 were $2.6 million and $1.5 million, respectively. Management fees for the nine months ended September 30, 2016 and for the period from August 12, 2015, commencement of operations, through September 30, 2015 were $7.9 million and $1.5 million, respectively. Until August 11, 2017, management fees will be calculated as 2.5 percent of the committed capital of the Company. Starting on August 12, 2017, management fees will be calculated as 2.5 percent of the Fund's total assets.

Total organizational costs for the period from August 12, 2015, commencement of operations, through September 30, 2015 were $0.2 million. There was no organizational costs incurred during the three and nine months ended September 30, 2016.

Interest expense was $0.5 million and $0 for the three months ended September 30, 2016 and for the period from August 12, 2015, commencement of operations, through September 30, 2015, respectively. Interest expense was $0.9 million and $0 for the nine months ended September 30, 2016 and for the period from August 12, 2015, commencement of operations, through September 30, 2015, respectively. Interest expense was comprised of amounts related to interest on debt amounts drawn down, unused line fees and amounts amortized from deferred fees incurred in conjunction with the debt line.

The banking and professional fees were less than $0.1 million for the three months ended September 30, 2016 and for the period from August 12, 2015, commencement of operations, through September 30, 2015, respectively. The banking and professional fees were $0.2 million and less than $0.1 million and for the nine months ended September 30, 2016 and for the period from August 12, 2015, commencement of operations, through September 30, 2015, respectively. The banking and professional fees were comprised of legal, audit, banking and other professional fees.

Total other operating expenses were less than $0.1 million for the three months ended September 30, 2016 and for the period from August 12, 2015, commencement of operations, through September 30, 2015, respectively. Total other operating expensed were less than $0.1 million for the nine months ended September 30, 2016 and for the period from August 12, 2015, commencement of operations, through September 30, 2015, respectively.

Net investment income (loss) for the three months ended September 30, 2016 and for the period from August 12, 2015, commencement of operations, through September 30, 2015, was $0.1 million and $(1.6) million respectively. Net investment loss for the nine months ended September 30, 2016 and for the period from August 12, 2015, commencement of operations, through September 30, 2015, was $1.4 million and $1.6 million, respectively.

Net change in unrealized loss from investments was $2.1 million and $0 for the three months ended  September 30, 2016 and for the period from August 12, 2015, commencement of operations, through September 30, 2015, respectively. Net change in unrealized loss from investments was $2.1 million and $0 for the nine months ended  September 30, 2016 and 2015, respectively. The unrealized loss consists of fair market value adjustments to loans.

Net change in unrealized loss from hedging activities was less than $0.1 million and $0 for the three months ended September 30, 2016 and for the period from August 12, 2015, commencement of operations, through September 30, 2015, respectively. Net change in unrealized loss from hedging activities was less than $0.1 million and $0 for the nine months ended September 30, 2016 and for the period from August 12, 2015, commencement of operations, through September 30, 2015, respectively. The Fund entered into interest rate cap transactions with Union Bank, N.A. to cap the floating rate liabilities at a fixed rate (see Note 8 in the Fund's financial statements). The change in value is primarily attributable to macro interest rate changes.

Net decrease in net assets resulting from operations for the three months ended September 30, 2016 and for the period from August 12, 2015, commencement of operations, through September 30, 2015, was $2.0 million and $1.6 million, respectively. On a per share basis, the net decrease in net assets resulting from operations was $19.91 and $16.50, respectively.

Net decrease in net assets resulting from operations for the nine months ended September 30, 2016 and for the period from August 12, 2015, commencement of operations, through September 30, 2015, was $3.5 million and $1.6 million respectively. On a per share basis, the net decrease in net assets resulting from operations was $35.11 and $16.50, respectively.

Liquidity and Capital Resources – September 30, 2016 and December 31, 2015

Total capital contributed to the Fund was $77.9 million and $38.0 million as of September 30, 2016 and December 31, 2015, respectively. Committed capital to the Company as of September 30, 2016 and December 31, 2015 was $423.6 million, of which $95.3 million and $42.4 million had been called as of September 30, 2016 and December 31, 2015, respectively.  The remaining $328.3 million of committed capital outstanding as of September 30, 2016 is due to expire in December 2020 as the five year anniversary will have passed, at which time no further capital can be called.

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

The facility terminates on April 5, 2019, but can be accelerated in the event of default, such as failure by the Fund to make timely interest or principal payments. As of September 30, 2016, $44.0 million is outstanding under the facility.

As of September 30, 2016 and December 31, 2015, 12.1% and 23.9%, respectively, of the Fund's assets consisted of cash and cash equivalents.  For the nine months ended September 30, 2016, the Fund invested its assets in entirely in venture loans and disbursed under the Fund's loan commitments approximately $77.8 million.  Net loan amounts outstanding after amortization increased by approximately $69.1 million for the same period. Unexpired, unfunded commitments totaled approximately $40.3 million as of September 30, 2016.

As of	Cumulative Amount Disbursed	Principal Reductions and Fair Market Adjustments	Balance Outstanding - Fair Value	Unexpired Unfunded Commitments
September 30, 2016	$106.4 million	$11.1 million	$95.3 million	$40.3 million
December 31, 2015	$28.6 million	$2.4 million	$26.2 million	$17.7 million

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

As of September 30, 2016, the Fund has adequate cash reserves and approximately $33.6 million in scheduled receivable payments over the next year. Additionally the Fund has access to uncalled capital of $328.3 million as a liquidity source and the unused portion of the revolving credit facility. These amounts are sufficient to meet the current commitment backlog and operational expenses of the next year. The Fund constantly evaluates potential future liquidity resources and demands before making additional future commitments.

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

The Fund's sensitivity to changes in interest rates is regularly monitored and analyzed by measuring the characteristics of assets and liabilities.  The Fund utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates.  At September 30, 2016, the outstanding debt balance was $44.0 million with interest expense based on a weighted average rate of 0.64%, for which the Fund had an interest rate cap in place at 2.00% on $22.0 million of outstanding debt, interest rate sensitivity of this $22.0 million at 1.36%, which the Manager does not believe is material to the finance statement. Additionally, the fund has no interest rate protection for the remaining $22.0 million uncapped portion.
Because all of the Fund’s loans have a fixed interest rate upon funding, changes in interest rates will not directly affect interest income with regard to the portfolio of loans as of September 30, 2016, but could potentially change the Fund’s ability to originate loan commitments, acquire and renew bank facilities, and engage in other investment activities. Changes in interest rates also could affect interest rate expense, realized gain from hedging and interest on the Fund’s short-term investments.
Based on the Fund’s Condensed Statement of Assets and Liabilities as of September 30, 2016 , the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in investments, borrowings, cash balances, and interest rate hedges.

Effect of Interest rate change by	Other Interest and Other Income	Realized gain Hedge	Interest Expense	Total Income
(0.50)%	$(66,774)	—	$220,000	$153,226
1%	$133,549	—	$(440,000)	$(306,451)
2%	$267,097	139,800	$(880,000)	$(473,103)
3%	$400,646	359,800	$(1,320,000)	$(559,554)
4%	$534,194	579,800	$(1,760,000)	$(646,006)
5%	$667,743	799,800	$(2,200,000)	$(732,457)
Additionally, a change in the interest rate may affect the value of the interest rate cap and effect Net Change in Unrealized Gain (Loss) from hedging activities.  The amount of any such effect will be contingent upon market expectations for future interest rate changes.  Any increases in expected future rates will increase the value of the interest rate cap while any rate decreases will decrease the value.
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
Because the Fund currently borrows, and plans to borrow in the future, its net investment income is to a great extent dependent upon the difference between the rate at which it borrows and the rate at which it invests the amounts borrowed. Accordingly, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on the Fund’s investment activities and net investment income. The Fund attempts to limit its interest rate risk by acquiring interest rate caps, and anticipates that future borrowings will cause the Fund to choose to hedge its interest rate exposure.

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

Item 1A. Risk Factors

See item 1A - 'Risk Factors' in the Fund's 2015 Annual Report on Form 10-K for a detailed description of the risks attendant to the Fund and its business. There were no material changes to these factors during the three months ended September 30, 2016.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Prior to the Fund's commencement of operations on August 12, 2015, the Fund sold 100,000 shares to the Fund's sole shareholder, the Company, for $25,000 in July 2015.  No other shares of the Fund have been sold; however, the Fund received an additional $77.9 million of paid in capital during the period from August 12, 2015, commencement of operations, through September 30, 2016, which is expected to be used to acquire venture loans and fund operations.

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

VENTURE LENDING & LEASING VIII, INC.
(Registrant)

By:	/s/ Maurice C. Werdegar	By:	/s/ Martin D. Eng
Maurice C. Werdegar		Martin D. Eng
President and Chief Executive Officer		Chief Financial Officer
Date:	November 14, 2016	Date:	November 14, 2016

EXHIBIT INDEX

Exhibit Number	Description
31.1-32.2	Certifications pursuant to The Sarbanes-Oxley Act of 2002.