Form 10-K
period 2016-12-31
Venture Lending & Leasing VIII, Inc.
filed 2017-03-15
CIK 1642862

FORM 10-K
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended December 31, 2016
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
The number of shares outstanding of each of the issuer's classes of common stock, as of March 15, 2017 was 100,000.

Documents Incorporated by Reference

Document Description		10-K Part
Specifically Identified Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held	May 10, 2017	III

PART I.

ITEM 1.	BUSINESS
Introduction.
Venture Lending & Leasing VIII, Inc. (the “Fund”) was incorporated in Maryland on May 6, 2015, as a non-diversified, closed-end management investment company electing status as a business development company (“BDC”) under the Investment Company Act of 1940 (“1940 Act”).  The Fund is a wholly owned subsidiary of Venture Lending & Leasing VIII, LLC, a Delaware limited liability company (the “Company”).  The Fund's investment objective is to achieve superior risk-adjusted investment returns. The Fund will primarily provide debt financing to carefully selected venture capital-backed companies, generally in the form of secured loans. Secondarily, the Fund may invest in special situations, which are expected to consist principally of convertible and subordinated debt instruments of public and late-stage private companies. In most cases, the Fund will receive warrants to acquire equity securities of the companies in which the Fund invests in connection with the Fund's loans. Prior to commencing its operations on August 12, 2015, the Fund had no operations other than the sale of 100,000 shares of common stock, $0.001 par value to the Company for $25,000 in July 2015. As of December 31, 2016, the Fund meets the requirements, including diversification requirements, to qualify as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986. The Fund expects to eventually elect to be treated for federal income tax purposes as a RIC under the Internal Revenue Code (the "Code").
The Fund's shares of Common Stock, $.001 par value (“Shares”) are held entirely by the Company.  As capital is required to finance the acquisition of loans, additional capital is provided by the Company.
Investment Program.
General. The Fund’s primary investment strategy is to provide debt financing, in the form of secured loans, to carefully selected companies backed by venture capital investors, micro VC funds, strategic investors and angel investors. The Fund’s investment objective is to achieve superior risk-adjusted investment returns. The Fund may invest in special situations, including bridge financing and subordinated debt.  The Fund may also invest in direct equity investment opportunities such as convertible debt, secondary common stock purchases or other equity instruments issued by companies of diverse capitalization and creditworthiness, including, without limitation, early-stage private companies, public and later-stage private companies, and companies undergoing restructuring or recapitalization of their existing debt or equity financing.  In some instances, these companies will have been bootstrapped, without substantial equity investment from investors. This aggregate investment strategy involves a high degree of risk, including: illiquidity of portfolio investments; risk of default by borrowers, many of whom have no or little operating profit or cash flow as of the commencement of a financing transaction; interest rate risk; litigation risk; the speculative nature of investments in warrants for stock or directly in stock; and the risks involved in investing in privately-held and emerging companies. Up to 20% of the aggregate cost of all investments of the Fund (determined cumulatively over the life of the Fund) may be used for special situation investments, which are expected to consist principally of convertible and subordinated debt financing. Up to 10% of the aggregate amount of all investments of the Fund (determined cumulatively over the life of the Fund) may be used for direct equity investments (provided, however, that any amounts paid by the Fund to acquire equity securities pursuant to the receipt or exercise of warrants or stock received in connection with the Fund’s venture loans shall not be taken into account in determining whether such 10% threshold has been met). The Fund will make available significant managerial assistance through its officers to certain companies whose securities are held in the Fund’s portfolio, as described herein under the caption “Regulation.”
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
As a BDC, the Fund must invest at least 70% of its total assets in qualifying assets (“Qualifying Assets”) consisting of (a) interests in Eligible Portfolio Companies and (b) certain other assets including cash and cash equivalents. An "Eligible Portfolio Company" is a United States company that is not an investment company, as defined, or excluded from the definition of an investment company in Section 3 of the 1940 Act, and that either: (i) does not have a class of securities listed on a national securities exchange, or does have a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million; or (ii) is actively controlled by a BDC and has an affiliate of a BDC on the Eligible Portfolio Company’s Board of Directors; or (iii) has total assets of not more than $4 million and capital and surplus of not less than $2 million; or (iv) meets such other criteria as may be established by the Securities and Exchange Commission ("SEC"). Control under the 1940 Act is presumed to exist where a BDC owns more than 25% of the outstanding voting securities of the Eligible Portfolio Company. Also included in Qualifying Assets are follow-on investments in a company that met the definition of Eligible Portfolio Company at the time of the Fund’s initial investment, but subsequently does not meet such definition because it has a class of securities listed on a national securities exchange, if, at the time of the follow-on investment, the Fund (a) owns at least 50% of (i) the greatest number of equity securities of such company, including securities convertible into or exchangeable for such securities, and (ii) the greatest amount of certain debt securities of such company held by the Fund at any time during the period when such company was an Eligible Portfolio Company, and (b) is one of the twenty largest holders of record of the company’s outstanding voting securities. The Fund may invest up to 30% of its total assets in non-Qualifying Assets, including interests in companies that are not Eligible Portfolio Companies (for example, because the company’s securities are quoted on the NASDAQ Global Market (“NASDAQ”)) and Eligible Portfolio Companies as to which the Fund does not offer to make available significant managerial assistance. As of December 31, 2016, the percentage of non-qualifying investments in the Fund was 6.5%.
BDCs cannot acquire any assets other than those Qualifying Assets described in subparagraphs (1) through (8) below unless, at the time of the acquisition, the assets described in subparagraphs (1) through (8) below represent at least 70% of the value of the BDC's total assets (the “70% basket”).  Below is a general summary of Qualifying Assets in which the Fund may invest.
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

The Manager will refer to its investments in seed and start-up companies as “Early Stage” and investments in emerging growth companies and mezzanine companies as “Expansion Stage”. The Manager will seek to diversify its investments across stages. Classification of a company by stage of development involves a subjective judgment by the Manager, and it is possible that other investors or market analysts would classify a company differently than the classification used by the Fund.

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

Special Situations. The Manager may invest up to 20% of the Fund’s aggregate investments determined cumulatively over the life of the Fund in special situation investments. Such special situations could include investments targeted towards late-stage or public companies seeking additional growth capital to expand product offerings, increase market penetration or fund strategic acquisitions of other companies or technology. In these situations, the Fund would only consider investing in this special situation debt if it determined it to be of equivalent or better quality as compared to a senior secured loan made to the Fund’s more typical portfolio companies. Further, the Fund may also choose to subordinate existing outstanding debt as part of a restructuring or work-out arrangement in order to allow the company to successfully complete a transaction such as an acquisition or round of financing. There can be no assurance that the subordination will work to the benefit of the Fund. The Manager will target companies whose cash flow from operations and cash reserves are expected to service the Fund’s investment on a current basis. Investments may be structured as senior debt, convertible debt, or other debt/equity structures. In addition, special situations could include investments in a “troubled” company undergoing a restructuring or recapitalization of its existing debt or equity, and making investments in subordinated debt, providing bridge financing to a company which is in the process of raising additional private equity, planning an initial public offering or is seeking to enter into a business combination through which it would be acquired. Through December 31, 2016, no special situation investments have been made by the Fund.
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
The Fund, as a BDC, may sell its securities at a price that is below its net asset value per share, provided that a majority of the Fund's disinterested directors, or not interested parties of the Fund under Section 2(a)(19) of the Investment Act of 1940 (i.e., independent director), has determined that such sale would be in the best interests of the Fund and its shareholder and upon the approval by the holders of a majority of its outstanding voting securities, including a majority of the voting securities held by non-affiliated persons, of such policy or practice within one year of such sale.  A majority of the disinterested directors also must determine in good faith, in consultation with the underwriters of the offering if the offering is underwritten, that the price of the securities being sold is not less than a price which closely approximates market value of the securities, less any distribution discounts or commissions.  As defined in the 1940 Act, the term "majority of the outstanding voting securities" of the Fund means the vote of (i) 67% or more of the Fund's Shares present at a meeting, if the holders of more than 50% of the outstanding Shares are present or represented by proxy, or (ii) more than 50% of the Fund's outstanding Shares, whichever is less.
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
Dividends and Distributions.  The Fund intends to distribute to its shareholder all equity securities received from portfolio companies simultaneously, or shortly following, their acquisition and substantially all of its net investment income and net realized capital gains, if any, as determined for income tax purposes less appropriate reserves.  Applicable law, including provisions of the 1940 Act, may limit the amount of dividends and other distributions payable by the Fund.  Income dividends will generally be paid quarterly to shareholders of record on the last day of each preceding calendar quarter end.  Substantially all of the Fund's net capital gain (the excess of net long-term capital gain over net short-term capital loss) and net short-term capital gain, if any, will be distributed annually, or on a more frequent basis as determined by the Manager.
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
The Fund will be wholly dependent for the selection, structuring, closing and monitoring of its investments on the diligence and skill of the Manager, acting under the supervision of the Fund’s Board of Directors. Although the operating principals of the Manager have over 55 years’ of combined experience in investing in venture lending transactions and equity investments, there can be no assurance that the Fund will attain its investment objective. Furthermore, the Manager does not have substantial experience investing in special situations such as convertible and subordinated debt of public and late-stage private companies. The officers of the Manager will have primary responsibility for the selection of the companies in which the Fund will invest, the negotiation of the terms of such investments and the monitoring of such investments after they are made. Although the officers of the Manager intend to devote such time as is necessary to the affairs of the Fund, they are not required to devote full time to the management of the Fund. Furthermore, there can be no assurance that any officer will remain associated with the Manager or that, if an officer ceased to be associated with the Manager, the Manager would be able to find a qualified person or persons to fill the position.
Illiquid and Long-Term Investment.  After the fourth anniversary following the first closing of the Company's offering of membership interests, the Fund will cease to make new equity investments as well as investments in venture loans (except pursuant to commitments made before the fourth anniversary, or if applicable, the extended commitment date (up to 2 calendar quarters), following the first closing of the Company's offering of membership interest) and will distribute to its shareholder all proceeds received from principal payments and sales of: (i) reserves and expenses; (ii) principal repayments on the Fund's borrowings; (iii) amounts required to fund financing commitments entered into before such fourth anniversary, or if applicable, the extended commitment date; and (iv) any amounts paid on exercise of warrants or otherwise paid to protect the value of existing investments (including, for example, pay-to-play provisions and purchases of equity securities in “down rounds” to avoid dilution). The Fund's Articles of Incorporation provide that, on December 31, 2025, the Fund automatically will be dissolved without any action by its shareholder. From and after such dissolution, the Fund's activities will be limited to the winding-up of its affairs, the liquidation of its remaining assets and the distribution of the net proceeds thereof to its shareholder. Although the Fund generally would not make any loan with a stated maturity date later than December 31, 2025, it is possible that, due to a default by a borrower or a transaction restructuring due to a borrower's financial difficulties, such a loan may remain outstanding in whole or in part beyond its original maturity date. Furthermore, the Fund may not be able to sell warrants it receives from borrowers, or the equity securities (including those received upon exercise of warrants or conversion of debt instruments or in connection with restructuring of a troubled loan), to the extent those investments were retained by the Fund and not distributed earlier to its shareholder, for a significant period of time due to legal or contractual restrictions on resale or the absence of a liquid secondary market. As a result, the liquidation process might not be completed for a significant period after the Fund's dissolution. In addition, it is possible that, if certain of the Fund's assets are not liquidated within a reasonable time after the Fund's dissolution, the Fund may elect to make a distribution in kind of all or part of such assets to its shareholders. In such case, the shareholders would bear any expenses attendant to the liquidation of such assets.

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
Lenders will require that the Fund pledge portfolio assets as collateral for borrowings, and may require that the Company provide guarantees or other credit enhancements. The Company, however, will not pledge its assets to secure such borrowings as this could result in unrelated business taxable income to its tax-exempt members. If the Fund is unable to service the borrowings, the Fund may risk the loss of such pledged assets.
Lenders are also expected to require that the Fund agree to loan covenants limiting the Fund’s ability to incur additional debt or otherwise limiting the Fund’s flexibility, and loan agreements may provide for acceleration of the maturity of the indebtedness if certain financial tests are not met. To minimize risks associated with borrowing money at floating rates and lending money at fixed rates, the Fund may enter into interest rate hedging transactions with respect to all or any portion of the Fund’s borrowings. There can be no assurance that such interest rate hedging transactions will be available in forms acceptable to the Fund. In addition, entering into interest rate hedging transactions increases costs to the Fund. Finally, it is possible that the Fund could incur losses from being “overhedged,” which would result if the debt that was hedged is repaid faster than expected.
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
Risks Related to Cyber Security. As the Fund and its service providers reliance on technology has increased, so have the risks posed to their information systems, both internally and those used by the service providers. The Fund and its service providers are susceptible to cyber security risks that include, among other things, theft, unauthorized monitoring, release, misuse, loss, destruction or corruption of confidential and highly restricted data; denial of service attacks; unauthorized access to relevant systems; compromises to networks or devices that the Fund and its service providers use to service the Fund’s operations; or operational disruption or failures in the physical infrastructure or operating systems that support the Fund and its service providers. Cyber attacks against or security breakdowns of the Fund or its service providers may adversely impact the Fund and its shareholders, potentially resulting in, among other things, financial losses; the inability of Fund shareholders to transact business and the Fund to process transactions; inability to calculate a Portfolio’s NAV; violations of applicable privacy and other laws; regulatory fines, penalties, reputational damage, reimbursement or other compensation costs; and/or additional compliance costs. The Fund may incur additional costs for cyber security risk management and remediation purposes. In addition, cyber security risks may also impact issuers of securities in which a Portfolio invests, which may cause a Portfolio’s investment in such issuers to lose value. There can be no assurance that the Fund or its service providers will not suffer losses relating to cyber attacks or other information security breaches in the future.
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
Accounting & Disclosure Standards. Accounting, auditing, financial, and other reporting standards, practices, and disclosure requirements in countries in which the Fund may invest are not necessarily equivalent to those required under United States Generally Accepted Accounting Principles ("US GAAP"). Accordingly, less information may be available to investors.
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
Financial Market Risk. The ability of the Fund to provide an acceptable return may be adversely affected by economic factors to which the market place is subject. Additionally, market turmoil could have a deleterious effect on the Company's investors which could impede the ability to provide capital to the Fund. This could impair the Fund's ability to honor commitments to lend, pay expenses of the Fund, or repay the Fund's loans. Volatility in the global financial markets reached unprecedented levels during 2008 and 2009, and these volatile conditions continued for some period thereafter (albeit to a lesser extent) and may recur into the future. This market turmoil could have a material adverse effect on the Fund’s business and operations. The tightening of the credit markets could impair the Fund’s ability to either acquire or utilize leverage to maximize the return it achieves on investments.
It is possible that market conditions could decrease the demand for venture loans, especially where the U.S. and global economic conditions could deteriorate and remain weak for an extended period of time. Furthermore, market conditions could also adversely impact the ability of the Fund’s borrowers to meet their obligations to the Fund and the value of the Fund’s direct investments in companies. Most of the companies in which the Fund will invest will not have achieved profitability and will require substantial equity financing to satisfy their continuing growth and working capital requirements. An economic downturn could decrease the demand for such borrower’s products and technology, thereby impairing such borrower’s financial condition and its ability to raise additional equity financing from outside investors. Should these events occur, there should be an increase in borrower defaults under their obligations to the Fund, or a decrease in the value of the Fund’s direct equity investments.
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
Speculative Nature of Warrants and Equity Investments.  The value of the warrants that the Fund generally will receive and distribute to its shareholder in connection with its financing investments is dependent on the value of the equity securities for which the warrants can be exercised. The value of such warrants, direct equity investments, and equities received upon conversion of debt instruments is dependent primarily on the success of the company’s business strategy and the growth of its earnings, but also depends on general economic and equity market conditions. The prospects for achieving consistent profitability in the case of many companies in which the Fund invests are speculative. The warrants, equity securities for which the warrants can be exercised, direct equity investments, and equities received upon conversion of debt instruments generally will be restricted securities that cannot readily be sold for some period of time. If the value of the equity securities underlying a warrant does not increase above the exercise price during the life of the warrant, the Fund would permit the warrant to expire unexercised and the warrant would then have no value.
Illiquidity of Investments.  Substantially all of the Fund's portfolio investments (other than short-term investments) will consist of securities that, at the time of acquisition, are subject to restrictions on sale and for which no ready market will exist. Restricted securities cannot be sold publicly without prior agreement with the issuer to register the securities under the 1933 Act, or by selling such securities under Rule 144 or other provisions of the 1933 Act which permit only limited sales under specified conditions. Venture loans and equity investments are privately negotiated transactions, and there is no established trading market in which such loans and equity investments can be sold. Convertible and subordinated debt investments may also be privately negotiated transactions. In the case of warrants or equity securities, the Fund generally will realize the value of such securities only if the issuer is able to make an initial public offering of its shares, or enters into a business combination with another company which purchases the Fund’s warrants or equity securities or exchanges them for publicly-traded securities of the acquiror. The feasibility of such transactions depends upon the entity’s financial results as well as general economic and equity market conditions. In the past, crises in the financial markets have dramatically reduced the volume of initial public offerings and mergers and acquisitions in the market place. If such a crisis recurs, the Fund’s ability to realize liquidity through its investments would likely be impaired. Furthermore, even if the restricted warrants or equity securities owned become publicly-traded, the Fund’s ability to sell such securities may be limited by the lack (or limited nature) of a trading market for such securities. If the Fund holds material nonpublic information regarding the issuer of the securities, the Fund’s ability to sell such securities may also be limited by insider trading laws. When restricted securities are sold to the public, the Fund, under certain circumstances, may be deemed an “underwriter” or a controlling person with respect thereto for the purposes of the 1933 Act, and be subject to liabilities as such under that Act.
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

CONFLICTS OF INTEREST

Transactions with Fund VII.  The Manager also serves as the manager for Venture Lending & Leasing VII, Inc. ("Fund VII"), which is expected to continue to make new investment commitments through June 30, 2017. The Fund will invest in each portfolio company in which Fund VII invests ("Investments"), so long as prior to any such Investment, the Board of Directors of Fund VII and the Fund receive a memorandum summarizing the proposed Investment and do not object to such Investment. The amount of each Investment will be allocated between the Fund and Fund VII in accordance with the decisions of their respective Board of Directors.
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

Intercreditor Agreements. In all transactions in which the Fund and Fund VII invest or in which another lender has either invested or may later invest (or in the event a successor fund is raised, in which the Fund and the successor fund invest), it is expected that the Fund and Fund VII (or the Fund and the successor fund as the case may be) will enter into an intercreditor agreement pursuant to which the Fund and Fund VII (or the Fund and the successor fund) will cooperate in pursuing their remedies following a default by the common borrower. Generally, under such intercreditor agreements, each party would agree that its security interest would be treated in parity with the security interest of the other party, regardless of which security interest would have priority under applicable law. Accordingly, proceeds realized from the sale of any collateral or the exercise of any other creditor’s rights will be allocated between the Fund and Fund VII pro rata in accordance with the amounts of their respective investments. An exception to the foregoing arrangement would occur in situations where, for example, one of the lenders financed specific items of equipment collateral; in that case, usually the lender who financed the specific assets will have a senior lien on that asset, and the other lender will have a junior priority lien (even though they may ratably share liens of equal priority on other assets of the common borrower).
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
Effect of Borrowings.  During the first two years of the Fund's investment operations, the Management Fee was calculated with reference to the committed equity capital of the Company, regardless of when or if all of such capital is called.  Thereafter, the Management Fee is computed and paid quarterly, at an annual rate of 2.5% of the total value of the Fund's assets (including amounts derived from borrowed funds) as of the last day of each such fiscal quarter.  Therefore, decisions by the Manager to cause the Fund to borrow additional funds may increase the quarterly fees payable to the Manager.  The Fund's overall borrowing limits, however, are set by the Fund's Board of Directors in light of its fiduciary obligations.

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
Indemnification and Exculpation. The organizational documents of the Fund provide for indemnification of directors, officers, employees, advisory board members and agents (including the Manager) of the Fund, generally to the full extent permitted by applicable state law and the 1940 Act, including the advance of expenses and reasonable counsel fees. The charter of the Fund also contains a provision eliminating personal liability of a Fund director or officer to the Fund or its stockholder for money damages, subject to specified exceptions. In addition, the Fund has entered into an indemnification with its directors and officers. A successful claim for such indemnification, including payment of any expenses and counsel fees, would reduce the Fund’s assets by the amounts paid. Furthermore, Fund assets are used to obtain insurance policies that generally protect the Fund's directors and officers from personal liability of actions taken in their roles as the Fund's directors and officers.
Disinterested Directors and Advisory Board Members. The members of the Fund’s Board of Directors will overlap with the members of the Company’s advisory board, with the members of the Company’s advisory board being the same as, or a subset of, the disinterested directors of the Fund. Although the Manager expects that, given the Company’s 100% ownership of the Fund, the interests of the two entities will not diverge, it is conceivable that a conflict of interest could exist between the Fund and the Company. In addition, as compensation for services, the disinterested directors will receive an annual fee of $20,000 (plus $1,000 per meeting attended in person and an additional $10,000 for the chair of the Audit Committee), and any change to the compensation to be paid to the disinterested directors will be determined by the Nominating and Corporate Governance Committee of the Fund’s Board of Directors. Upon the liquidation of the Fund, the disinterested advisory board members will receive an annual fee in an amount determined by the Member (it is currently anticipated that such annual amount shall be $10,000). The disinterested directors and advisory board members will also be reimbursed for certain expenses.

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
The number of holders of record of the Fund's Common Stock at March 15, 2017 was 1.
The Fund has a policy of distributing securities as acquired.  The Fund values these securities at fair value at the time of acquisition in accordance with the Fund's policy on valuation detailed in Note 2 to the financial statements.  In addition, some expenses of the Company may be paid by the Fund, and will be deemed as distributions to the Company.  The Fund has established a policy of declaring dividends on a quarterly basis to the extent that taxable income of the fund less applicable reserves exceeds warrant distributions and deemed distributions.  As of December 31, 2016, the Fund had distributed $9.1 million to date to its sole shareholder, of which $0 was in cash.
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

	For the Year Ended December 31, 2016	For the Period Ended December 31, 2015*
Statement of Operations Data:
Investment income:
Interest on loans	$11,603,019	$611,757
Other interest and other income	144,326	13,167
Total investment income	11,747,345	624,924
Expenses:
Management fees	10,590,625	4,098,427
Organizational costs	—	181,096
Interest expense	1,529,710	—
Banking and professional fees	251,495	83,388
Other operating expenses	121,261	50,502
Total expenses	12,493,091	4,413,413
Net investment loss	(745,746)	(3,788,489)

Net change in unrealized loss from investments	(3,255,870)	—

Net decrease in net assets resulting from operations	$(4,001,616)	$(3,788,489)

AMOUNTS PER COMMON SHARE:
Net decrease in net assets resulting from operations	$(40.02)	$(37.88)
Weighted Average Shares Outstanding	100,000	100,000

	As of	As of
	December 31, 2016	December 31, 2015*
Balance Sheet Data:
Loans	$125,550,657	$26,231,626
Net assets	$81,071,642	$32,058,748
* From August 12, 2015, commencement of operations, through December 31, 2015

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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
Critical Accounting Policies
Critical Accounting Policies and Practices are those accounting policies and practices that are both the most important to the portrayal of the Fund's net assets and results of operations and require the most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Critical accounting estimates are accounting estimates where the nature of the estimates are material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and the impact of the estimates of the on net assets or operating performance is material.

The Manager has identified the most critical accounting policies and estimates to be the estimate of the fair value of the Fund’s loan investments. The Fund defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date; that is, an exit price. The exit price assumes the asset or liability was exchanged in an orderly transaction; it was not a forced liquidation or distressed sale. There is no secondary market for the loans made by the Fund to borrowers, hence Management determines fair value based on hypothetical market and the estimates are subject to high levels of judgment and uncertainty. The Fund’s loan investments are considered Level 3 fair value measurements in the fair value hierarchy due to the lack of observability over many of the important inputs used in determining fair value.

Critical judgments and inputs in determining the fair value of a loan include payment history, available cash and “burn rate,” revenues, net income or loss, operating results, financial strength of borrower, prospects for the borrower's raising future equity rounds, likelihood of sale or acquisition of the borrower, length of expected holding period of the loan, collateral position, the timing and amount of liquidation of collateral for loans that are experiencing significant credit deterioration and collection becomes collateral dependent as well as an evaluation of the general interest rate environment. Management has evaluated these factors and has concluded that the effect of a deterioration in the quality of the underlying collateral, increase in the size of the loan, increase in the estimated time to recovery, and increase in the hypothetical market coupon rate would have the effect of decreasing the fair value of loan investments. The risk profile of a loan changes when events occur that impact the credit analysis of the borrower and the loan. Such changes result in the fair value being adjusted from par value of the individual loan. Where the risk profile is consistent with the original underwriting, the par value of the loan often approximates fair value.

The actual value of the loans may differ from management’s estimates, which would affect net change in net assets resulting from operations as well as assets.

Results of Operations – For the year ended December 31, 2016, and the period from August 12, 2015, the commencement of operations, through December 31, 2015
The Fund did not commence operations until August 12, 2015.
Total investment income for the year ended December 31, 2016 and the period from August 12, 2015, commencement of operations, through December 31, 2015 was $11.7 million and $0.6 million, which primarily consisted of interest on venture loans outstanding. The remaining income consisted of interest and dividends on the temporary investment of cash, and other income from commitment fees and warrants. The average gross outstanding performing loans calculated on a monthly basis was $75.6 million for the year ended December 31, 2016 and on a daily basis was $11.9 million for the period from August 12, 2015, commencement of operations, through December 31, 2015. The average interest rate on gross outstanding performing loans was 15.34% and 15.62% for the same periods, respectively. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants, and new loans funded during the year.
Expenses for the year ended December 31, 2016 and period from August 12, 2015, commencement of operations, through was December 31, 2015 was $12.5 million and $4.4 million. Management fees are calculated based on the Company’s committed capital for the first two years of the Fund’s life and thereafter as a percentage of Fund assets. Management fees for the Fund was $10.6 million for the year ended December 31, 2016 and $4.1 million for the period from August 12, 2015, commencement of operations, through December 31, 2015. Until August 11, 2017, management fees will be calculated as 2.5 percent of the committed capital of the Company. Starting on August 12, 2017, management fees will be calculated as 2.5 percent of the Fund's total assets.

Total organizational costs for the year ended December 31, 2016 and the period from August 12, 2015, commencement of operations, through December 31, 2015 was $0 and $0.2 million. The banking and professional fees were $0.3 million and less than $0.1 million for the year ended December 31, 2016 and period from August 12, 2015, commencement of operations, through December 31, 2015, respectively.
Other operating expenses was $0.1 million and less than $0.1 million for the year ended December 31, 2016 and period from August 12, 2015, commencement of operations, through December 31, 2015, respectively. These expenses included director fees, custody fee, and other expenses related to the operation of the Fund.

Net investment loss for the year ended December 31, 2016 and the period from August 12, 2015, commencement of operations, through December 31, 2015, was $0.7 million and $3.8 million.
Net change in unrealized loss from investments was $3.3 million and $0 for the year ended December 31, 2016 and the period from August 12, 2015, commencement of operations, through December 31, 2015, respectively.  The unrealized loss consists of fair value adjustments taken against loans as a result of a deterioration in the companies performance.

Net decrease in net assets resulting from operations for the year ended December 31, 2016 and the period from August 12, 2015, commencement of operations, through December 31, 2015 was $4.0 million and $3.8 million. On a per share basis, the net decrease in net assets resulting from operations was $40.02 and $37.88 for the year ended December 31, 2016 and the period from August 12, 2015, commencement of operations, through December 31, 2015, respectively.
Liquidity and Capital Resources -- December 31, 2016 and 2015
The Fund is owned entirely by the Company. The Company is expected, but not required, to make further contributions to the capital of the Fund to the extent of the Company’s members’ capital commitment to the Company and excess cash balances of the Company. As of December 31, 2016 the Company had received subscriptions for capital in the amount of $423.6 million, of which $116.5 million had been called and received. As of December 31, 2016, $307.1 million of capital remains uncalled. The remaining $307.1 million in committed capital as of December 31, 2016 is due to expire in August 2020 as the five year anniversary will have passed, at which time no further capital may be called. However, the Manager is permitted to extend the Fund's investment period by up two (2) additional calendar quarters in its sole and absolute discretion.

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

The facility terminates on April 5, 2019, but can be accelerated in the event of default, such as failure by the Fund to make timely interest or principal payments. As of December 31, 2016, $53.0 million is outstanding under the facility.
As of December 31, 2016, 7.1% of the Fund’s assets consisted of cash and cash equivalents. The Fund invested its assets in venture loans during the year ended December 31, 2016 and period from August 12, 2015, commencement of operations, through December 31, 2015. Amounts disbursed under the Fund’s loan commitments were $114.2 million and $28.6 million for the year ended December 31, 2016 and the period from August 12, 2015, commencement of operations, through December 31, 2015, respectively. Net loan amounts outstanding after amortization as of December 31, 2016 and 2015 were approximately $125.6 million and $26.2 million, respectively. Unexpired unfunded commitments as of December 31, 2016 and 2015 were approximately $53.4 million and $17.7 million, respectively.

Period Ended	Cumulative Amount Disbursed	Principal Amortization	Balance Outstanding– Fair Value	Unexpired Unfunded Commitments
December 31, 2016	$142.8 million	$17.2 million	$125.6 million	$53.4 million
December 31, 2015*	$28.6 million	$2.4 million	$26.2 million	$17.7 million
* From August 12, 2015, commencement of operations, through December 31, 2015
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
As of December 31, 2016, the Fund has adequate cash reserves of $9.8 million and approximately $50.2 million in scheduled loan receivable payments over the next year.  Additionally, the Fund has access to uncalled capital of $307.1 million as a liquidity source and a borrowing base that continues to grow as we fund additional commitments.  These amounts are sufficient to meet the current commitment backlog and operational expenses of the Fund over the next year.  The Fund constantly evaluates potential future liquidity resources and demands before making additional future commitments.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Fund's business activities contain various elements of risk and interest rate and credit risk are considered the principal types of market risk. The Fund considers the management of risk essential to conducting its business and to maintaining profitability. Accordingly, the Fund's risk management procedures are designed to identify and analyze the Fund's risks, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs.
The Fund manages its market risk by maintaining a portfolio that is diverse by industry, size of investment, stage of development, and borrower. The Fund has limited exposure to public market price fluctuations as it primarily invests in private business enterprises and distributes all equity investments upon receipt to the Company.
The Fund's investments are subject to market risk based on several factors, including, but not limited to, the borrower's credit history, available cash, support of the borrower's underlying investors, "burn rate", revenue income, security interest, secondary markets for collateral, the size of the loan, term of the loan and the ability to exit via Initial Public Offering or Merger and Acquisition.
The Fund's sensitivity to changes in interest rates is regularly monitored and analyzed by measuring the characteristics of assets and liabilities. The Fund utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates. At December 31, 2016, the outstanding debt balance was $53.0 million at a weighted average floating interest rate of 0.88%, for which the Fund had an interest rate cap in place at 2.00% on $44.0 million of outstanding debt, leaving the Fund's maximum exposure to interest rate sensitivity a 1.12%, which we do not believe is material to the financial statements. The additional unhedged amount of $9.0 million has market risk for changes in interest rates. Although management believes that this measure is indicative of the Fund's sensitivity to interest rate changes, it makes estimates to adjust for potential changes in credit quality, size and composition of the balance sheet and other business developments that could affect net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

Because all of the Fund’s loans have a fixed interest rate upon funding, changes in interest rates will not directly affect interest income with regard to the portfolio of loans as of December 31, 2016, but could potentially change the Fund’s ability to originate loan commitments, acquire and renew bank facilities, and engage in other investment activities. Changes in interest rates could also affect interest rate expense, realized gain from investmentsand interest on the Fund’s short-term investments.

Based on the Fund’s Statement of Assets and Liabilities as of December 31, 2016, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in investments, borrowings, cash balances, and interest rate hedges.

Effect of Interest rate change by	Other Interest and Other Income	Realized gain Hedge	Interest Expense	Total Income
(0.50)%	$(49,109)	—	$265,000	$215,891
1%	$98,217	—	$(530,000)	$(431,783)
2%	$196,435	387,947	$(1,060,000)	$(475,618)
3%	$294,652	827,947	$(1,590,000)	$(467,401)
4%	$392,869	1,267,947	$(2,120,000)	$(459,184)
5%	$491,087	1,707,947	$(2,650,000)	$(450,966)
Additionally, a change in the interest rate may affect the value of the interest rate cap and Net change in unrealized gain (loss) from investments.  The amount of any such effect will be contingent upon market expectations for future interest rate changes.  Any increases in expected future rates will increase the value of the interest rate cap while any rate decreases will decrease the value.

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

Because the Fund currently borrows, and plans to borrow in the future, its net investment income is to a great extent dependent upon the difference between the rate at which it borrows and the rate at which it invests the amounts borrowed. Accordingly, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on the Fund’s investment activities and net investment income. The Fund attempts to limit its interest rate risk by acquiring interest rate caps, and anticipates that future borrowings will cause the Fund to hedge its interest rate exposure.

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
December 31, 2016 (Unaudited)

	Quarterly Information for the Three Months Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Investment Income:
Interest on loans	$1,458,777	$2,756,262	$3,309,737	$4,078,243
Other interest and other income	10,856	94,642	27,065	11,763
Total investment income	1,469,633	2,850,904	3,336,802	4,090,006
Expenses:
Management fees	2,647,656	2,647,656	2,647,656	2,647,657
Interest expense	—	358,165	492,293	679,252
Banking and professional fees	85,932	51,288	55,462	58,813
Other operating expenses	25,091	25,028	32,877	38,265
Total expenses	2,758,679	3,082,137	3,228,288	3,423,987
Net investment income (loss)	(1,289,046)	(231,233)	108,514	666,019

Net change in unrealized loss from investments	—	—	(2,099,506)	(1,156,364)
Net decrease in net assets resulting from operations	$(1,289,046)	$(231,233)	$(1,990,992)	$(490,345)
Amount per common share:

Net decrease in net assets resulting from operations	$(12.89)	$(2.31)	$(19.91)	$(4.90)
Weighted average shares outstanding	100,000	100,000	100,000	100,000

December 31, 2015 (Unaudited)

	Quarterly Information for the Period Ended
	September 30, 2015*	December 31, 2015*
Investment Income:
Interest on loans	$13,271	$598,486
Other interest and other income	57	13,110
Total investment income	13,328	611,596
Expenses:
Management fees	1,450,771	2,647,656
Organizational cost	181,096	—
Banking and professional fees	14,368	69,020
Other operating expenses	16,957	33,545
Total expenses	1,663,192	2,750,221
Net investment loss	(1,649,864)	(2,138,625)

Net decrease in net assets resulting from operations	$(1,649,864)	$(2,138,625)
Amount per common share:
Net decrease in net assets resulting from operations	$(16.50)	$(21.39)
Weighted average shares outstanding	$100,000	100,000

* From August 12, 2015, commencement of operations, through September 30, 2015 and December 31, 2015

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.
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
There have not been any changes in the Fund’s internal control over financial reporting identified in connection with Management’s Report that occurred during the Fund’s fiscal quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.
MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Committee of Sponsoring Organizations of the Treadway Commission 2013 ("COSO 2013") updated Internal Control - Integrated Framework. Based on our evaluation under the COSO 2013 Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.
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
Changes in Internal Controls
There were no significant changes in the Fund's internal controls or in other factors that could significantly affect these controls during the fiscal year ended December 31, 2016.

ITEM 9B.	OTHER INFORMATION
Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The following are the executive officers of the Fund.  All officers serve at the pleasure of the Fund's Board of Directors.

Name and Position With Fund	Age	Occupation During Past Five Years
Ronald W. Swenson, Chairman, and Director	72	Chairman, Chief Executive Officer, Director, and other positions for Westech Investment Advisors since 1994
Maurice C. Werdegar, President and Chief Executive Officer	52	President, Chief Executive Officer, Chief Operating Officer, Director and other positions for Westech Investment Advisors since 2001
Jay L. Cohan, Vice President, Assistant Secretary	52	Vice President, Assistant Secretary and other positions for Westech Investment Advisors since 1999
Martin D. Eng, Vice President, Chief Financial Officer, Treasurer, and Secretary	65	Vice President, Chief Financial Officer, Chief Compliance Officer, Treasurer and Secretary for Westech Investment Advisors since 2005.
David R. Wanek, Vice President	44	Vice President and other positions for Westech Investment Advisors since 2001
The information required by this item concerning the directors of the Fund and Section 16(a) compliance will be contained in the Fund's Proxy Statement filed in connection with the Annual Meeting of Shareholders to be held on May 10, 2017 (“Proxy Statement”) under the captions “Proposal 1 -- To Elect Five Directors of the Fund” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.
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

(a)	1. Index to Financial Statements and Financial Statement Schedules
Report of Independent Registered Public Accounting Firm
Statement of Assets and Liabilities as of December 31, 2016 and 2015
Statement of Operations for the year ended December 31, 2016 and for the period ended December 31, 2015
Statement of Changes in Net Assets for the year ended December 31, 2016 and for the period ended December 31, 2015
Statement of Cash Flows for the year ended December 31, 2016 and for the period ended December 31, 2015
Notes to Financial Statements
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
VENTURE LENDING & LEASING VIII, INC.
(Registrant)

By:	/S/Maurice C. Werdegar		By:	/S/Martin D. Eng
	Maurice C. Werdegar			Martin D. Eng
	President and Chief Executive Officer			Chief Financial Officer
	Date:	March 15, 2017		Date:	March 15, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	NAME	TITLE	DATE

By:	/S/ William Russell Miller	Director	March 15, 2017
William Russell Miller

By:	/S/ Arthur C. Spinner	Director	March 15, 2017
Arthur C. Spinner

By:	/S/ Ronald W. Swenson	Chairman & Director	March 15, 2017
Ronald W. Swenson

By:	/S/ Spiro Constantine Lazarakis	Director	March 15, 2017
Spiro Constantine Lazarakis

By:	/S/ Maurice C. Werdegar	President, CEO & Director	March 15, 2017
Maurice C. Werdegar

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Venture Lending & Leasing VIII, Inc.:

We have audited the accompanying statement of assets and liabilities of Venture Lending & Leasing VIII, Inc. (the "Fund"), including the schedule of investments presented in Note 3, as of December 31, 2016 and 2015, and the related statements of operations, changes in net assets and cash flows for year ended December 31, 2016 and for the period from August 12, 2015, commencement of operations, through December 31, 2015, and the financial highlights (presented in Note 11) for each of the year and period then ended. These financial statements and the financial highlights are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Fund's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of loans owned as of December 31, 2016, by correspondence with the borrowers; where replies were not received, we performed other auditing procedures. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements and financial highlights present fairly, in all material respects, the financial position of Venture Lending & Leasing VIII, Inc. as of December 31, 2016 and 2015, the results of its operations, its cash flows, and changes in its net assets for the year ended December 31, 2016 and for the period from August 12, 2015, commencement of operations, through December 31, 2015, and the financial highlights for each of the year and period then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2, the financial statements include investments valued at $125.6 million (91% of total assets) and $26.2 million (75% of total assets) as of December 31, 2016 and 2015, respectively, whose fair values have been estimated by management in the absence of readily determinable fair values. Also discussed in Note 2 is the information used by management in making these estimates.

/s/ Deloitte & Touche LLP
March 15, 2017
San Francisco, California

VENTURE LENDING & LEASING VIII, INC.
Statement of Assets and Liabilities
As of December 31, 2016 and 2015

	December 31, 2016	December 31, 2015
ASSETS
Loans, at estimated fair value
(Cost of $128,866,570 and $26,231,626)	$125,550,657	$26,231,626
Interest Rate Cap (Cost of $57,806 and $0)	117,849	—
Total Investments (Cost of $128,924,376 and $26,231,626)	125,668,506	26,231,626

Cash and cash equivalents	9,821,733	8,335,707
Other assets	2,423,464	342,488
Total assets	137,913,703	34,909,821

LIABILITIES
Borrowings under debt facility	53,000,000	—
Accrued management fees	2,647,656	2,647,656
Accounts payable and other accrued liabilities	1,194,405	203,417
Total liabilities	56,842,061	2,851,073

NET ASSETS	$81,071,642	$32,058,748

Analysis of Net Assets:

Capital paid in on shares of capital stock	$97,925,000	$38,025,000
Unrealized depreciation on investments	(3,255,870)	—
Distribution in excess of net investment income	(13,597,488)	(5,966,252)
Net assets (equivalent to $810.72 and $320.59 per share based on 100,000 shares of capital stock outstanding - See Note 6)	$81,071,642	$32,058,748

Commitments & Contingent Liabilities:
Unfunded unexpired commitments (See Note 4)	$53,437,500	$17,700,000

See notes to financial statements.

VENTURE LENDING & LEASING VIII, INC.
Statement of Operations
For the Year Ended December 31, 2016 and the Period Ended December 31, 2015*

	For the Year Ended	For the Period Ended
	December 31, 2016	December 31, 2015*
INVESTMENT INCOME:
Interest on loans	$11,603,019	$611,757
Other interest and other income	144,326	13,167
Total investment income	11,747,345	624,924

EXPENSES:
Management fees	10,590,625	4,098,427
Organizational costs	—	181,096
Interest expense	1,529,710	—
Banking and professional fees	251,495	83,388
Other operating expenses	121,261	50,502
Total expenses	12,493,091	4,413,413
Net investment loss	(745,746)	(3,788,489)

Net change in unrealized loss from investments	(3,255,870)	—
Net decrease in net assets resulting from operations	$(4,001,616)	$(3,788,489)

Amount per common share:
Net decrease in net assets resulting from operations per share	$(40.02)	$(37.88)
Weighted average shares outstanding	100,000	100,000
* From August 12, 2015, commencement of operations, through December 31, 2015

See notes to financial statements.

VENTURE LENDING & LEASING VIII, INC.
Statement of Changes In Net Assets
For the Year Ended December 31, 2016 and the Period Ended December 31, 2015*

	For the Year Ended	For the Period Ended
	December 31, 2016	December 31, 2015*
Net decrease in net assets resulting from operations:
Net investment loss	$(745,746)	$(3,788,489)
Net change in unrealized loss from investments	(3,255,870)	—
Net decrease in net assets resulting from operations	(4,001,616)	(3,788,489)

Return of capital to shareholder	(6,885,490)	(2,177,763)
Contributions from shareholder	59,900,000	38,000,000
Increase in capital transactions	53,014,510	35,822,237

Net increase in net assets	49,012,894	32,033,748

Net assets
Beginning of year/period	32,058,748	25,000

End of year/period (Undistributed net investment income of $0)	$81,071,642	$32,058,748
* From August 12, 2015, commencement of operations, through December 31, 2015

See notes to financial statements.

VENTURE LENDING & LEASING VIII, INC.
Statement of Cash Flows
For the Year Ended December 31, 2016 and the Period Ended December 31, 2015*

	For the Year Ended	For the Period Ended
	December 31, 2016	December 31, 2015*
CASH FLOWS FROM OPERATING ACTIVITIES:
Net decrease in net assets resulting from operations	$(4,001,616)	$(3,788,489)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash used in operating activities:
Net change in unrealized loss from investments	3,255,870	—
Amortization of deferred costs related to borrowing facility	248,477	—
Net increase in other assets	(1,326,437)	(342,488)
Net increase in accounts payable, other accrued
liabilities, and accrued management fees	990,988	2,851,073
Origination of loans	(114,180,000)	(28,575,000)
Principal payments on loans	11,518,023	2,343,374
Acquisition of equity securities	(6,858,458)	(2,177,763)
Net cash used in operating activities	(110,353,153)	(29,689,293)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions from shareholder	59,900,000	38,000,000
Borrowings under debt facility	53,000,000	—
Investment in interest rate cap	(64,000)	—
Payment of bank facility fees and costs	(996,821)	—
Net cash provided by financing activities	111,839,179	38,000,000
Net increase in cash and cash equivalents	1,486,026	8,310,707

CASH AND CASH EQUIVALENTS:
Beginning of year/period	8,335,707	25,000
End of year/period	$9,821,733	$8,335,707

SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE YEAR/PERIOD:
Interest	$819,222	$—
NON-CASH ACTIVITIES:
Distributions of equity securities to shareholder	$6,885,490	$2,177,763
Receipt of equity securities as repayment of loans	$27,033	$—
* From August 12, 2015, commencement of operations, through December 31, 2015

See notes to financial statements.

VENTURE LENDING & LEASING VIII, INC.
Notes to Financial Statements for the Year Ended December 31, 2016 and for the Period from August 12, 2015, commencement of operations through December 31, 2015
1. ORGANIZATION AND OPERATIONS OF THE FUND
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

The portfolio investments of the Fund primarily consist of debt financing to early and late stage venture capital backed technology companies.
2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
Basis of Accounting
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates. Certain prior year amounts have been reclassified to conform to the current year presentation. These changes had no impact on previously reported results of operations or shareholder equity.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand and money market mutual funds with maturities of 90 days or less. Money market mutual funds held as cash equivalents are valued at their most recently traded net asset value. Within cash and cash equivalents, as of December 31, 2016, the Fund held 9,821,733 units in the Blackrock Treasury Trust Institutional Fund valued at $1 per unit at a yield of 0.25%, which represents 12.11% of the net assets of the Fund.
Interest Income
Interest income on loans is recognized on an accrual basis using the effective interest method including amounts from the amortization of discounts attributable to equity securities received as part of the loan transaction.  Additionally, fees received as part of the transaction are added to the loan discount and amortized over the life of the loan.
Valuation Procedures
The Fund accounts for loans at fair value in accordance with the “Valuation Methods” below.  All valuations are determined under the direction of the Manager, in accordance with the valuation methods.
The Fund's loans are valued in connection with the issuance of its periodic financial statements, the issuance or repurchase of the Fund's shares at a price equivalent to the current net asset value per share, and at such other times as required by law.  On a quarterly basis, Management will submit to the Board a “Valuation Report” and "Valuation Notes," which details the rationale for the valuation of investments.
As of December 31, 2016 and 2015, the financial statements include nonmarketable investments of $125.6 million and $26.2 million (or approximately 91% and 75% of the total assets, respectively) with fair values determined by the Manager in the absence of readily determinable market values.  Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.  Below is the information used by the Manager in making these estimates.

Loans
The Fund defines fair value as the price that would be received to sell an asset or paid to lower a liability in an orderly transaction between market participants at the measurement date. There is no secondary market for the loans made by the Fund to borrowers; hence Management determines fair value based on hypothetical markets. Venture loans are generally held to maturity and are recorded at estimated fair value. The determination of fair value is based on a number of factors including the amount for which an investment could be exchanged in a current sale, which assumes an orderly disposition over a reasonable period other than in a forced sale. Management considers the fact that no ready market exists for substantially all of the investments held by the Fund. Management determines whether to adjust the estimated fair value of a loan based on a number of factors including but not limited to the borrower's payment history, available cash and “burn rate,” revenues, net income or loss, the likelihood that the borrower will be able to secure additional financing in the future, as well as an evaluation of the general interest rate environment. The amount of any valuation adjustment considers liquidation analysis and is determined based upon a credit analysis of the borrower and an analysis of the expected recovery from the borrower, including consideration of factors such as the nature and quality of the Fund's security interests in collateral, the estimated value of the Fund's collateral, the size of the loan, and the estimated time that will elapse before the Fund achieves a recovery. Management has evaluated these factors and has concluded that the effect of deterioration in the quality of the underlying collateral, increase in the size of the loan, increase in the estimated time to recovery, and increase in the hypothetical market coupon rate would have the effect of lowering the value of the current portfolio of loans.

Non-accrual Loans

The Fund's policy is to place a loan on non-accrual when the portfolio company is delinquent for three months on its monthly loan payment, or ceases or drastically curtails its operation and Management deems that it is unlikely that the loan will return to performing status. When a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed for the quarter in which the loan was placed on non-accrual status. Any uncollected interest related to quarters prior to when the loan was placed on non-accrual status is added to the principal balance, and the aggregate balance of the principal and interest is evaluated in accordance with the policy for valuation of loans in determining Management's best estimate of fair value. Interest received by the Fund on non-accrual loans will be recognized as interest income if and when the proceeds exceed the book value of loans.

If a borrower of a non-accrual loan resumes making regular payments and is deemed by Management to have the ability to service the loan on a sustainable basis, the loan is reclassified back to accrual or performing status. Interest that would have been accrued during the non-accrual status will be added back to the remaining payment schedule, and thus changing the effective interest rate.

As of December 31, 2016, loans with a cost basis of $4.6 million and fair value of $1.3 million were classified as non-accrual. No loans were classified as non-accrual as of December 31, 2015.
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

The remaining expected lives of warrants are based on historical experience of the average life of the warrants, as warrants are often exercised in the event of acquisitions, mergers, or initial public offerings, and terminated due to events such as bankruptcies, restructuring activities, or additional financings. These events cause the expected term to be less than the remaining contractual term of the warrants. The Fund assumed the average duration of a warrant is 3.5 years for 2016 and for the period from August 12, 2015, commencement of operations, through December 31, 2015. The effect of a hypothetical increase in the estimated initial term of the warrants used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants.

The risk-free interest rate is derived from the constant maturity tables issued by the U.S. Treasury Department. The effect of a hypothetical increase in the estimated risk-free rate used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants.

The Fund engages an independent valuation company to provide valuation assistance including an evaluation of the Fund's valuation methodology and the reasonableness of the assumptions used from the perspective of a market participant. The independent valuation company calculates several of the inputs used such as volatility and risk-free rate.

Other Assets and Liabilities

Other Assets include costs incurred in conjunction with borrowings under the Fund's debt facility and are stated at initial cost. The costs are amortized over the term of the facility.

As of December 31, 2016 and 2015, the fair values of Other Assets and Liabilities are estimated at their carrying values because of their short-term nature of these assets or liabilities.

As of December 31, 2016, based on borrowing rates available to the Fund, which are Level 2 inputs, the estimated fair value of the borrowings under the debt facility was $53.0 million. There were no borrowings for the period from August 12, 2015, commencement of operations, through December 31, 2015.

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
Deferred Bank Fees
The deferred bank fees and costs associated with the debt facility are being allocated over the estimated life of the facility, which currently is through April 5, 2019. The deferred bank fees are included in Other Assets in the Statement of Assets and Liabilities. The amortization of these costs is recorded as interest expense in the Statement of Operations.
Interest Rate Cap Agreements
The Fund has entered into interest rate cap agreements which are primarily valued on the basis of the future expected interest rates on the notional principal balance remaining, which is comparable to what a prospective acquirer would pay on the measurement date. Valuation pricing models consider inputs such as forward rates, anticipated interest rate volatility relating to the reference rate, as well as time value and other factors underlying cap instruments. The contracts are recorded at fair value in interest rate caps in the Statements of Assets and Liabilities. The changes in fair value are recorded in the Net change in unrealized gain (loss) from investments in the Statements of Operations.  The quarterly interest received on the interest rate cap contracts, if any, will be recorded in Net change in realized gain (loss) from investments in the Statements of Operations. Since inception through December 31, 2016, there has been no interest received on interest rate cap contracts.
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

In December 2016, the FASB released an ASU that makes technical changes to various sections of the Accounting Standards Codification (“ASC”), including Topic 820, Fair Value Measurement. The changes to Topic 820 are intended to clarify the difference between a valuation approach and a valuation technique. The changes to ASC 820-10-50-2 require a reporting entity to disclose, for Level 2 and Level 3 fair value measurements, a change in either both a valuation approach and a valuation technique and the reason(s) for the change. The changes to Topic 820 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. At this time, Management is evaluating the implications of the ASU and has not yet determined its impact on the financial statements and disclosures.

3.  SCHEDULE OF INVESTMENTS
As of December 31, 2016 , all loans were made to non-affiliates as follows:

	Percentage of	Estimated Fair Value	Par Value	Final
Borrowers	Net Assets	12/31/2016	12/31/2016	Maturity Date

Biotechnology
Phylagen, Inc.		$458,705	$458,705	03/01/2020
Subtotal:	0.6%	$458,705	$458,705

Computers & Storage
Canary Connect, Inc.		$1,408,716	$1,408,716	12/01/2020
Electric Objects, Inc.		346,149	346,149	09/01/2019
HyperGrid, Inc.		1,170,799	1,170,799	12/01/2019
Rigetti & Co., Inc.		3,456,371	3,456,371	01/01/2020
Subtotal:	7.9%	$6,382,035	$6,382,035

Internet
Apartment List, Inc		$1,376,349	$1,376,349	11/01/2019
Apsalar, Inc.		945,893	945,893	11/01/2019
Blitsy, Inc.		422,582	422,582	02/01/2019
CapLinked, Inc.		397,321	397,321	01/01/2019
Finrise, Inc.		222,320	222,320	09/01/2019
HEXAGRAM49, Inc.		5,000	423,906	*
Homelight, Inc.		943,900	943,900	12/01/2019
Honk Technologies, Inc.		1,396,791	1,396,791	12/01/2019
PerformLine, Inc.		857,624	857,624	06/01/2019
Placester, Inc.		2,542,991	2,542,991	10/01/2019
Playstudios, Inc.		1,166,728	1,166,728	03/01/2021
ShipBob, Inc.		468,983	468,983	01/01/2020
Spot.IM, Ltd. **		439,416	439,416	12/01/2019
Striking, Inc.		472,523	472,523	06/01/2019
Super Home, Inc.		209,758	209,758	03/01/2019
Thrive Market, Inc.		7,156,594	7,156,594	09/01/2019
Tictail, Inc.		356,102	356,102	07/01/2020
TouchofModern, Inc.		5,724,450	5,724,450	05/01/2020
Traackr, Inc.		628,107	628,107	04/01/2019
Viyet, Inc.		189,322	189,322	01/01/2019
Subtotal:	32.0%	$25,922,754	$26,341,660

Medical Devices
Anutra Medical, Inc.		$235,713	$235,713	12/01/2019
JustRight Surgical LLC		2,117,580	2,117,580	07/01/2019
Subtotal:	2.9%	$2,353,293	$2,353,293

Other Healthcare
Caredox, Inc.		$610,141	$610,141	01/01/2019
Cogito Corporation		708,757	708,757	09/01/2019
Hello Doctor, Ltd.**		141,167	141,167	03/01/2019
Hi.Q, Inc.		1,908,659	1,908,659	05/01/2020
Lean Labs, Inc.		214,224	214,224	12/01/2018
MD Revolution, Inc.		1,029,568	1,029,568	03/01/2020

	Percentage of	Estimated Fair Value	Par Value	Final
Borrowers	Net Assets	12/31/2016	12/31/2016	Maturity Date
Project Healthy Living, Inc.		777,742	777,742	12/01/2018
Skulpt, Inc.		872,416	872,416	03/01/2019
Trio Health Advisory Group, Inc.		828,757	828,757	02/01/2019
Wellist PBC, Inc.		354,443	354,443	12/01/2019
Subtotal:	9.2%	$7,445,874	$7,445,874

Other Technology
AltspaceVR, Inc.		$1,413,131	$1,413,131	12/01/2019
Asset Avenue, Inc.**		375,000	663,823	*
Astro, Inc.		322,296	322,296	09/01/2019
Automatic Labs, Inc.		2,358,518	2,358,518	12/01/2018
Candy Club Holdings, Inc.		173,491	173,491	09/01/2018
CommunityCo, LLC		241,801	241,801	03/01/2019
Daylight Solutions, Inc.		789,228	789,228	12/01/2018
Ensyn Corporation		5,248,499	5,248,499	11/01/2019
Eponym, Inc.		1,219,791	1,219,791	11/01/2019
Flo Water, Inc.		482,791	482,791	05/01/2020
Gap Year Global, Inc.		183,583	183,583	10/01/2018
Greats Brand, Inc.		459,163	459,163	12/01/2019
Hyperloop Technologies, Inc.		9,368,246	9,368,246	06/01/2019
June Life, Inc.		1,161,094	1,161,094	03/01/2020
Knockaway, Inc.		233,741	233,741	09/01/2019
Neuehouse, LLC		4,615,498	4,615,498	06/01/2019
One Financial Holdings Group, Inc.		662,491	662,491	04/01/2019
Owlet Baby Care, Inc.		855,802	855,802	03/01/2019
Plethora, Inc		2,195,301	2,195,301	03/01/2019
Rosco & Benedetto Co, Inc.		345,735	345,735	09/01/2019
See Jane Farm, Inc.		1,281,788	1,281,788	01/01/2021
Seriforge, Inc.		163,971	163,971	09/01/2018
Skully, Inc.		237,075	2,363,124	*
Street League, Inc.		348,510	348,510	07/01/2020
Terralux, Inc.		1,238,167	1,238,167	03/01/2019
Wine Plum, Inc.		1,428,346	1,428,346	09/01/2019
Subtotal:	46.1%	$37,403,057	$39,817,929

Security
Bottlenose, Inc.		$700,000	$1,182,135	*
Kryptnostic, Inc.		477,043	477,043	06/01/2019
ThinAir Labs, Inc.		1,193,325	1,193,325	02/01/2020
Subtotal:	2.9%	$2,370,368	$2,852,503

Semiconductors & Equipment
ETA Compute, Inc.		$235,020	$235,020	10/01/2019
Subtotal:	0.3%	$235,020	$235,020

Software
Addepar, Inc.		$3,736,495	$3,736,495	06/01/2018
Apptimize, Inc.		788,145	788,145	03/01/2019
Bloomboard, Inc.		1,933,735	1,933,735	08/01/2019
BlueCart, Inc.		467,675	467,675	01/01/2020
Bounce Exchange, Inc.		1,414,450	1,414,450	05/01/2020

	Percentage of	Estimated Fair Value	Par Value	Final
Borrowers	Net Assets	12/31/2016	12/31/2016	Maturity Date
Drift Marketplace, Inc.		169,143	169,143	03/01/2020
HealthPrize Technologies, LLC		231,169	231,169	12/01/2019
IntelinAir, Inc.		224,388	224,388	06/01/2019
Interset Software, Inc. **		1,192,711	1,192,711	10/01/2019
Invoice2Go, Inc.		866,019	866,019	06/01/2020
JethroData, Inc. **		1,063,724	1,063,724	10/01/2019
Mintigo, Inc. **		575,091	575,091	04/01/2020
Swift Pursuits, Inc.		444,591	444,591	04/01/2020
Swrve, Inc.		1,896,971	1,896,971	05/01/2020
Toast, Inc.***		409,136	409,136	01/01/2019
Unmetric, Inc.		334,047	334,047	02/01/2020
Workspot, Inc.		604,544	604,544	02/01/2019
Xeeva		2,391,498	2,391,498	06/01/2019
Zodiac, Inc.		720,349	720,349	07/01/2019
Subtotal:	24.0%	$19,463,881	$19,463,881

Technology Services
Ascend Consumer Finance, Inc. **		$437,702	$437,702	03/01/2019
Blazent, Inc.		1,915,129	1,915,129	01/01/2020
Blue Technologies Limited **		1,164,586	1,164,586	12/01/2019
Callisto Media, Inc.		2,385,198	2,385,198	06/01/2020
Iris.tv, Inc.		221,259	221,259	04/01/2019
ParkJockey Global, Inc.		954,941	954,941	06/01/2019
Particle Industries, Inc.		935,640	935,640	11/01/2019
PayJoy, Inc.**		463,591	463,591	08/01/2019
Sixup PBC, Inc. **		588,324	588,324	06/01/2019
TrueFacet, Inc.		704,807	704,807	08/01/2020
Zeel Networks, Inc.		934,554	934,554	08/01/2020
Subtotal:	13.2%	$10,705,731	$10,705,731

Wireless
Bluesmart, Inc.		$1,769,431	$1,769,431	09/01/2019
InVenture Capital Corporation **		1,373,749	1,373,749	09/01/2019
Juvo Mobile, Inc. **		948,131	948,131	01/01/2020
Nextivity, Inc.		5,425,716	5,425,716	06/01/2021
Parallel Wireless, Inc.		3,292,912	3,292,912	04/01/2020
Subtotal:	15.8%	$12,809,939	$12,809,939

Total Loans (Cost of $128,866,570)	154.9%	$125,550,657	$128,866,570

Interest Rate Caps (Cost of $57,806)	0.1%	117,849	64,000

Total Investments (Cost $128,924,376)	155.0%	125,668,506	128,930,570
* As of December 31, 2016, loans with a cost basis of $4.6 million and fair value of $1.3 million were classified as non-accrual. These loans have been accelerated from their original maturity and are due in their entirety. During the period for which these loans have been on non-accrual status, no interest income has been recognized.
** Indicates assets that the Fund deems “non-qualifying assets” under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of the Fund’s total assets at the time of acquisition of any additional non-qualifying assets. As of December 31, 2016, 6.5% of the Fund’s assets represented non-qualifying assets. As part of this calculation, the denominator consists of all eligible portfolio companies as defined in Section 2(a)(46); the numerator consists of total assets less the assets described in Section 55(a)(7).
***Indicates assets that are not senior loans.

As of December 31, 2015, all loans were made to non-affiliates as follows:

	Percentage of	Estimated Fair Value	Par Value	Final
Borrowers	Net Assets	12/31/2015	12/31/2015	Maturity Date

Computers & Storage
Rigetti & Co., Inc.		$702,377	$702,377	01/01/2019
Subtotal:	2.2%	$702,377	$702,377

Internet
Apartment List, Inc.		$1,362,110	$1,362,110	11/01/2019
Blitsy, Inc.		469,038	469,038	02/01/2019
CapLinked, Inc.		218,415	218,415	12/01/2018
PerformLine, Inc.		329,776	329,776	12/01/2018
Thrive Market, Inc.		4,597,636	4,597,636	09/01/2019
Viyet, Inc.		206,942	206,942	01/01/2019
Subtotal:	22.4%	$7,183,917	$7,183,917

Other Healthcare
Caredox, Inc.		$699,772	$699,772	01/01/2019
Lean Labs, Inc.		227,272	227,272	12/01/2018
Project Healthy Living, Inc.		920,053	920,053	12/01/2018
Wellist PBC, Inc.		168,014	168,014	03/01/2019
Subtotal:	6.3%	$2,015,111	$2,015,111

Other Technology
Automatic Labs, Inc.		$2,809,602	$2,809,602	12/01/2018
Candy Club Holdings, Inc.		231,448	231,448	09/01/2018
Daylight Solutions, Inc.		753,241	753,241	12/01/2018
Flo Water, Inc.		211,622	211,622	08/01/2018
Gap Year Global, Inc.		236,385	236,385	10/01/2018
Owlet Baby Care, Inc.		906,998	906,998	03/01/2019
Seriforge, Inc.		212,260	212,260	09/01/2018
Skully, Inc.		2,348,512	2,348,512	12/01/2018
Subtotal:	24.0%	$7,710,068	$7,710,068

Security
Bottlenose, Inc.		$1,364,114	$1,364,114	12/01/2018
Subtotal:	4.3%	$1,364,114	$1,364,114

Software
Addepar, Inc.		$4,762,615	$4,762,615	06/01/2018
Apptimize, Inc.		458,467	458,467	09/01/2018
Bloomboard, Inc.		910,846	910,846	08/01/2019
Toast, Inc.		466,745	466,745	01/01/2019
Subtotal:	20.6%	$6,598,673	$6,598,673

Wireless
Bluesmart, Inc.		$657,366	$657,366	09/01/2019
Subtotal:	2.0%	$657,366	$657,366

Total Loans (Cost of $26,231,626)	81.8%	$26,231,626	$26,231,626
As of December 31, 2015, no loans were classified as non-accrual and as non-qualifying assets.

4. FAIR VALUE DISCLOSURES
Loans generally are made to borrowers pursuant to commitments whereby the Fund agrees to finance assets and provide working capital up to a specified amount for the term of the commitments, upon the terms and subject to the conditions specified by such commitment.  As of December 31, 2016 and 2015, the Fund's investments in loans are primarily to companies based within the United States and are diversified among borrowers in the industries shown below.  The percentage of net assets that each industry group represents is shown with the industry totals below  (the sum of the percentages does not equal 100 percent because the percentages are based on net assets as opposed to total loans).  All loans are senior to unsecured creditors, except for Toast, Inc., while senior to unsecured creditors, is junior to other secured creditors.
The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies. These loans are generally secured by assets of the borrowers.  As a result, the Fund is generally subject to general credit risk associated with such companies. As of December 31, 2016 and 2015, the Fund had unexpired unfunded commitments to borrowers of $53.4 million and $17.7 million, respectively.

The Fund defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date; that is, an exit price. The exit price assumes the asset or liability was exchanged in an orderly transaction; it was not a forced liquidation or distressed sale.
Loan balances are summarized by borrower.  Typically a borrower's balance will be composed of several loans drawn under a commitment made by the Fund with the interest rate on each loan fixed at the time each loan is funded.  Each loan drawn under a commitment has a different maturity date and amount.  For the year ended December 31, 2016, the weighted-average interest rate on performing loans was 15.34%, which was inclusive of both cash and non-cash interest income. For the same period, the weighted-average interest rate on the cash portion of the interest income was 11.88%. For the period from August 12, 2015, commencement of operations, through December 31, 2015, the weighted-average interest rate on performing loans was 15.62%. This rate is inclusive of both cash and non-cash interest income. For the same period, the weighted-average interest rate on the cash portion of the interest income was 11.96%. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants and new loans funded during the year.
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

All loans as of December 31, 2016 were pledged as collateral for the debt facility, and the Fund's borrowings are generally collateralized by all assets of the Fund.
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
Transfer of investments between levels of the fair value hierarchy is recorded on the actual date of the event or change in circumstances that caused the transfer. There were no transfers in and out of Level 1, 2, and 3 during the year ending 2016 and the period from August 12, 2015 commencement of operations, through December 31, 2015 .
The Fund's cash equivalents were valued at the traded net asset value of the money market fund. As a result, these measurements are classified as Level 1. The Fund's investments in the interest rate cap are based on quotes from the market makers that derive fair values from market data, and therefore, are classified as Level 2.
The Fund uses estimated exit values when determining the value of its investments. Because these loan transactions are individually negotiated and unique, and there is no market in which these assets trade, the inputs for these assets, which are discussed in the Valuation Methods listed above, are classified as Level 3.
The following tables provide quantitative information about the Fund's Level 3 fair value measurements of the Fund's investments by industry as of December 31, 2016 and 2015. In addition to the techniques and inputs noted in the table below, the Fund may also use other valuation techniques and methodologies when determining its fair value measurements.

Investment Type - Level 3
Debt Investments	Fair Value at 12/31/2016	Valuation Techniques / Methodologies	Unobservable Input	Weighted Average / Amount or Range

Computers & Storage	$6,382,035	Hypothetical market analysis	Hypothetical market coupon rate	14%

Internet	$25,922,754	Hypothetical market analysis	Hypothetical market coupon rate	15%
		Liquidation	Investment Collateral	$5,000

Medical Devices	$2,353,293	Hypothetical market analysis	Hypothetical market coupon rate	17%

Other Healthcare	$7,445,874	Hypothetical market analysis	Hypothetical market coupon rate	15%

Other Technology	$37,403,057	Hypothetical market analysis	Hypothetical market coupon rate	16%
		Liquidation	Investment Collateral	$237,075-$375,000

Security	$2,370,368	Hypothetical market analysis	Hypothetical market coupon rate	13%
		Liquidation	Investment Collateral	$700,000

Software	$19,463,881	Hypothetical market analysis	Hypothetical market coupon rate	15%

Technology Services	$10,705,731	Hypothetical market analysis	Hypothetical market coupon rate	14%

Wireless	$12,809,939	Hypothetical market analysis	Hypothetical market coupon rate	13%

Other*	$693,725	Hypothetical market analysis	Hypothetical market coupon rate	15%

	$125,550,657
* Other loans, as of December 31, 2016, were comprised of companies in the Biotechnology and Semiconductors & Equipment industries.

Investment Type - Level 3
Debt Investments	Fair Value at 12/31/2015	Valuation Techniques / Methodologies	Unobservable Input	Weighted Average / Amount or Range

Computers & Storage	$702,377	Hypothetical market analysis	Hypothetical market coupon rate	14%

Internet	$7,183,917	Hypothetical market analysis	Hypothetical market coupon rate	16%

Other Healthcare	$2,015,111	Hypothetical market analysis	Hypothetical market coupon rate	16%

Other Technology	$7,710,068	Hypothetical market analysis	Hypothetical market coupon rate	16%

Security	$1,364,114	Hypothetical market analysis	Hypothetical market coupon rate	16%

Software	$6,598,673	Hypothetical market analysis	Hypothetical market coupon rate	14%

Wireless	$657,366	Hypothetical market analysis	Hypothetical market coupon rate	17%

	$26,231,626

The following table presents the balances of assets as of December 31, 2016 measured at fair value on a recurring basis:

As of December 31, 2016	Level 1	Level 2	Level 3	Total
ASSETS:
Loans*	$—	$—	$125,550,657	$125,550,657
Interest rate cap	—	117,849	—	117,849
Cash equivalents	9,821,733	—	—	9,821,733
Total assets	$9,821,733	$117,849	$125,550,657	$135,490,239
* For a detailed listing of borrowers comprising this amount, please refer to Note 3, Schedule of Investments.
The following table presents the balances of assets as of December 31, 2015 measured at fair value on a recurring basis:

As of December 31, 2015	Level 1	Level 2	Level 3	Total
ASSETS:
Loans*	$—	$—	$26,231,626	$26,231,626
Interest rate cap	—	—	—	—
Cash equivalents	8,335,707	—	—	8,335,707
Total assets	$8,335,707	$—	$26,231,626	$34,567,333
* For a detailed listing of borrowers comprising this amount, please refer to Note 3, Schedule of Investments.

The following table provides a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Year Ended December 31, 2016
	Loans	Warrants	Convertible Note
Beginning balance	$26,231,626	$—	$—
Acquisitions and originations	114,180,000	6,867,724	17,767
Principal reductions and amortization of discounts	(11,545,056)	—	—
Distributions to shareholder	—	(6,867,724)	(17,767)
Net change in unrealized loss from investments	(3,315,913)	—	—
Ending balance	$125,550,657	$—	$—
Net change in unrealized loss on investment relating to investment still held at December 31, 2016	$(3,315,913)

The following table provides a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Period Ended December 31, 2015*
	Loans	Warrants
Beginning balance	$—	$—
Acquisitions and originations	28,575,000	2,177,763
Principal reductions and amortization of discounts	(2,343,374)	—
Distributions to shareholder	—	(2,177,763)
Ending balance	$26,231,626	$—
Net change in unrealized loss on investment relating to investment still held at December 31, 2015	$—
* From August 12, 2015, commencement of operations, through December 31, 2015.
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
6.  CAPITAL STOCK
As of December 31, 2016, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding.  Total committed capital of the Company, as of December 31, 2016 and December 31, 2015 was $423.6 million and $423.6 million, respectively.  Total contributed capital to the Company through December 31, 2016 and December 31, 2015 was $116.5 million and $42.4 million, of which $97.9 million million and $38.0 million was contributed to the Fund, respectively.
The chart below shows the distributions of the Fund for the year ended December 31, 2016 and for the period from August 12, 2015, commencement of operations, through December 31, 2015.

	For the Year Ended	For the Period Ended
	December 31, 2016	December 31, 2015*
Cash distributions	$—	$—
Distributions of equity securities and convertible notes	$6,885,490	2,177,763
Total distributions to shareholder	$6,885,490	$2,177,763
* From August 12, 2015, commencement of operations, through December 31, 2015.

7. DEBT FACILITY
On April 5, 2016, the Fund has established a secured, syndicated revolving credit facility (the “Loan Agreement”) led by Wells Fargo, N.A. and MUFG Union Bank, N.A. in an initial amount of up to $150,000,000. An additional $200,000,000 is potentially available to the Fund, subject to further negotiation and credit approval, through an accordion provision contained in the Loan Agreement. Loans under the facility may be, at the option of the Fund, either a Reference Rate Loan or a LIBOR Rate Loan. A Reference Rate Loan is defined as a loan bearing interest at the highest of: (a) the Federal Funds Rate for such day plus one half of one percent (0.50%), (b) the Prime Rate, and (c) LIBOR plus one percent (1%). A LIBOR Rate Loan is defined as a Loan bearing interest at the prevailing LIBOR rate for a period equal to the applicable LIBOR Loan Period which appears on Reuters Screen LIBOR01 Page (or any applicable successor page) at approximately 11:00 a.m. (London time) two (2) Business Days prior to the first day of the applicable LIBOR Loan Period (rounded upward, if necessary, to the nearest 1/100th of 1%) ("LIBOR Rate"). As of December 31, 2016, all of the Fund’s outstanding borrowings were based on the LIBOR Rate.

The Fund will pay interest on its borrowings, and will also pay a fee on the unused portion of the facility.

The facility terminates on April 5, 2019, but can be accelerated in the event of default, such as failure by the Fund to make timely interest or principal payments. As of December 31, 2016 and 2015, $53.0 million and $0 was outstanding under the facility, respectively.

Borrowings under the facility are collateralized by receivables under loans advanced by the Fund with assignment to the financial institution, plus all of the other assets of the Fund. Under the Loan Agreement, interest is charged to the Fund based on its borrowings at, the election of the Fund, an annual rate equal to either (i) LIBOR plus 2.75% or (ii) the Reference Rate plus 1.75%. The Fund also pays an annual commitment fee under the Loan Agreement. When the Fund is using 50% or more of the maximum amount available under the Loan Agreement, the applicable commitment fee is 0.25% of the unused portion of the loan facility; otherwise, the applicable commitment fee is 0.50% of the unused portion. The Fund pays the unused line fee quarterly.

As of December 31, 2016, the LIBOR Rate is as follows:

1 Month LIBOR	0.7717%
3 Month LIBOR	0.9979%

Bank fees and other costs of $1.1 million were incurred in connection with the facility. The bank fees and other costs incurred have been capitalized and are amortized to interest expense on a straight line basis over the expected life of the facility.  As of December 31, 2016, the remaining unamortized fees and costs of $0.8 million are being amortized over the expected life of the facility, which is expected to terminate on April 5, 2019.

The facility is revolving and as such does not have a specified repayment schedule, although advances are secured by the assets of the Fund and thus repayments will be required as assets decline. The facility contains various covenants including financial covenants related to: (i) minimum debt service coverage ratio, (ii) interest coverage ratio, (iii) maximum loan loss reserves, (iv) unfunded commitment ratio, (v) Maximum Loan Loss Test and (vi) Covenant Deferral Condition. There are also various restrictive covenants, including limitations on (i) the incurrence of liens, (ii) consolidations, mergers and asset sales, and (iii) capital expenditures. As of December 31, 2016, Management believes that the Fund was in compliance with these covenants.

The following is the summary of the outstanding facility draws as of December 31, 2016:

Roll-over/Draw Date	Amount	Maturity Date*	All-In Interest Rate**
October 17, 2016	$44,000,000	1/17/2017	3.63%
October 25, 2016	$9,000,000	1/17/2017	3.64%
TOTAL OUTSTANDING	$53,000,000

* On January 17, 2017, Management rolled the $15.0 million for a 30-day LIBOR rate loan, maturing on February 17, 2017 and $38.0 million for a 90-day LIBOR rate loan, maturing on April 18, 2017.
** Inclusive of 2.75% applicable LIBOR margin plus LIBOR rate.
8. MANAGEMENT AND RELATED PARTIES
Management
As compensation for its services to the Fund, the Manager receives a management fee (“Management Fee”) computed and paid at the end of each quarter at an annual rate of 2.5 percent of the Company's committed equity capital (regardless of when or if the capital is called) as of the last day of each fiscal quarter in a two-year period commencing with the first capital closing, which took place on August 12, 2015.  Following this two-year period, Management Fees will be calculated and paid at the end of each quarter at an annual rate of 2.5 percent of the Fund's total assets (including amounts derived from borrowed funds) as of the last day of each quarter.  Management Fees of $10.6 million and $4.1 million were recognized as expenses for the year ended December 31, 2016 and for the period from August 12, 2015, commencement of operations, through December 31, 2015, respectively.
Related Parties
Certain officers and directors of the Company also serve as officers and directors of the Manager.  The Articles of Incorporation of the Fund provide for indemnification of directors, officers, employees, and agents (including the Manager) of the Fund to the full extent permitted by applicable state law and the 1940 Act, including the advance of expenses and reasonable counsel fees.  The Articles of Incorporation of the Fund also contain a provision eliminating personal liability of a Fund director or officer to the Fund or its shareholder for monetary damages for certain breaches of their duty of care. For this reason, the Fund has acquired a directors & officers insurance policy.
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
Intercreditor Agreements
In all transactions in which the Fund and Fund VII invest or those in which another lender has either invested or may later invest, it is expected that the Fund and Fund VII or the other lender will enter into an intercreditor agreement pursuant to which the Fund and Fund VII will cooperate, along with any predecessor Funds which still have a balance outstanding, in pursuing their remedies following a default by the common borrower. Generally, under such intercreditor agreements, each party would agree that its security interest would be treated in parity with the security interest of the other party, regardless of which security interest would have priority under applicable law.  Accordingly, proceeds realized from the sale of any collateral or the exercise of any other creditor's rights will be allocated between the Fund, Fund VII and any predecessor Funds as described above, pro rata in accordance with the amounts of their respective investments.  An exception to the foregoing arrangement would occur in situations where, for example, one of the lenders financed specific items of equipment collateral; in that case, usually the lender who financed the specific assets will have a senior lien on that asset, and the other lender will have a junior priority lien (even though they may ratably share liens of equal priority on other assets of the common borrower).  As a result of such intercreditor agreements, the Fund may have less flexibility in pursuing its remedies following a default than it would have had there been no intercreditor agreement, and the Fund may realize fewer proceeds.  In addition, because the Fund and Fund VII invest at the same time in the same borrower, such borrower would be required to service two loans rather than one.  Any additional administrative costs or burdens resulting there from may make the Fund a less attractive lender, and may make it more difficult for the Fund to acquire such loans.
9. INTEREST RATE CAP AGREEMENT
The Fund had entered into an interest rate cap transaction with MUFG Union Bank, N.A. to cap floating interest rates at 2.00%. The Fund entered into a second transaction with MUFG Union Bank, N.A. on October 31, 2016, also capping the floating interest rate at 2.00%. The Fund continues to adjust the notional principal amount as the outstanding balance under the debt facility changes. As of December 31, 2016, the Fund had two interest cap contracts with the notional principal amount totaling $44.0 million. The Fund paid upfront fees of $64,000, which are amortized on a straight-line basis over the life of the instrument and receives from the counterparty, payment of interest amounts above the 2.00% cap based on 90-day LIBOR. Payments, if necessary are made quarterly and will terminate on April 5, 2019. As of December 31, 2016, the 90-days LIBOR rate was 0.9979%.

The average notional amount outstanding was $9.2 million and $0 million for the year ended December 31, 2016 and 2015 , respectively.

As of December 31, 2016 and 2015, the fair value of the Fund's derivative financial instruments was as follows:

	Asset Derivatives
	December 31, 2016		December 31, 2015
Derivatives:	Statements of assets and liabilities	Fair Value	Statements of assets and liabilities	Fair Value
Interest rate cap agreement	Interest Rate Caps	$117,849	Interest Rate Caps	$—

For the year ended December 31, 2016 and for the period from August 12, 2015, the commencement of operations, through December 31, 2015, the derivative financial instruments had the following effect on the Statements of Operations:

Derivatives:	Locations on statement of operations	For the Year Ended December 31, 2016	For the Period Ended December 31, 2015*
Interest rate cap agreement	Net change in unrealized gain from investments	$60,043	$—
* From August 12, 2015, commencement of operations, through December 31, 2015.
10. TAX STATUS
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

As of December 31, 2016

Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)	Fair Value
Loans	$128,866,570	$—	$(3,315,913)	$(3,315,913)	$125,550,657
Interest Rate Cap	$—	$—	$—	$—	$—
Total	$128,866,570	$—	$(3,315,913)	$(3,315,913)	$125,550,657

As of December 31, 2015

Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)	Fair Value
Loans	$26,231,626	$—	$—	$—	$26,231,626
Interest Rate Cap	$—	$—	$—	$—	$—
Total	$26,231,626	$—	$—	$—	$26,231,626

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

Through December 31, 2016, the Fund had no undistributed earnings. Additionally, for the year ended December 31, 2016, distributions were made in excess of distributable earnings by $6.9 million. The Fund may pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce the shareholder's tax basis in its shares. Distributions in excess of the net investment income were $13.6 million and $6.0 million as of December 31, 2016 and 2015, respectively. As of December 31, 2016, the Fund had no uncertain tax positions. As of December 31, 2016, the Fund had no capital loss carry forwards.

The Fund's tax years open to examination by federal and California tax authorities are for years 2015 and forward.

11. FINANCIAL HIGHLIGHTS
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
The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Year Ended	For the Period Ended
	December 31, 2016	December 31, 2015*

Total return	(6.80)%	(29.86)%

Per share amounts:
Net asset value, beginning of year/period	$320.59	$0.25

Net investment loss	(7.46)	(37.88)
Net change in unrealized loss from investments	(32.56)	—
Net decrease in net assets resulting from operations	(40.02)	(37.88)

Return of capital to shareholder	(68.85)	(21.78)
Contributions from shareholder	599.00	380.00
Net asset value, end of year/period	$810.72	$320.59

Net assets, end of year/period	$81,071,642	$32,058,748

Ratios to average net assets:
Expenses	20.48%	23.60%
Net investment loss	(1.22)%	(20.26)%
Portfolio turn-over rate	0%	0%
Average debt outstanding**	$35,111,111	$—
*From August 12, 2015, commencement of operations, through December 31, 2015.
**For the periods through which debt was outstanding.
12. SUBSEQUENT EVENTS
The Fund evaluated subsequent events through the date the financial statements were issued and determined that no additional subsequent events had occurred that would require accrual or disclosure in the financial statements.