Form 10-Q
period 2017-03-31
Venture Lending & Leasing VIII, Inc.
filed 2017-05-15
CIK 1642862

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [x]	Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]  No [x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 15, 2017
Common Stock, $.001 par value	100,000

VENTURE LENDING & LEASING VIII, INC.
INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Statements of Assets and Liabilities (Unaudited)
As of March 31, 2017 and December 31, 2016

Condensed Statements of Operations (Unaudited)
For the three months ended March 31, 2017 and 2016

Condensed Statements of Changes in Net Assets (Unaudited)
For the three months ended March 31, 2017 and 2016

Condensed Statements of Cash Flows (Unaudited)
For the three months ended March 31, 2017 and 2016

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

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VENTURE LENDING & LEASING VIII, INC.

CONDENSED STATEMENT OF ASSETS AND LIABILITIES (UNAUDITED)
AS OF MARCH 31, 2017 AND DECEMBER 31, 2016

	March 31, 2017	December 31, 2016
ASSETS
Loans, at estimated fair value
(Cost of 181,637,443 and $128,866,570)	$180,698,866	$125,550,657
Interest Rate Cap (Cost of $51,613 and $57,806)	79,469	117,849
Total Investments (Cost of $181,689,056 and $128,924,376)	180,778,335	125,668,506

Cash and cash equivalents	11,329,398	9,821,733
Other assets	3,886,333	2,423,464
Total assets	195,994,066	137,913,703

LIABILITIES
Borrowings under debt facility	86,000,000	53,000,000
Accrued management fees	2,647,656	2,647,656
Accounts payable and other accrued liabilities	1,223,509	1,194,405
Total liabilities	89,871,165	56,842,061

NET ASSETS	$106,122,901	$81,071,642

Analysis of Net Assets:

Capital paid in on shares of capital stock	$127,925,000	$97,925,000
Unrealized depreciation on investments	(910,721)	(3,255,870)
Distribution in excess of net investment income	(20,891,378)	(13,597,488)
Net assets (equivalent to $1,061.23 and $810.72 per share based on 100,000 shares of capital stock outstanding - See Note 6)	$106,122,901	$81,071,642

Commitments & Contingent Liabilities:
Unfunded unexpired commitments (See Note 4)	$67,750,000	$53,437,500

See notes to condensed financial statements.

VENTURE LENDING & LEASING VIII, INC.

CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

	For the Three Months Ended March 31, 2017	For the Three Months Ended March 31, 2016

INVESTMENT INCOME:
Interest on loans	$5,459,513	$1,458,777
Other interest and other income	13,442	10,856
Total investment income	5,472,955	1,469,633

EXPENSES:
Management fees	2,647,656	2,647,656
Interest expense	760,220	—
Banking and professional fees	82,839	85,932
Other operating expenses	30,457	25,091
Total expenses	3,521,172	2,758,679

Net investment income (loss)	1,951,783	(1,289,046)

Net realized loss from investments	(3,246,537)	—
Net change in unrealized gain from investments	2,345,149	—
Net realized and change in unrealized loss from investments	(901,388)	—

Net increase (decrease) in net assets resulting from operations	$1,050,395	$(1,289,046)
Net increase (decrease) in net assets resulting from operations per share	$10.50	$(12.89)
Weighted average shares outstanding	100,000	100,000

See notes to condensed financial statements.

VENTURE LENDING & LEASING VIII, INC.

CONDENSED STATEMENT OF CHANGES IN NET ASSETS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

	For the Three Months Ended March 31, 2017	For the Three Months Ended March 31, 2016
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$1,951,783	$(1,289,046)
Net realized loss from investments	(3,246,537)	—
Net change in unrealized gain from investments	2,345,149	—
Net increase (decrease) in net assets resulting from operations	1,050,395	(1,289,046)

Return of capital to shareholder	(5,999,136)	(2,091,150)
Contributions from shareholder	30,000,000	35,600,000
Net increase in capital transactions	24,000,864	33,508,850

Total increase in net assets	25,051,259	32,219,804

Net assets
Beginning of period	81,071,642	32,058,648

End of period (undistributed net investment income of $0 and $0)	$106,122,901	$64,278,452

See notes to condensed financial statements.

VENTURE LENDING & LEASING VIII, INC.

CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

	For the Three Months Ended March 31, 2017	For the Three Months Ended March 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase (decrease) in net assets resulting from operations	$1,050,395	$(1,289,046)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net realized loss from investments	3,246,537	—
Net change in unrealized gain from investments	(2,345,149)	—
Amortization of deferred costs related to borrowing facility	87,037	—
Net increase in other assets	(1,543,712)	(314,294)
Net increase in accounts payable, other accrued liabilities, and accrued management fees	29,102	313,107
Origination of loans	(70,187,500)	(27,464,773)
Principal payments on loans	14,074,105	1,901,584
Acquisition of equity securities	(5,903,150)	(2,091,150)
Net cash used in operating activities	(61,492,335)	(28,944,572)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions from shareholder	30,000,000	35,600,000
Borrowings under debt facility	48,000,000	—
Repayment of debt facility	(15,000,000)	—
Net cash provided by financing activities	63,000,000	35,600,000

Net increase in cash and cash equivalents	1,507,665	6,655,428

CASH AND CASH EQUIVALENTS:
Beginning of period	9,821,733	8,335,707
End of period	$11,329,398	$14,991,135

SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE PERIOD:
Interest	$728,440	$—
NON-CASH OPERATING AND FINANCING ACTIVITIES:
Distributions of equity securities to shareholder	$5,999,136	$2,091,150
Receipt of equity securities as repayment of loans	$95,985	$—

See notes to condensed financial statements.

VENTURE LENDING & LEASING VIII, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.	ORGANIZATION AND OPERATIONS OF THE FUND
Venture Lending & Leasing VIII, Inc. (the “Fund”), was incorporated in Maryland on May 6, 2015 as a non-diversified closed-end management investment company electing status as a business development company (“BDC”) under the Investment Company Act of 1940, as amended ("1940 Act") and is managed by Westech Investment Advisors, LLC, (“Manager” or “Management”).  The Fund will be dissolved on December 31, 2025 unless an election is made to dissolve earlier by the Board of Directors of the Fund (the "Board"). One hundred percent of the stock of the Fund is held by Venture Lending & Leasing VIII, LLC (the “Company”).  Prior to commencing its operations on August 12, 2015, the Fund had no operations other than the sale to the Company of 100,000 shares of common stock, $0.001 par value for $25,000 in July 2015.  This issuance of stock was a requirement to apply for a finance lender's license from the California Commissioner of Corporations, which was obtained on August 20, 2015.

The Fund's investment objective is to achieve a superior risk adjusted return. In the Manager's opinion, the accompanying condensed interim financial statements (hereafter referred to as "financial statements") include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the three months ended March 31, 2017 are not necessarily indicative of what the results would be for a full year. These financial statements should be read in conjunction with the financial statements and the notes included in the Fund's Annual Report on Form 10-K for the period ended December 31, 2016.

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
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand and cash equivalents with maturities of 90 days or less. Included in this are money market mutual funds which are valued at their most recently traded price prior to the valuation date. Within cash and cash equivalents, as of March 31, 2017, the Fund held 11,329,398 units in the Blackrock Treasury Trust Institutional Fund at $1 per unit at a yield of 0.42%, which represents 10.68% of the net assets of the Fund.
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

The Fund's loans are valued coincident with the issuance of its periodic financial statements, the issuance or repurchase of the Fund's shares at a price equivalent to the current net asset value per share, and at such other times as required by law.  On a quarterly basis, Management will submit to the Board a "Valuation Report" and "Valuation Notes", which details the rationale for the valuation of investments.

As of March 31, 2017 and December 31, 2016, the financial statements include nonmarketable investments of $180.7 million and $125.6 million (or approximately 92% and 91% of total assets), with fair values determined by the Manager in the absence of readily determinable market values. Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Below is the information used by the Manager in making these estimates.

Loans

The Fund defines fair value as the price that would be received to sell an asset or paid to lower a liability in an orderly transaction between market participants at the measurement date. There is no secondary market for the loans made by the Fund to borrowers; hence Management determines fair value based on hypothetical markets. Venture loans are generally held to maturity and are recorded at estimated fair value. The determination of fair value is based on several factors including the amount for which an investment could be exchanged in a current sale, which assumes an orderly disposition over a reasonable period other than in a forced sale. Management also considers the fact that no ready market exists for substantially all the investments held by the Fund. Management determines whether to adjust the estimated fair value of a loan based on several factors including but not limited to the borrower's payment history, available cash and “burn rate,” revenues, net income or loss, the likelihood that the borrower will be able to secure additional financing in the future, as well as an evaluation of the general interest rate environment. The amount of any valuation adjustment considers liquidation analysis and is determined based upon a credit analysis of the borrower and an analysis of the expected recovery from the borrower, including consideration of factors such as the nature and quality of the Fund's security interests in collateral, the estimated value of the Fund's collateral, the size of the loan, and the estimated time that will elapse before the Fund achieves a recovery. Management has evaluated these factors and has concluded that together, the effect of deterioration in the quality of the underlying collateral, increase in size of loan, increase in the estimated time to recovery, and increase in the hypothetical market coupon rate would have the effect of lowering the value of the current portfolio of loans.

Non-accrual Loans

The Fund's policy is to place a loan on non-accrual status when the portfolio company is three months delinquent on monthly loan payments, or either ceases or drastically curtails its operations and Management concludes that it is unlikely that the loan will return to performing status.  When a loan is placed on non-accrual status, all interest previously accrued but not collected for the quarter is reversed.  Any uncollected interest related to quarters prior to when the loan was placed on non-accrual status is added to the principal balance, and the aggregate balance of the principal and interest is evaluated in accordance with the policy for valuation of loans in determining Management's best estimate of fair value. Interest received by the Fund on non-accrual loans will be recognized as interest income if and when the interest received exceeds the book value of the loans.
If a borrower of a non-accrual loan resumes making regular payments and Management believes that such borrower has regained the ability to service the loan on a sustainable basis, the loan is reclassified back to accrual or performing status.  Interest that would have been accrued during the non-accrual status will be added back to the remaining payment schedule causing a change inthe effective interest rate.

As of March 31, 2017, loans with a cost basis of $0.4 million and a fair value of $0.2 million have been classified as non-accrual. As of December 31, 2016, loans with a cost basis of $4.6 million and fair value of $1.3 million were classified as non-accrual.

Warrants and Equity Securities

Warrants and equity securities that are received in connection with loan transactions will be assigned a fair value at the time of acquisition. It is anticipated that such securities will be distributed by the Fund to the Company simultaneously with, or shortly following, their acquisition. Warrants are valued based on a modified Black-Scholes option pricing model which considers factors underlying stock value, expected term, volatility, and the risk-free interest rate, among other factors.
Underlying asset value is estimated based on information available, including information regarding recent rounds of funding of the portfolio company, or the publicly-quoted stock price at the end of the financial reporting period for warrants for comparable publicly-quoted securities.
Volatility, or the amount of uncertainty or risk about the size of the changes in the warrant price, is based on an index of publicly traded companies grouped by industry and which are similar in nature to the underlying portfolio companies issuing the warrant (“Industry Index”). The volatility assumption for each Industry Index is based on the average volatility for individual public companies within the portfolio company's industry for a period approximating the expected life of the warrants. A hypothetical increase in the volatility of the warrants used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants.
The remaining expected lives of warrants are based on historical experience of the average life of the warrants, as warrants are often exercised in the event of acquisitions, mergers, or initial public offerings and terminated due to events such as bankruptcies, restructuring activities, or additional financings. These events cause the expected term to be less than the remaining contractual term of the warrants. For the three months ended March 31, 2017, and 2016, the Fund assumed the average duration of a warrant is 3.5 years. The effect of a hypothetical increase in the estimated initial term of the warrants used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants.
The risk-free interest rate is derived from the constant maturity tables issued by the U.S. Treasury Department. The effect of a hypothetical increase in the estimated risk-free rate used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants.
The Fund engages an independent valuation company to provide valuation assistance with respect to the warrants received as part of loan consideration, including an evaluation of the Fund's valuation methodology and the reasonableness of the assumptions used from the perspective of a market participant. The independent valuation company also calculates several of the inputs used, such as volatility and risk-free rate.
Other Assets and Liabilities
Other Assets include costs incurred in conjunction with borrowings under the Fund's debt facility and are stated at initial cost. Those costs are capitalized and then amortized over the term of the facility.
As of March 31, 2017 and December 31, 2016, the fair values of Other Assets and Liabilities are estimated at their carrying values because of the short-term nature of these assets or liabilities.
As of March 31, 2017 and December 31, 2016, based on borrowing rates available to the Fund, the estimated fair values of the borrowings under the debt facility were $86.0 million and $53.0 million, respectively.

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

Deferred Bank Fees

The deferred bank fees and costs associated with the debt facility are included in Other Assets in the Condensed Statement of Assets & Liabilities and are being amortized over the estimated life of the facility, which currently matures on April 5, 2019. The amortization of these costs is recorded as interest expense in the Condensed Statements of Operations.

Interest Rate Cap Agreements

The Fund has entered into interest rate cap agreements which are primarily valued on the basis of the future expected interest rates on the remaining notional principal balance. This methodology is comparable to what a prospective acquirer would use in determining that amount they would pay on the measurement date. Valuation pricing models utilized to fair value the caps consider inputs such as forward rates, anticipated interest rate volatility relating to the reference rate, as well as time value and other factors underlying cap instruments. The interest rate cap contracts are recorded in the Condensed Statement of Assets & Liabilities at the calculated fair value. Subsequent changes in fair value are recorded in the Net change in unrealized gain (loss) from investments in the Condensed Statements of Operations and the quarterly interest received on the interest rate cap contracts, if any, will be recorded in Net change in realized gain (loss) from investments in the Condensed Statements of Operations. Since inception through March 31, 2017, there has been no interest received on interest rate cap contracts.

Recent Accounting Pronouncements

In December 2016, the FASB released an ASU that makes technical changes to various sections of the Accounting Standards Codification (“ASC”), including Topic 820, Fair Value Measurement. The changes to Topic 820 are intended to clarify the difference between a valuation approach and a valuation technique. The changes to ASC 820-10-50-2 require a reporting entity to disclose, for Level 2 and Level 3 fair value measurements, a change in either both a valuation approach and a valuation technique and the reason(s) for the change. The changes to Topic 820 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. As of March 31, 2017, there was no change in either or both a valuation approach and a valuation techniques in the portfolio loan investments of the Company. Management does not believe that the adoption of this guidance to have a significant impact on the Company’s financial statements.
3.    SCHEDULES OF INVESTMENTS
As of March 31, 2017, all loans were made to non-affiliates as follows (unaudited):

Borrower	Percentage of Net Assets	Estimated Fair Value 3/31/2017	Par Value 3/31/2017	Final Maturity Date

Biotechnology
Phylagen, Inc.		$442,387	$442,387	03/01/2020
Subtotal:	0.4%	$442,387	$442,387

Borrower	Percentage of Net Assets	Estimated Fair Value 3/31/2017	Par Value 3/31/2017	Final Maturity Date
Computers & Storage
Canary Connect, Inc.		$1,414,965	$1,414,965	12/01/2020
Electric Objects, Inc.		349,684	349,684	09/01/2019
HyperGrid, Inc.		1,178,802	1,178,802	12/01/2019
Rigetti & Co., Inc.		3,408,318	3,408,318	01/01/2019
Subtotal:	6.0%	$6,351,769	$6,351,769

Internet
Apartment List, Inc		$1,280,126	$1,280,126	11/01/2019
Apsalar, Inc.		886,485	886,485	11/01/2019
Blitsy, Inc.		380,131	380,131	02/01/2019
CapLinked, Inc.		355,774	355,774	01/01/2019
Finrise, Inc.		466,849	466,849	03/01/2020
Homelight, Inc.		886,970	886,970	12/01/2019
Honk Technologies, Inc.		1,410,654	1,410,654	12/01/2019
Node, Inc.		461,125	461,125	01/01/2020
PerformLine, Inc.		773,548	773,548	06/01/2019
Placester, Inc.		2,567,260	2,567,260	10/01/2019
Playstudios, Inc.		1,172,075	1,172,075	03/01/2021
Radius Intelligence, Inc.		6,874,380	6,874,380	10/01/2021
Relay Network, LLC		928,485	928,485	09/01/2020
ShipBob, Inc.		717,298	717,298	01/01/2020
Spot.IM, Ltd.**		445,850	445,850	12/01/2019
Striking, Inc.		472,454	472,454	12/01/2019
Super Home, Inc.		190,394	190,394	03/01/2019
Thrive Market, Inc.		6,618,783	6,618,783	09/01/2019
Tictail, Inc.		359,469	359,469	07/01/2020
TouchofModern, Inc.		5,470,715	5,470,715	05/01/2020
Traackr, Inc.		566,103	566,103	04/01/2019
Viyet, Inc.		399,942	399,942	06/01/2020
Subtotal:	31.7%	$33,684,870	$33,684,870

Medical Devices
Anutra Medical, Inc.		$237,197	$237,197	12/01/2019
JustRight Surgical LLC		1,951,053	1,951,053	07/01/2019
Renovia, Inc.		914,054	914,054	06/01/2020
Subtotal:	2.9%	$3,102,304	$3,102,304

Other Healthcare
Caredox, Inc.		$546,396	$546,396	01/01/2019
Clover Health Investment Corp.		17,656,798	17,656,798	04/01/2022
Cogito Corporation		713,384	713,384	09/01/2019
Hello Doctor, Ltd.**		128,815	128,815	03/01/2019
Hi.Q, Inc.		1,914,504	1,914,504	05/01/2020

Borrower	Percentage of Net Assets	Estimated Fair Value 3/31/2017	Par Value 3/31/2017	Final Maturity Date
Lean Labs, Inc.		211,025	211,025	04/01/2019
MD Revolution, Inc.		1,046,752	1,046,752	03/01/2020
Project Healthy Living, Inc.		693,183	693,183	12/01/2018
Myolex, Inc.		790,116	790,116	03/01/2019
Trio Health Advisory Group, Inc.		747,490	747,490	02/01/2019
Wellist PBC, Inc.		340,686	340,686	12/01/2019
Subtotal:	23.4%	$24,789,149	$24,789,149

Other Technology
AltspaceVR, Inc.		$1,423,251	$1,423,251	12/01/2019
Asset Avenue, Inc.**		208,406	397,983	*
Astro, Inc.		329,157	329,157	09/01/2019
Automatic Labs, Inc.		2,096,746	2,096,746	12/01/2018
Candy Club Holdings, Inc.		151,694	151,694	09/01/2018
CommunityCo, LLC		220,551	220,551	03/01/2019
Consumer Physics, Inc.**		1,650,538	1,650,538	03/01/2019
Daylight Solutions, Inc.		712,883	712,883	12/01/2018
Ensyn Corporation		4,849,019	4,849,019	11/01/2019
Eponym, Inc.		1,155,606	1,155,606	11/01/2019
ETN Media, Inc.		710,944	710,944	07/01/2020
Flo Water, Inc.		467,534	467,534	05/01/2020
Gap Year Global, Inc.		180,861	180,861	10/01/2018
Greats Brand, Inc.		450,085	450,085	12/01/2019
Heartwork, Inc.		474,240	474,240	09/01/2020
Hyperloop Technologies, Inc.		8,655,714	8,655,714	06/01/2019
June Life, Inc.		1,169,485	1,169,485	03/01/2020
Knockaway, Inc.		478,049	478,049	01/01/2020
Neuehouse, LLC		4,240,007	4,240,007	06/01/2019
Noteleaf, Inc.		1,426,308	1,426,308	09/01/2020
One Financial Holdings Group, Inc.		302,177	616,177	04/01/2019
Plenty United, Inc.		1,298,325	1,298,325	01/01/2021
Plethora, Inc		1,994,425	1,994,425	03/01/2019
Rosco & Benedetto Co, Inc.		349,387	349,387	09/01/2019
Seriforge, Inc.		144,206	144,206	09/01/2018
SkyKick, Inc.		1,385,519	1,385,519	06/01/2020
Terralux, Inc.		1,126,700	1,126,700	03/01/2019
Tri Alpha Energy, Inc.		9,031,639	9,031,639	03/01/2021
Virtuix Holdings, Inc.		698,265	698,265	07/01/2020
Wine Plum, Inc.		1,906,856	1,906,856	09/01/2019
Subtotal:	46.4%	$49,288,577	$49,792,154

Security
Identiv, Inc.**		$4,202,170	$4,202,170	08/01/2020
Kryptnostic, Inc.		436,486	436,486	06/01/2019

Borrower	Percentage of Net Assets	Estimated Fair Value 3/31/2017	Par Value 3/31/2017	Final Maturity Date
Nok Nok Labs, Inc.		595,669	595,669	12/01/2020
ThinAir Labs, Inc.		1,198,417	1,198,417	02/01/2020
Subtotal:	6.1%	$6,432,742	$6,432,742

Semiconductors & Equipment
ETA Compute, Inc.		$479,183	$479,183	10/01/2019
Subtotal:	0.4%	$479,183	$479,183

Software
Addepar, Inc.		$3,166,856	$3,166,856	06/01/2018
Apptimize, Inc.		700,968	700,968	03/01/2019
Bloomboard, Inc.		1,282,316	1,717,316	08/01/2019
BlueCart, Inc.		712,943	712,943	01/01/2020
Bounce Exchange, Inc.		1,353,605	1,353,605	04/07/2017
Drift Marketplace, Inc.		596,484	596,484	03/01/2020
Estify, Inc.		457,527	457,527	05/01/2020
HealthPrize Technologies, LLC		233,099	233,099	12/01/2019
IntelinAir, Inc.		206,423	206,423	06/01/2019
Interset Software, Inc.**		1,198,667	1,198,667	10/01/2019
Invoice2Go, Inc.		2,506,162	2,506,162	04/01/2021
JethroData, Inc.**		1,070,518	1,070,518	10/01/2019
Libre Wireless Technologies, Inc.		456,463	456,463	01/01/2020
Meta Company		2,286,514	2,286,514	06/01/2021
Mintigo, Inc.**		1,187,837	1,187,837	07/01/2020
Swift Pursuits, Inc.		688,284	688,284	04/01/2020
Swrve, Inc.		1,905,244	1,905,244	05/01/2020
Toast, Inc.***		366,391	366,391	01/01/2019
Unmetric, Inc.		338,039	338,039	02/01/2020
VenueNext, Inc.		1,337,260	1,337,260	05/01/2020
Vuemix, Inc.		228,455	228,455	11/01/2020
Workspot, Inc.		547,128	547,128	02/01/2019
Xeeva		2,336,359	2,336,359	12/01/2019
Zodiac, Inc.		680,563	680,563	07/01/2019
Subtotal:	24.4%	$25,844,105	$26,279,105

Technology Services
Akademos, Inc.***		$791,368	$791,368	08/01/2020
Ascend Consumer Finance, Inc.**		396,337	396,337	03/01/2019
Blazent, Inc.		3,195,421	3,195,421	08/01/2020
Blue Technologies Limited**		1,172,104	1,172,104	12/01/2019
Callisto Media, Inc.		3,367,562	3,367,562	09/01/2020
Dolly, Inc.		812,652	812,652	06/01/2020
FSA Store, Inc.		2,275,767	2,275,767	12/01/2020
Iris.tv, Inc.		201,468	201,468	04/01/2019

Borrower	Percentage of Net Assets	Estimated Fair Value 3/31/2017	Par Value 3/31/2017	Final Maturity Date
ParkJockey Global, Inc.		874,567	874,567	06/01/2019
Particle Industries, Inc.		944,176	944,176	11/01/2019
PayJoy, Inc.**		437,423	437,423	08/01/2019
Sixup PBC, Inc.**		539,556	539,556	06/01/2019
TrueFacet, Inc.		708,269	708,269	08/01/2020
Zeel Networks, Inc.		1,425,876	1,425,876	08/01/2020
Subtotal:	16.2%	$17,142,546	$17,142,546

Wireless
Bluesmart, Inc.		$1,634,932	$1,634,932	09/01/2019
InVenture Capital Corporation**		1,314,254	1,314,254	09/01/2019
Juvo Mobile, Inc. **		1,438,713	1,438,713	02/01/2020
Nextivity, Inc.		5,443,509	5,443,509	06/01/2021
Parallel Wireless, Inc.		3,309,826	3,309,826	04/01/2020
Subtotal:	12.4%	$13,141,234	$13,141,234

Total Loans (Cost of $181,637,443)	170.3%	$180,698,866	$181,637,443

Interest Rate Caps (Cost of $51,613)	0.1%	$79,469	$51,613

Total Investments (Cost of $181,689,056)	170.4%	$180,778,335	$181,689,056

* As of March 31, 2017, loans with a cost basis of $0.4 million and a fair value $0.2 million of have been classified as non-accrual.
** Indicates assets that the Fund deems “non-qualifying assets” under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of the Fund’s total assets at the time of acquisition of any additional non-qualifying assets. As of March 31, 2017, 8.02% of the Fund’s assets represented non-qualifying assets. As part of this calculation, the numerator consists of all eligible portfolio companies as defined in Section 2(a)(46); and the denominator consists of total assets less the assets described in Section 55(a)(7).
***Indicates assets that are not senior loans.

As of December 31, 2016, all loans were made to non-affiliates as follows:

Borrowers	Percentage of Net Assets	Estimated Fair Value 12/31/2016	Par Value 12/31/2016	Final Maturity Date

Biotechnology
Phylagen, Inc.		$458,705	$458,705	03/01/2020
Subtotal:	0.6%	458,705	458,705

Computers & Storage
Canary Connect, Inc.		$1,408,716	$1,408,716	12/01/2020
Electric Objects, Inc.		346,149	346,149	09/01/2019

Borrowers	Percentage of Net Assets	Estimated Fair Value 12/31/2016	Par Value 12/31/2016	Final Maturity Date
HyperGrid, Inc.		1,170,799	1,170,799	12/01/2019
Rigetti & Co., Inc.		3,456,371	3,456,371	01/01/2020
Subtotal:	7.9%	6,382,035	6,382,035

Internet
Apartment List, Inc		$1,376,349	$1,376,349	11/01/2019
Apsalar, Inc.		945,893	945,893	11/01/2019
Blitsy, Inc.		422,582	422,582	02/01/2019
CapLinked, Inc.		397,321	397,321	01/01/2019
Finrise, Inc.		222,320	222,320	09/01/2019
HEXAGRAM49, Inc.		5,000	423,906	*
Homelight, Inc.		943,900	943,900	12/01/2019
Honk Technologies, Inc.		1,396,791	1,396,791	12/01/2019
PerformLine, Inc.		857,624	857,624	06/01/2019
Placester, Inc.		2,542,991	2,542,991	10/01/2019
Playstudios, Inc.		1,166,728	1,166,728	03/01/2021
ShipBob, Inc.		468,983	468,983	01/01/2020
Spot.IM, Ltd. **		439,416	439,416	12/01/2019
Striking, Inc.		472,523	472,523	06/01/2019
Super Home, Inc.		209,758	209,758	03/01/2019
Thrive Market, Inc.		7,156,594	7,156,594	09/01/2019
Tictail, Inc.		356,102	356,102	07/01/2020
TouchofModern, Inc.		5,724,450	5,724,450	05/01/2020
Traackr, Inc.		628,107	628,107	04/01/2019
Viyet, Inc.		189,322	189,322	01/01/2019
Subtotal:	32.0%	$25,922,754	$26,341,660

Medical Devices
Anutra Medical, Inc.		$235,713	$235,713	12/01/2019
JustRight Surgical LLC		2,117,580	2,117,580	07/01/2019
Subtotal:	2.9%	$2,353,293	$2,353,293

Other Healthcare
Caredox, Inc.		$610,141	$610,141	01/01/2019
Cogito Corporation		708,757	708,757	09/01/2019
Hello Doctor, Ltd.**		141,167	141,167	03/01/2019
Hi.Q, Inc.		1,908,659	1,908,659	05/01/2020
Lean Labs, Inc.		214,224.00	214,224.00	12/01/2018
MD Revolution, Inc.		1,029,568	1,029,568	03/01/2020
Project Healthy Living, Inc.		777,742	777,742	12/01/2018
Skulpt, Inc.		872,416	872,416	03/01/2019
Trio Health Advisory Group, Inc.		828,757	828,757	02/01/2019
Wellist PBC, Inc.		354,443	354,443	12/01/2019
Subtotal:	9.2%	$7,445,874	$7,445,874

Borrowers	Percentage of Net Assets	Estimated Fair Value 12/31/2016	Par Value 12/31/2016	Final Maturity Date
Other Technology
AltspaceVR, Inc.		$1,413,131	$1,413,131	12/01/2019
Asset Avenue, Inc.**		375,000	663,823	*
Astro, Inc.		322,296	322,296	09/01/2019
Automatic Labs, Inc.		2,358,518	2,358,518	12/01/2018
Candy Club Holdings, Inc.		173,491	173,491	09/01/2018
CommunityCo, LLC		241,801	241,801	03/01/2019
Daylight Solutions, Inc.		789,228	789,228	12/01/2018
Ensyn Corporation		5,248,499	5,248,499	11/01/2019
Eponym, Inc.		1,219,791	1,219,791	11/01/2019
Flo Water, Inc.		482,791	482,791	05/01/2020
Gap Year Global, Inc.		183,583	183,583	10/01/2018
Greats Brand, Inc.		459,163	459,163	12/01/2019
Hyperloop Technologies, Inc.		9,368,246	9,368,246	06/01/2019
June Life, Inc.		1,161,094	1,161,094	03/01/2020
Knockaway, Inc.		233,741	233,741	09/01/2019
Neuehouse, LLC		4,615,498	4,615,498	06/01/2019
One Financial Holdings Group, Inc.		662,491	662,491	04/01/2019
Owlet Baby Care, Inc.		855,802	855,802	03/01/2019
Plethora, Inc		2,195,301	2,195,301	03/01/2019
Rosco & Benedetto Co, Inc.		345,735	345,735	09/01/2019
See Jane Farm, Inc.		1,281,788	1,281,788	01/01/2021
Seriforge, Inc.		163,971	163,971	09/01/2018
Skully, Inc.		237,075	2,363,124	*
Street League, Inc.		348,510	348,510	07/01/2020
Terralux, Inc.		1,238,167	1,238,167	03/01/2019
Wine Plum, Inc.		1,428,346	1,428,346	09/01/2019
Subtotal:	46.1%	$37,403,057	$39,817,929

Security
Bottlenose, Inc.		$700,000	$1,182,135	*
Kryptnostic, Inc.		477,043	477,043	06/01/2019
ThinAir Labs, Inc.		1,193,325	1,193,325	02/01/2020
Subtotal:	2.9%	$2,370,368	$2,852,503

Semiconductors & Equipment
ETA Compute, Inc.		$235,020	$235,020	10/01/2019
Subtotal:	0.3%	$235,020	$235,020

Software
Addepar, Inc.		$3,736,495	$3,736,495	06/01/2018
Apptimize, Inc.		788,145	788,145	03/01/2019
Bloomboard, Inc.		1,933,735	1,933,735	08/01/2019
BlueCart, Inc.		467,675	467,675	01/01/2020

Borrowers	Percentage of Net Assets	Estimated Fair Value 12/31/2016	Par Value 12/31/2016	Final Maturity Date
Bounce Exchange, Inc.		1,414,450	1,414,450	05/01/2020
Drift Marketplace, Inc.		169,143	169,143	03/01/2020
HealthPrize Technologies, LLC		231,169	231,169	12/01/2019
IntelinAir, Inc.		224,388	224,388	06/01/2019
Interset Software, Inc. **		1,192,711	1,192,711	10/01/2019
Invoice2Go, Inc.		866,019	866,019	06/01/2020
JethroData, Inc. **		1,063,724	1,063,724	10/01/2019
Mintigo, Inc. **		575,091	575,091	04/01/2020
Swift Pursuits, Inc.		444,591	444,591	04/01/2020
Swrve, Inc.		1,896,971	1,896,971	05/01/2020
Toast, Inc.***		409,136	409,136	01/01/2019
Unmetric, Inc.		334,047	334,047	02/01/2020
Workspot, Inc.		604,544	604,544	02/01/2019
Xeeva		2,391,498	2,391,498	06/01/2019
Zodiac, Inc.		720,349	720,349	07/01/2019
Subtotal:	24.0%	$19,463,881	$19,463,881

Technology Services
Ascend Consumer Finance, Inc. **		$437,702	$437,702	03/01/2019
Blazent, Inc.		1,915,129	1,915,129	01/01/2020
Blue Technologies Limited **		1,164,586	1,164,586	12/01/2019
Callisto Media, Inc.		2,385,198	2,385,198	06/01/2020
Iris.tv, Inc.		221,259	221,259	04/01/2019
ParkJockey Global, Inc.		954,941	954,941	06/01/2019
Particle Industries, Inc.		935,640	935,640	11/01/2019
PayJoy, Inc.**		463,591	463,591	08/01/2019
Sixup PBC, Inc. **		588,324	588,324	06/01/2019
TrueFacet, Inc.		704,807	704,807	08/01/2020
Zeel Networks, Inc.		934,554	934,554	08/01/2020
Subtotal:	13.2%	$10,705,731	$10,705,731

Wireless
Bluesmart, Inc.		$1,769,431	$1,769,431	09/01/2019
InVenture Capital Corporation **		1,373,749	1,373,749	09/01/2019
Juvo Mobile, Inc. **		948,131	948,131	01/01/2020
Nextivity, Inc.		5,425,716	5,425,716	06/01/2021
Parallel Wireless, Inc.		3,292,912	3,292,912	04/01/2020
Subtotal:	15.8%	$12,809,939	$12,809,939

Total Loans (Cost of $128,866,570)	154.9%	$125,550,657	$128,866,570

Interest Rate Caps (Cost of $57,806)	0.1%	$117,849	$64,000

Total Investments (Cost $128,924,376)	155.0%	$125,668,506	$128,930,570

* As of December 31, 2016, loans with a cost basis of $4.6 million and fair value of $1.3 million were classified as non-accrual. These loans have been accelerated from their original maturity and are due in their entirety. During the period for which these loans have been on non-accrual status, no interest income has been recognized.
** Indicates assets that the Fund deems “non-qualifying assets” under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of the Fund’s total assets at the time of acquisition of any additional non-qualifying assets. As of December 31, 2016, 6.5% of the Fund’s assets represented non-qualifying assets. As part of this calculation, the numerator consists of all eligible portfolio companies as defined in Section 2(a)(46); and the denominator consists of total assets less the assets described in Section 55(a)(7).
***Indicates assets that are not senior loans.
4. FAIR VALUE DISCLOSURES
Loans generally are made to borrowers pursuant to commitments whereby the Fund agrees to finance assets and provide working capital or growth up to a specified amount for the term of the commitment, upon the terms and subject to the conditions specified by such commitment. As of March 31, 2017, the Fund's investments in loans were primarily to companies based within the United States and were diversified among borrowers in the industry segments shown below.  The percentage of net assets that each industry group represents is shown with the industry totals below  (the sum of the percentages does not equal 100 percent because the percentages are based on net assets as opposed to total loans). All loans are senior to unsecured creditors and other secured creditors, except as indicated in the Schedule above. Loans to Akademos, Inc. and Toast, Inc. are subordinated to other secured creditors.

The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies. Therefore, even though these loans are generally secured by the assets of the borrowers, the Fund in most cases is subject to the credit risk of such companies.

In accordance with GAAP, the Fund defines fair value as the price that would be received to sell an asset or paid to settle a liability in an orderly transaction between market participants at the measurement date; that is, an exit price. The exit price assumes the asset or liability was exchanged in an orderly transaction; it was not a forced liquidation or distressed sale.

Loan balances are summarized by borrower.  Typically a borrower's balance will be composed of several loans drawn under a commitment made by the Fund with the interest rate on each loan fixed at the time each loan is funded. Each loan drawn under a commitment may have a different maturity date and amount.  For the three months ended March 31, 2017 and 2016, the weighted-average interest rate on performing loans was 15.10% and 15.37%, respectively. For the three months ended March 31, 2017 and 2016, the weighted-average interest rate on the cash portion of the interest income was 11.98% and 11.56%, respectively. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants and new loans funded during the period.

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

All loans as of March 31, 2017 and 2016 were pledged as collateral for the debt facility, and the Fund's borrowings are subsequently collateralized by all assets of the Fund. As of March 31, 2017 and December 31, 2016, the Fund has unexpired commitments to borrowers of $67.8 million and $53.4 million, respectively.

Valuation Hierarchy
Under the FASB Accounting Standards Codification (ASC) 820-10 Fair Value Measurements, the Fund categorizes its fair value measurements into a three-level hierarchy. The hierarchy prioritizes the inputs used by the

Fund's valuation techniques. A level is assigned to each fair value measurement based on the lowest level input that is significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are defined as follows:

Level 1	Unadjusted quoted prices for identical assets or liabilities in active markets that are accessible at the measurement date.
Level 2	Prices or valuations based on observable inputs other than quoted prices in active markets for identical assets and liabilities.
Level 3	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

Transfers of investments between levels of the fair value hierarchy are recorded on the actual date of the event or change in circumstances that caused the transfer. There were no transfers in and out of Level 1, 2, and 3 during the period ended March 31, 2017 and March 31, 2016.

The Fund's cash equivalents were valued at the traded net asset value of the money market mutual fund, and therefore, these measurements are classified as Level 1. Because the Fund’s investments in the interest rate cap are based on quotes from the market makers that derive fair values from market data, they are classified as Level 2.

The Fund uses estimated exit values when determining the value of its investments.  Because loan transactions are individually negotiated and unique, and there is no market in which these assets trade, the inputs for these assets, which are discussed in the Valuation Methods listed above, are classified as Level 3.

The following tables provide quantitative information about the Fund's Level 3 fair value measurements of its investments as of March 31, 2017 and December 31, 2016. In addition to the techniques and inputs noted in the tables below, the Fund may also use other valuation techniques and methodologies when determining its fair value measurements.

Investment Type - Level 3
Debt Investments	Fair Value at 03/31/17	Valuation Techniques / Methodologies	Unobservable Input	Weighted Average / Amount or Range

Computers & Storage	$6,351,769	Hypothetical market analysis	Hypothetical market coupon rate	14%

Internet	$33,684,870	Hypothetical market analysis	Hypothetical market coupon rate	14%

Medical Device	$3,102,304	Hypothetical market analysis	Hypothetical market coupon rate	17%

Other Healthcare	$24,789,149	Hypothetical market analysis	Hypothetical market coupon rate	15%

Other Technology	$49,288,577	Hypothetical market analysis	Hypothetical market coupon rate	16%
		Liquidation	Investment Collateral	$208,406

Security	$6,432,742	Hypothetical market analysis	Hypothetical market coupon rate	19%

Software	$25,844,105	Hypothetical market analysis	Hypothetical market coupon rate	15%

Technology Services	$17,142,546	Hypothetical market analysis	Hypothetical market coupon rate	14%

Wireless	$13,141,234	Hypothetical market analysis	Hypothetical market coupon rate	13%

Other*	$921,570	Hypothetical market analysis	Hypothetical market coupon rate	14%

	$180,698,866

* Other loans, as of March 31, 2017, were comprised of companies in the Biotechnology and Semiconductors & Equipment industries.

Investment Type - Level 3
Debt Investments	Fair Value at 12/31/2016	Valuation Techniques / Methodologies	Unobservable Input	Weighted Average / Amount or Range

Computers & Storage	$6,382,035	Hypothetical market analysis	Hypothetical market coupon rate	14%

Internet	$25,922,754	Hypothetical market analysis	Hypothetical market coupon rate	15%
		Liquidation	Investment Collateral	$5,000

Medical Devices	$2,353,293	Hypothetical market analysis	Hypothetical market coupon rate	17%

Other Healthcare	$7,445,874	Hypothetical market analysis	Hypothetical market coupon rate	15%

Other Technology	$37,403,057	Hypothetical market analysis	Hypothetical market coupon rate	16%
		Liquidation	Investment Collateral	$237,075 - $375,000

Security	$2,370,368	Hypothetical market analysis	Hypothetical market coupon rate	16%
		Liquidation	Investment Collateral	$700,000

Software	$19,463,881	Hypothetical market analysis	Hypothetical market coupon rate	15%

Technology Services	$10,705,731	Hypothetical market analysis	Hypothetical market coupon rate	14%

Wireless	$12,809,939	Hypothetical market analysis	Hypothetical market coupon rate	13%

Other*	$693,725	Hypothetical market analysis	Hypothetical market coupon rate	15%

	$125,550,657

* Other loans, as of December 31, 2016, were comprised of companies in the Biotechnology and Semiconductors & Equipment industries.

The following table presents the balances of assets as of March 31, 2017 and December 31, 2016 measured at fair value on a recurring basis:

As of March 31, 2017	Level 1	Level 2	Level 3	Total
ASSETS:
Loans*	$—	$—	$180,698,866	$180,698,866
Interest rate cap	—	79,469	—	79,469
Cash equivalents	11,329,398	—	—	11,329,398
Total	$11,329,398	$79,469	$180,698,866	$192,107,733

As of December 31, 2016	Level 1	Level 2	Level 3	Total
ASSETS:
Loans*	$—	$—	$125,550,657	$125,550,657
Interest rate cap	—	117,849	—	117,849
Cash equivalents	9,821,733	—	—	9,821,733
Total	$9,821,733	$117,849	$125,550,657	$135,490,239

*For a detailed listing of borrowers comprising this amount, please refer to Note 3, Schedules of Investments.

The following table provides a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Three Months Ended March 31, 2017
	Loans	Stock	Warrants	Convertible Note
Beginning balance	$125,550,657	$—	$—	$—
Acquisitions and originations	70,187,500	473	5,981,156	17,507
Principal reductions	(14,170,090)	—	—	—
Distributed to shareholder	—	(473)	(5,981,156)	(17,507)
Net change in unrealized gain from investments	2,377,336	—	—	—
Net realized gain from investments	(3,246,537)	—	—	—
Ending balance	$180,698,866	$—	$—	$—
Net change in unrealized loss on investments relating to investments still held at March 31, 2017	$(649,754)

	For the Three Months Ended March 31, 2016
	Loans	Stock	Warrants	Convertible Note
Beginning balance	$26,231,626	$—	$—	$—
Acquisitions and originations	27,464,773	—	2,091,150	—
Principal reductions	(1,901,584)	—	—	—
Distributed to shareholder	—	—	(2,091,150)	—
Ending balance	$51,794,815	$—	$—	$—
Net change in unrealized loss on investments relating to investments still held at March 31, 2016	$—

5.	EARNINGS PER SHARE
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
As of March 31, 2017 and December 31, 2016, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding.  Total committed capital of the Company, as of March 31, 2017 and December 31, 2016 was $423.6 million respectively. Total contributed capital to the Company through March 31, 2017 and December 31, 2016 was $154.6 million and $116.5 million, of which $127.9 million and $97.9 million was contributed to the Fund, respectively.

The chart below shows the distributions of the Fund for the three months ended March 31, 2017 and 2016.

	For the Three Months Ended March 31, 2017	For the Three Months Ended March 31, 2016
Cash distributions	$—	$—
Distributions of equity securities	$5,999,136	$2,091,150
Total distributions to shareholder	$5,999,136	$2,091,150

Final classification of the distributions as either a return of capital or a distribution of income is an annual determination made at the end of each year dependent upon the Fund's current year and cumulative earnings and profits.
7.  DEBT FACILITY
On April 5, 2016, the Fund established a secured revolving loan facility in an initial amount up tp $150,000,000, (the “Loan Agreement”) led by Wells Fargo, N.A. and MUFG Union Bank, N.A. An additional $200,000,000 is potentially available to the Fund, subject to further negotiation and credit approval, through an accordion provision contained in the Loan Agreement. Borrowings by the Fund are collateralized by all of the assets of the Fund.Loans under the facility may be, at the option of the Fund, either a Reference Rate Loan or a LIBOR Rate Loan. A Reference Rate Loan is defined as a loan bearing interest at the highest of: (a) the Federal Funds Rate for such day plus one half of one percent (0.50%), (b) the Prime Rate, and (c) LIBOR plus one percent (1%) ("Reference Rate"). A LIBOR Rate Loan is defined as a Loan bearing interest at the prevailing LIBOR rate for a period equal to the applicable LIBOR Loan Period which appears on Reuters Screen LIBOR01 Page (or any applicable successor page) at approximately 11:00 a.m. (London time) two (2) Business Days prior to the first day of the applicable LIBOR Loan Period (rounded upward, if necessary, to the nearest 1/100th of 1%) ("LIBOR Rate"). As of March 31, 2017, the Fund’s outstanding borrowings were entirely based on the LIBOR Rate.

The Fund will pay interest on its borrowings, and will also pay a fee on the unused portion of the facility.

The facility terminates on April 5, 2019, but can be accelerated in the event of default, such as failure by the Fund to make timely interest or principal payments. As of March 31, 2017 and December 31, 2016, $86.0 million and $53.0 million was outstanding under the facility, respectively.

Borrowings under the facility are collateralized by receivables under loans to portfolio companies advanced by the Fund with assignment of such receivables to the financial institution, plus all other assets of the Fund. Under the

Loan Agreement, interest is charged to the Fund based on its borrowings at, the election of the Fund, an annual rate equal to either (i) LIBOR plus 2.75% or (ii) the Reference Rate plus 1.75%. The Fund also pays an annual commitment fee under the Loan Agreement. When the Fund is using 50% or more of the maximum amount available under the Loan Agreement, the applicable commitment fee is 0.25% of the unused portion of the loan facility; otherwise, the applicable commitment fee is 0.50% of the unused portion. The Fund pays the unused line fee quarterly.

As of March 31, 2017, the LIBOR Rate is as follows:

1 Month LIBOR	0.9828%
3 Month LIBOR	1.1496%

Bank fees and other costs of $1.1 million were incurred in connection with the facility. The bank fees and other costs incurred have been capitalized and are amortized to interest expense on a straight-line basis over the expected life of the facility.  As of March 31, 2017, the remaining unamortized fees and costs of $0.7 million are being amortized over the expected life of the facility, which is expected to terminate on April 5, 2019.

The facility is revolving and as such does not have a specified repayment schedule, although advances are secured by the assets of the Fund and thus repayments will be required as assets decline. The facility contains various covenants including financial covenants related to: (i) minimum debt service coverage ratio, (ii) interest coverage ratio, (iii) maximum loan loss reserves, (iv) unfunded commitment ratio, (v) Maximum Loan Loss Test and (vi) Covenant Deferral Condition. There are also various restrictive covenants, including limitations on (i) the incurrence of liens, (ii) consolidations, mergers and asset sales, and (iii) capital expenditures. As of March 31, 2017, Management believes that the Fund was in compliance with these covenants.

The following is the summary of the outstanding facility draws as of March 31, 2017:

Roll-over/Draw Date	Amount	Maturity Date	All-In Interest Rate**
January 17, 2017	$38,000,000	4/18/2017*	3.78%
March 3, 2017	$5,000,000	6/2/2017	3.85%
March 17, 2017	$29,000,000	6/20/2017	3.90%
March 28, 2017	$12,000,000	4/18/2017*	3.73%
March 29, 2017	$2,000,000	6/20/2017	3.91%
TOTAL OUTSTANDING	$86,000,000

* On April 18, 2017, Management rolled the outstanding amount for a one month LIBOR loan, maturing on May 18, 2017.
** Inclusive of 2.75% applicable LIBOR margin plus LIBOR rate.
8. INTEREST RATE CAP AGREEMENT
The Fund had entered into an interest rate cap agreements with MUFG Union Bank, N.A. to cap floating interest rates at 2.00%. The purpose of the interest rate cap agreement is to protect the Fund against rising interest rates, as the Fund originates loans with fixed interest rates. The Fund continues to adjust the notional principal amount as the outstanding balance under the debt facility changes. As of March 31, 2017, the Fund had two interest cap contracts with the notional principal amount of $44.0 million. The Fund paid upfront fees of $64,000, which are amortized on a straight- line basis over the life of the instruments and receives from the counterparty, payment of interest amounts above the

2.00% cap based on 90-day LIBOR. Payments, if necessary, are made quarterly and will terminate on April 5, 2019. As of March 31, 2017, the 90-days LIBOR rate was 1.1496% .

The average notional amount outstanding was $44.0 million for the three months ended March 31, 2017. There were no interest caps for the three months ended March 31, 2016.

As of March 31, 2017 and December 31, 2016 , the fair value of the Fund's derivative financial instruments was as follows:

	Asset Derivatives
	March 31, 2017		December 31, 2016
Derivatives:	Location on Condensed Statement of Assets and Liabilities	Fair Value	Location on Condensed Statements of Assets and Liabilities	Fair Value
Interest rate cap agreement	Interest Rate Caps	$79,469	Interest Rate Caps	$117,849

For the three months ended March 31, 2017 and 2016, the derivative financial instruments had the following effect on the Condensed Statements of Operations:

	Asset Derivatives
		For the Three Months Ended
Derivatives:	Location on Condensed Statement of Operations	March 31, 2017	March 31, 2016
Interest rate cap agreement	Net change in unrealized gain from investments	$(32,187)	$—
9. Tax Status
The Fund intends to be treated as a Regulated Investment Company ("RIC") under Subchapter M of the Internal Revenue Code (the "Code") and operates in a manner to qualify for the tax treatment applicable to RICs. Failing to maintain at least 70% of total assets in "qualifying assets" will result in the loss of BDC status, resulting in losing its favorable tax treatment as a RIC. As of March 31, 2017, the Fund has met the BDC and RIC requirements.

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

As of March 31, 2017

Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)	Fair Value
Loans	181,637,443	$—	(938,577)	$(938,577)	$180,698,866
Interest Rate Cap	$51,613	$27,856	$—	$27,856	$79,469
Total	$181,689,056	$27,856	$(938,577)	$(910,721)	$180,778,335

As of December 31, 2016

Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)	Fair Value
Loans	$128,866,570	$—	$(3,315,913)	$(3,315,913)	$125,550,657
Interest Rate Cap	$57,806	$60,043	$—	$60,043	$117,849
Total	$128,924,376	$60,043	$(3,315,913)	$(3,255,870)	$125,668,506

Dividends from net investment income and distributions from net realized capital gains are determined in accordance with U.S. federal income tax regulations, which may differ from those amounts determined in accordance with Generally Accepted Accounting Principles in the United States of America ("GAAP"). These book/tax differences are either temporary or permanent in nature. To the extent these differences are permanent, they are charged or credited to paid-in-capital or accumulated net realized gain (loss), as appropriate, in the period that the differences arise. Temporary and permanent differences are primarily attributable to differences in the tax treatment of certain loans and the tax characterization of income and non-deductible expenses. These differences are generally determined in conjunction with the preparation of the Fund's annual RIC tax return.

Book and tax basis differences relating to shareholder dividends and distributions and other permanent book and tax differences are reclassified among the Fund's capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from GAAP.

Through March 31, 2017, the Fund had no undistributed earnings. Additionally, for the three months ended March 31, 2017, total distributions made exceeded distributable earnings by approximately $6.0 million. The Fund has the discretion to pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce the shareholder's tax basis in its shares. As of March 31, 2017, the Fund had no uncertain tax positions. As of March 31, 2017, the Fund had no capital loss carry forwards.

The Fund's tax years are open to examination by federal tax authorities and California tax authorities for the years 2015 and forward.

10. FINANCIAL HIGHLIGHTS

Accounting principles generally accepted in the United States of America require disclosure of financial highlights of the Fund for the three months ended for the three months ended March 31, 2017 and 2016. The total rate of return is defined as the return based on the change in value during the period of a theoretical investment made at the beginning of the period.  The total rate of return assumes a constant rate of return for the Fund during the period reported and weights each cash flow by the amount of time held in the Fund.  This required methodology differs from an internal rate of return.

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

The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Three Months Ended March 31, 2017	For the Three Months Ended March 31, 2016

Total return **	1.11%	(2.78)%

Per share amounts:
Net asset value, beginning of period	$810.72	$320.59
Net investment income (loss)	19.52	(12.89)
Net change in unrealized loss from investments	(9.02)	—
Net decrease in net assets from operations	10.50	(12.89)
Return of capital to shareholder	(59.99)	(20.91)
Contributions from shareholder	300.00	356.00

Net asset value, end of period	$1,061.23	$642.79

Net assets, end of period	$106,122,901	$64,278,552

Ratios to average net assets:

Expenses*	14.53%	23.06%
Net investment Income (loss)*	8.05%	(10.78)%
Portfolio Turn-over rate	0%	0%
Average debt outstanding	$64,750,000	$—
* Annualized
** Total return amounts presented above are not annualized.

11. SUBSEQUENT EVENTS
The Fund evaluated subsequent events through the date the financial statements were issued and determined that no additional subsequent events had occurred that would require accrual or disclosure in the financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

In addition to the historical information contained herein, the information in this Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the securities laws.  These forward-looking statements reflect the current view of the Fund with respect to future events and financial performance and are subject to several risks and uncertainties, many of which are beyond the Fund's control.  All statements, other than statements of historical facts included in this report, regarding the strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives of the Fund are forward-looking statements.  When used in this report, the words “will”, “believe”, “anticipate”, “intend”, “estimate”, “expect”, “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.  All forward-looking statements speak only as of the date of this report.  The Fund does not undertake any obligation to update or revise publicly any forward-looking statements, whether resulting from new information, future events or otherwise.

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

The Fund is a financial services company providing financing and advisory services to a variety of carefully selected venture-backed companies primarily throughout the United States with a focus on growth oriented companies. The Fund's portfolio is well diversified and consists of companies in the communications, information services, media, and technology, including software and technology-enabled business services, bio-technology, and medical devices industry sectors, among others.  The Fund's capital is generally used by its portfolio companies to finance acquisitions of fixed assets and working capital.  On August 31, 2015, the Fund completed its first closing of capital contributions. On September 1, 2015, the Fund made its first investments, and became a non-diversified, closed-end investment company that elected to be treated as a business development company under the Investment Company Act of 1940.  The Fund elected to be treated for federal income tax purposes as a Regulated Investment Company ("RIC") under the Internal Revenue Code ("Code") with the filing of its 2016 tax return.  Pursuant to this election, the Fund generally will not have to pay corporate-level taxes on any income it distributes to the Company as dividends, allowing the Company to substantially reduce or eliminate its corporate-level tax liability.

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

The Fund's investment objective is to achieve superior risk adjusted investment returns.  The Fund seeks to achieve its investment objective by providing debt financing to portfolio companies.  Since inception, the Fund's investing activities have focused primarily on private debt securities.  The Fund generally receives warrants to acquire equity securities in connection with its portfolio investments.  It is anticipated that such warrants will be distributed by the

Fund to the Company simultaneously with, or shortly following, their acquisition.  The Fund also has guidelines for the percentages of total assets which will be invested in different types of assets.

The portfolio investments of the Fund will primarily consist of debt financing to venture capital backed technology companies.  The borrower's ability to repay its loans may be adversely impacted by a variety of factors and, as a result, the loan may not be fully be repaid.  Furthermore, the Fund's security interest in any collateral over the borrower's assets may be insufficient to make up any shortfall in payments.

 Transactions with Venture Lending & Leasing VII, Inc. (“Fund VII”)

The Manager also serves as investment manager for Fund VII, which is expected to continue to make new investment commitments through June 30, 2017. The Fund will invest in each portfolio company in which Fund VII invests , so long as prior to any such investment, the Board of Directors of Fund VII and the Fund receive a memorandum summarizing the proposed investment and do not object to such investment. The amount of each investment will be allocated between the Fund and Fund VII in accordance with the decisions of their respective Board of Directors.

To the extent that clients, other than Fund VII, advised by the Manager (but in which the Manager has no proprietary interest) invest in opportunities available to the Fund, the Manager will allocate such opportunities among the Fund and such other clients in a manner deemed fair and equitable considering all the circumstances in accordance with procedures approved by the Fund's Board (including a majority of the disinterested directors).

Critical Accounting Policies
Critical Accounting Policies and Practices are those accounting policies and practices that are both the most important to the portrayal of the Fund's net assets and results of operations and require the most difficult, subjective or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain. Critical accounting estimates are accounting estimates where the nature of the estimates are material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and the impact of the estimates on net assets or operating performance is material.
The Manager has identified the most critical accounting policies and estimates to be the estimate of the fair value of the Fund’s loan investments. In accordance with GAAP, the Fund defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date; that is, an exit price. The exit price assumes the asset or liability was exchanged in an orderly transaction; it was not a forced liquidation or distressed sale. There is no secondary market for the loans made by the Fund to borrowers, hence Management determines fair value based on hypothetical market and the estimates are subject to high levels of judgment and uncertainty. The Fund’s loan investments are considered Level 3 fair value measurements in the fair value hierarchy due to the lack of observability over many of the important inputs used in determining fair value.
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

Results of Operations - For the three months ended March 31, 2017 and 2016

Total investment income for the three months ended March 31, 2017 and 2016 was $5.5 million and $1.5 million, which primarily consisted of interest on the venture loans outstanding. The remaining income consisted of interest and dividends on the temporary investment of cash and forfeited commitment fees and warrants. The income was primarily driven by the level of average loans outstanding for the three months ended March 31, 2017 and 2016 of $144.6 million and $38.0 million, respectively.

Management fees are calculated based on the Company’s committed capital for the first two years of the Fund’s life and thereafter as a percentage of Fund assets. Management fees were $2.6 million for the three months ended March 31, 2017 and 2016 . Until August 11, 2017, management fees will be calculated as 2.5 percent of the committed capital of the Company. Starting on August 12, 2017, management fees will be calculated as 2.5 percent of the Fund's total assets.

Interest expense was $0.8 million and $0 for the three months ended March 31, 2017 and 2016, respectively. Interest expense was comprised of amounts related to interest on debt amounts drawn down, unused line fees and amounts amortized from deferred fees incurred in conjunction with the debt line. No debt was outstanding for the three months ended March 31, 2016 because the debt facility was established in April 2016.

The banking and professional fees were less than $0.1 million for the three months ended March 31, 2017 and 2016, respectively. The banking and professional fees were comprised of legal, audit, banking and other professional fees.

Total other operating expenses were less than $0.1 million for the three months ended March 31, 2017 and 2016, respectively.

Net investment income gain (loss) for the three months ended March 31, 2017 and 2016, was $2.0 million and $(1.3) million, respectively.

Total net realized loss from investments was $(3.2) million and $0 for the three months ended  March 31, 2017 and 2016, respectively.

Net change in unrealized loss from investments was $2.3 million and $0 for the three months ended  March 31, 2017 and 2016, respectively. The unrealized loss consists of fair market value adjustments to loans and interest rate cap.

Net increase (decrease) in net assets resulting from operations for the three months ended March 31, 2017 and 2016, was $1.1 million and $(1.3) million, respectively. On a per share basis, the net decrease in net assets resulting from operations was $10.50 and $(12.89), respectively.

Liquidity and Capital Resources – March 31, 2017 and December 31, 2016

Total capital contributed to the Fund was $127.9 million and $97.9 million as of March 31, 2017 and December 31, 2016, respectively. Committed capital to the Company as of March 31, 2017 and December 31, 2016 was $423.6 million, of which $154.6 million and $116.5 million had been called as of March 31, 2017 and December 31, 2016, respectively.  The remaining $269.0 million of committed capital outstanding as of March 31, 2017 expires on the Fund's fifth anniversary, August 20, 2020 after which time no further capital can be called. However, the Management is permitted to extend the Fund's investment period by up to two (2) additional calendar quarters in its sole and absolute discretion.

On April 5, 2016, the Fund established the “Loan Agreement” led by Wells Fargo Bank, N.A. and MUFG Union Bank, N.A. in an initial amount of up to $150,000,000. Borrowings by the Fund are collateralized by all the assets of the Fund. Loans under the facility may be, at the option of the Fund, either a Reference Rate Loan or a LIBOR Rate Loan. The Fund will pay interest on its borrowings, and will also pay a fee on the unused portion of the facility.

The facility terminates on April 5, 2019, but can be accelerated in the event of default, such as failure by the Fund to make timely interest or principal payments. As of March 31, 2017, $86.0 million is outstanding under the facility.

As of March 31, 2017 and December 31, 2016, 5.8% and 7.1%, respectively, of the Fund's assets consisted of cash and cash equivalents.  For the three months ended March 31, 2017, the Fund invested its assets in entirely in venture loans and disbursed under the Fund's loan commitments approximately $70.1 million.  Net loan amounts outstanding after amortization increased by approximately $55.1 million for the same period. Unexpired, unfunded commitments totaled approximately $67.8 million as of March 31, 2017.

As of	Cumulative Amount Disbursed	Principal Reductions and Fair Market Adjustments	Balance Outstanding - Fair Value	Unexpired Unfunded Commitments
March 31, 2017	$ 212.9 million	$32.2 million	$180.7 million	$67.8 million
December 31, 2016	$142.8 million	$17.2 million	$125.6 million	$53.4 million

Because venture loans are privately negotiated transactions, investments in these assets are relatively illiquid.  It is the Management's experience that not all unfunded commitments will be used by borrowers.

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

As of March 31, 2017, the Fund has adequate cash reserves of $11.3 million and approximately $63.3 million in scheduled receivable payments over the next twelve months. Additionally the Fund has access to uncalled capital of $269.0 million as a liquidity source and the unused portion of the revolving credit facility. These amounts are sufficient to meet the current commitment backlog and operational expenses of the next year. The Fund regularly evaluates potential future liquidity resources and demands before making additional future commitments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Fund's business activities contain elements of risk. Management considers interest rate and credit risk to be the principal types of risk.  The Fund considers the management of risk essential to conducting its business and to maintaining profitability.  Accordingly, the Fund's risk management procedures are designed to identify and analyze the Fund's risks, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs.

The Fund manages its market risk by maintaining a portfolio that is diverse by industry, size of investment, stage of development, and borrower.  The Fund has limited exposure to public market price fluctuations as the Fund primarily invests in private business enterprises and distributes all equity investments upon receipt to the Company.

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

The Fund's exposure to interest rate sensitivity is regularly monitored and analyzed by measuring the characteristics of assets and liabilities.  The Fund utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates.  At March 31, 2017, the outstanding debt balance was $86.0 million with interest expense based on a weighted average rate of 1.07%, for which the Fund had an interest rate cap in place at 2.00% on $44.0 million of outstanding debt, leaving the Fund's maximum exposure to interest rate sensitivity at 0.93%, which the Manager does not believe is material to the financial statements. The Fund has no interest rate protection for the remaining $42.0 million uncapped portion.
Because the Fund’s loans all impose a fixed interest rate upon funding, changes in short-term interest rates will not directly affect interest income associated with the loan portfolio as of March 31, 2017. However, those changes could have the potential to change the Fund’s ability to originate loan commitments, acquire and renew bank facilities, and engage in other investment activities. Further, changes in short-term interest rates also could affect interest rate expense, realized gain from investments and interest on the Fund’s short-term investments.
Based on the Fund’s Condensed Statement of Assets and Liabilities as of March 31, 2017 , the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in investments, borrowings, cash balances, and interest rate hedges.

Effect of Interest rate change by	Other Interest and Other Income/(Loss)	Realized Gain on the Cap	Interest Income/(Expense)	Total Income/(Loss)
(0.50)%	$(56,647)	—	$430,000	$373,353
1%	$113,294	31,056	$(860,000)	$(715,650)
2%	$226,588	471,056	$(1,720,000)	$(1,022,356)
3%	$339,882	911,056	$(2,580,000)	$(1,329,062)
4%	$453,176	1,351,056	$(3,440,000)	$(1,635,768)
5%	$566,470	1,791,056	$(4,300,000)	$(1,942,474)
Additionally, a change in the interest rate may affect the value of the interest rate cap and effect Net Change in Unrealized Gain (Loss) from investment.  The amount of any such effect will be contingent upon market expectations for future interest rate changes.  Any increases in expected future rates will increase the value of the interest rate cap while any rate decreases will decrease the value.
Although Management believes that the foregoing analysis is indicative of the Fund’s sensitivity to interest rate changes, it does not take into consideration potential changes in the credit market, credit quality, size and composition of the assets in the portfolio. It also does not assume any new fundings to borrowers, repayments from borrowers or defaults on borrowings. Accordingly, no assurances can be given that actual results would not differ materially from the table above.
Because the Fund currently borrows, its net investment income is highly dependent upon the difference between the rate at which it borrows and the rate at which it invests the amounts borrowed. Accordingly, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on the Fund’s investment activities and net investment income. The Fund's exposure to movement in short-term interest rates stems from the Fund borrowing at a floating interest rate but then making loans with a fixed rate at the time the loans are extended. The Fund, therefore, attempts to limit its interest rate risk by acquiring interest rate caps, and anticipates hedging interest rate risk associated with future borrowings.

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

Changes in Internal Controls:

There were no material changes in the Fund's internal controls or in other factors that could materially affect these controls during the period covered by this quarterly report on Form 10-Q.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

The Fund may become party to certain lawsuits from time to time in the normal course of business. While the outcome of any legal proceedings cannot now be predicted with certainty, the Fund does not expect any such proceedings will have a material effect upon the Fund's financial condition or results of operation. Management is not aware of any pending legal proceedings involving the Fund.

Item 1A. Risk Factors

See item 1A - 'Risk Factors' in the Fund's 2016 Annual Report on Form 10-K for a detailed description of the risks attendant to the Fund and its business. There were no material changes to these factors during the three months ended March 31, 2017.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Prior to the Fund's commencement of operations on August 12, 2015, the Fund sold 100,000 shares to the Fund's sole shareholder, the Company, for $25,000 in July 2015.  No other shares of the Fund have been sold; however, the Fund received an additional $127.9 million of paid in capital during the period from August 12, 2015, commencement of operations, through March 31, 2017, which is expected to be used to acquire venture loans and fund operations.

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

VENTURE LENDING & LEASING VIII, INC.
(Registrant)

By:	/s/ Maurice C. Werdegar	By:	/s/ Martin D. Eng
Maurice C. Werdegar		Martin D. Eng
President and Chief Executive Officer		Chief Financial Officer
Date:	May 15, 2017	Date:	May 15, 2017

EXHIBIT INDEX

Exhibit Number	Description
31.1-32.2	Certifications pursuant to The Sarbanes-Oxley Act of 2002.