Form 10-Q
period 2017-06-30
Venture Lending & Leasing VIII, Inc.
filed 2017-08-11
CIK 1642862

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [x]	Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]  No [x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 11, 2017
Common Stock, $.001 par value	100,000

VENTURE LENDING & LEASING VIII, INC.
INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Statements of Assets and Liabilities (Unaudited)
As of June 30, 2017 and December 31, 2016

Condensed Statements of Operations (Unaudited)
For the three and six months ended June 30, 2017 and 2016

Condensed Statements of Changes in Net Assets (Unaudited)
For the six months ended June 30, 2017 and 2016

Condensed Statements of Cash Flows (Unaudited)
For the six months ended June 30, 2017 and 2016

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

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VENTURE LENDING & LEASING VIII, INC.

CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
AS OF JUNE 30, 2017 AND DECEMBER 31, 2016

	June 30, 2017	December 31, 2016
ASSETS
Loans, at estimated fair value
(Cost of 236,292,674 and $128,866,570)	$234,057,143	$125,550,657
Interest Rate Cap (Cost of $93,244 and $57,806)	58,327	117,849
Total Investments (Cost of $236,385,918 and $128,924,376)	234,115,470	125,668,506

Cash and cash equivalents	12,532,278	9,821,733
Other assets	4,410,027	2,423,464
Total assets	251,057,775	137,913,703

LIABILITIES
Borrowings under debt facility	121,350,000	53,000,000
Accrued management fees	2,647,656	2,647,656
Accounts payable and other accrued liabilities	2,319,270	1,194,405
Total liabilities	126,316,926	56,842,061

NET ASSETS	$124,740,849	$81,071,642

Analysis of Net Assets:

Capital paid in on shares of capital stock	$148,825,000	$97,925,000
Unrealized depreciation on investments	(2,270,448)	(3,255,870)
Accumulated undistributed deficit	—	—
Distribution in excess of net investment income	(21,813,703)	(13,597,488)
Net assets (equivalent to $1,247.41 and $810.72 per share based on 100,000 shares of capital stock outstanding - See Note 6)	$124,740,849	$81,071,642

Commitments & Contingent Liabilities:
Unfunded unexpired commitments (See Note 4)	$120,475,000	$53,437,500

See notes to condensed financial statements

VENTURE LENDING & LEASING VIII, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

	For the Three Months Ended June 30, 2017	For the Three Months Ended June 30, 2016	For the Six Months Ended June 30, 2017	For the Six Months Ended June 30, 2016

INVESTMENT INCOME:
Interest on loans	$8,273,259	$2,756,262	$13,732,772	$4,215,039
Other interest and other income	42,975	94,642	56,417	105,498
Total investment income	8,316,234	2,850,904	13,789,189	4,320,537

EXPENSES:
Management fees	2,647,656	2,647,656	5,295,312	5,295,312
Interest expense	1,061,984	358,165	1,822,204	358,165
Banking and professional fees	74,507	51,288	157,346	137,220
Other operating expenses	314,374	25,028	344,831	50,119
Total expenses	4,098,521	3,082,137	7,619,693	5,840,816

Net investment income (loss)	4,217,713	(231,233)	6,169,496	(1,520,279)

Net realized gain (loss) from investments	7,516	—	(3,239,021)	—
Net change in unrealized gain (loss) from investments	(1,359,727)	—	985,422	—
Net realized and change in unrealized loss from investments	(1,352,211)	—	(2,253,599)	—

Net increase (decrease) in net assets resulting from operations	$2,865,502	$(231,233)	$3,915,897	$(1,520,279)
Net increase (decrease) in net assets resulting from operations per share	$28.66	$(2.31)	$39.16	$(15.20)
Weighted average shares outstanding	100,000	100,000	100,000	100,000

See notes to condensed financial statements

VENTURE LENDING & LEASING VIII, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

	For the Six Months Ended June 30, 2017	For the Six Months Ended June 30, 2016
Net increase (decrease) in net assets resulting from operations:
Net investment income gain (loss)	$6,169,496	$(1,520,279)
Net realized loss from investments	(3,239,021)	—
Net change in unrealized gain from investments	985,422	—
Net increase (decrease) in net assets resulting from operations	3,915,897	(1,520,279)

Distributions of income to shareholder	(2,930,475)	—
Return of capital to shareholder	(8,216,215)	(3,902,248)
Contributions from shareholder	50,900,000	35,900,000
Net increase in capital transactions	39,753,310	31,997,752

Total increase in net assets	43,669,207	30,477,473

Net assets
Beginning of period	81,071,642	32,058,748

End of period (undistributed net investment income of $0 and $0)	$124,740,849	$62,536,221

See notes to condensed financial statements

VENTURE LENDING & LEASING VIII, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

	For the Six Months Ended June 30, 2017	For the Six Months Ended June 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase (decrease) in net assets resulting from operations	$3,915,897	$(1,520,279)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net realized loss from investments	3,239,021	—
Net change in unrealized gain from investments	(985,422)	—
Amortization of deferred costs related to borrowing facility	175,649	195,596
Net increase in other assets	(2,148,249)	(733,927)
Net increase in accounts payable, other accrued liabilities, and accrued management fees	1,124,864	302,039
Origination of loans	(140,102,500)	(58,077,273)
Principal payments on loans	29,293,095	3,842,589
Acquisition of equity securities	(11,002,410)	(3,902,248)
Net cash used in operating activities	(116,490,055)	(59,893,503)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions from shareholder	50,900,000	35,900,000
Borrowings under debt facility	88,350,000	29,000,000
Investment in Interest rate cap	(49,400)	—
Repayment of debt facility	(20,000,000)	—
Payment of bank facility fees and costs	—	(1,111,821)
Net cash provided by financing activities	119,200,600	63,788,179

Net increase in cash and cash equivalents	2,710,545	3,894,676

CASH AND CASH EQUIVALENTS:
Beginning of period	9,821,733	8,335,707
End of period	$12,532,278	$12,230,383

SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE PERIOD:
Interest	$1,848,858	$3,062
NON-CASH OPERATING AND FINANCING ACTIVITIES:
Distributions of equity securities to shareholder	$11,146,690	$3,902,248
Receipt of equity securities as repayment of loans	$144,279	$—

See notes to condensed financial statements

VENTURE LENDING & LEASING VIII, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.	ORGANIZATION AND OPERATIONS OF THE FUND
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

The Fund's investment objective is to achieve a superior risk adjusted return. In the Manager's opinion, the accompanying condensed interim financial statements (hereafter referred to as "financial statements") include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with Generally Accepted Accounting Principles in the United States of America ("GAAP") have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the six months ended June 30, 2017 are not necessarily indicative of what the results would be for a full year. These financial statements should be read in conjunction with the financial statements and the notes included in the Fund's Annual Report on Form 10-K for the period ended December 31, 2016.

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
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand and cash equivalents with maturities of 90 days or less. Included in this are money market mutual funds that are valued at their most recently traded price prior to the valuation date. Within cash and cash equivalents, as of June 30, 2017, the Fund held 12,532,278 units in the Blackrock Treasury Trust Institutional Fund at $1 per unit at a yield of 0.67%, which represents 10.05% of the net assets of the Fund.
Interest Income
Interest income on loans is recognized on an accrual basis using the effective interest method including amounts from the amortization of discounts attributable to equity securities received as part of the loan transaction.  Additionally, fees received as part of the transaction are added to the loan discount and amortized over the life of the loan.

Investment Valuation Procedures

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

As of June 30, 2017 and December 31, 2016, the financial statements include nonmarketable investments of $234.1 million and $125.6 million (or approximately 93% and 91% of total assets), with fair values determined by the Manager in the absence of readily determinable market values. Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Below is the information used by the Manager in making these estimates.

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

Non-accrual Loans

The Fund's policy is to place a loan on non-accrual status when the portfolio company is three months delinquent on monthly loan payments, or either ceases or drastically curtails its operations and Management concludes that it is unlikely that the loan will return to performing status.  When a loan is placed on non-accrual status, all interest previously accrued but not collected for the quarter is reversed.  Any uncollected interest related to quarters prior to when the loan was placed on non-accrual status is added to the principal balance, and the aggregate balance of the principal and interest is evaluated in accordance with the policy for valuation of loans in determining Management's best estimate of fair value. Interest received by the Fund on non-accrual loans will be recognized as interest income if, and when the proceeds received exceeds the book value of the loans.
If a borrower of a non-accrual loan resumes making regular payments and Management believes that such borrower has regained the ability to service the loan on a sustainable basis, the loan is reclassified back to accrual or performing status.  Interest that would have been accrued during the non-accrual status will be added back to the remaining payment schedule causing a change in the effective interest rate.

As of June 30, 2017, loans with a cost basis of $4.1 million and a fair value of $2.0 million have been classified as non-accrual. As of December 31, 2016, loans with a cost basis of $4.6 million and fair value of $1.3 million were classified as non-accrual.

Warrants and Equity Securities

Warrants and equity securities that are received in connection with loan transactions will be assigned a fair value at the time of acquisition. It is anticipated that such securities will be distributed by the Fund to the Company simultaneously with, or shortly following, their acquisition. Warrants are valued based on a modified Black-Scholes option pricing model which considers among several factors, the underlying stock value, expected term, volatility, and the risk-free interest rate.
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
The remaining expected lives of warrants are based on historical experience of the average life of the warrants, as warrants are often exercised in the event of acquisitions, mergers, or initial public offerings and terminated due to events such as bankruptcies, restructuring activities, or additional financings. These events cause the expected term to be less than the remaining contractual term of the warrants. For the six months ended June 30, 2017, and 2016, the Fund assumed the average duration of a warrant is 3.5 years. The effect of a hypothetical increase in the estimated initial term of the warrants used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants.
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
As of June 30, 2017 and December 31, 2016, the fair values of Other Assets and Liabilities are estimated at their carrying values because of the short-term nature of these assets or liabilities.
As of June 30, 2017 and December 31, 2016, based on borrowing rates available to the Fund, the estimated fair values of the borrowings under the debt facility were $121.4 million and $53.0 million, respectively.

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

Interest Rate Cap Agreements

The Fund has entered into interest rate cap agreements which are primarily valued on the basis of the future expected interest rates on the remaining notional principal balance. This methodology is comparable to what a prospective acquirer would use in determining the amount they would pay on the measurement date. Valuation pricing models utilized to fair value the caps consider inputs such as forward rates, anticipated interest rate volatility relating to the reference rate, as well as time value and other factors underlying cap instruments. The interest rate cap contracts are recorded in the Condensed Statement of Assets & Liabilities at the calculated fair value. Subsequent changes in fair value are recorded in the Net change in unrealized gain (loss) from investments in the Condensed Statements of Operations and the quarterly interest received on the interest rate cap contracts, if any, will be recorded in Net change in realized gain (loss) from investments in the Condensed Statements of Operations. Since inception through June 30, 2017, there has been no interest received on interest rate cap contracts.

3.    SCHEDULES OF INVESTMENTS
As of June 30, 2017, all loans were made to non-affiliates as follows (unaudited):

Borrower	Percentage of Net Assets	Estimated Fair Value 6/30/2017	Par Value 6/30/2017	Final Maturity Date

Biotechnology
Phylagen, Inc.		$425,325	$425,325	03/01/2020
Subtotal:	0.3%	$425,325	$425,325

Computers & Storage
Canary Connect, Inc.		$1,420,961	$1,420,961	12/01/2020
Electric Objects, Inc.		5,400	310,151	*
HyperGrid, Inc.		1,187,108	1,187,108	12/01/2019
Rigetti & Co., Inc.		3,358,507	3,358,507	01/01/2019
Subtotal:	4.8%	$5,971,976	$6,276,727

Borrower	Percentage of Net Assets	Estimated Fair Value 6/30/2017	Par Value 6/30/2017	Final Maturity Date
Internet
Amino Payments, Inc.		$276,034	$276,034	03/01/2021
Apartment List, Inc		1,180,298	1,180,298	11/01/2019
Apsalar, Inc.		815,698	815,698	11/01/2019
Better Doctor, Inc.		1,304,068	1,304,068	12/01/2020
Bitfinder, Inc.		471,468	471,468	09/01/2020
Blitsy, Inc.		336,161	336,161	02/01/2019
Bombfell, Inc.		457,982	457,982	12/01/2020
CapLinked, Inc.		312,420	312,420	01/01/2019
ConnectedYard, Inc.		464,420	464,420	06/01/2020
DreamCloud Holdings, LLC		641,579	641,579	06/01/2020
Handy Technologies, Inc.		4,705,303	4,705,303	12/01/2020
Homelight, Inc.		826,642	826,642	12/01/2019
Honk Technologies, Inc.		2,391,089	2,391,089	05/01/2020
Node, Inc.		465,586	465,586	01/01/2020
PerformLine, Inc.		686,399	686,399	06/01/2019
Placester, Inc.		2,433,260	2,433,260	10/01/2019
Playstudios, Inc.		1,177,591	1,177,591	03/01/2021
Radius Intelligence, Inc.		6,906,974	6,906,974	10/01/2021
Relay Network, LLC		933,311	933,311	09/01/2020
ShipBob, Inc.		720,710	720,710	01/01/2020
Spot.IM, Ltd.**		914,322	914,322	05/01/2020
Striking, Inc.		475,627	475,627	12/01/2019
Super Home, Inc.		170,145	170,145	03/01/2019
Tango Card, Inc.		1,427,344	1,427,344	11/01/2020
Thrive Market, Inc.		6,060,863	6,060,863	09/01/2019
Tictail, Inc.		360,733	360,733	07/01/2020
TouchofModern, Inc.		5,161,304	5,161,304	05/01/2020
Traackr, Inc.		501,598	501,598	04/01/2019
Viyet, Inc.		381,923	381,923	06/01/2020
Subtotal:	34.4%	$42,960,852	$42,960,852

Medical Devices
Anutra Medical, Inc.		$360,318	$360,318	12/01/2019
JustRight Surgical LLC		1,747,542	1,747,542	07/01/2019
Keystone Heart, Inc.**		2,725,683	2,725,683	11/01/2020
Renovia, Inc.		922,403	922,403	06/01/2020
Subtotal:	4.6%	$5,755,946	$5,755,946

Other Healthcare
Caredox, Inc.		$480,265	$480,265	01/01/2019
Clover Health Investment Corp.		17,792,138	17,792,138	04/01/2022
Hello Doctor, Ltd.**		115,738	115,738	03/01/2019
Hi.Q, Inc.		1,920,537	1,920,537	05/01/2020

Borrower	Percentage of Net Assets	Estimated Fair Value 6/30/2017	Par Value 6/30/2017	Final Maturity Date
Lean Labs, Inc.		191,645	191,645	04/01/2019
MD Revolution, Inc.		1,054,029	1,054,029	03/01/2020
mPharma Data, Inc.**		348,061	348,061	11/01/2020
Project Healthy Living, Inc.		638,125	638,125	09/01/2019
Myolex, Inc.		581,069	789,168	03/01/2019
Trio Health Advisory Group, Inc.		662,814	662,814	02/01/2019
Wellist PBC, Inc.		326,163	326,163	12/01/2019
Subtotal:	19.3%	$24,110,584	$24,318,683

Other Technology
AltspaceVR, Inc.		$1,431,805	$1,431,805	12/01/2019
Asset Avenue, Inc.**		201,296	390,873	*
Astro, Inc.		303,454	303,454	09/01/2019
BloomLife, Inc.		276,054	276,054	04/01/2020
Candy Club Holdings, Inc.		128,970	128,970	09/01/2018
CommunityCo, LLC		198,076	198,076	03/01/2019
Consumer Physics, Inc.**		1,671,429	1,671,429	03/01/2019
Ensyn Corporation		4,434,044	4,434,044	11/01/2019
Eponym, Inc.		1,392,596	1,392,596	05/01/2020
ETN Media, Inc.		716,653	716,653	07/01/2020
Flo Water, Inc.		451,237	451,237	05/01/2020
Gap Year Global, Inc.		159,284	159,284	10/01/2018
Greats Brand, Inc.		433,072	433,072	12/01/2019
Heartwork, Inc.		475,696	475,696	09/01/2020
Hint, Inc.		2,204,405	2,204,405	03/01/2021
Hyperloop Technologies, Inc.		7,841,278	7,841,278	06/01/2019
June Life, Inc.		2,355,454	2,355,454	03/01/2020
Knockaway, Inc.		459,045	459,045	01/01/2020
LanzaTech New Zealand Ltd.		5,784,750	5,784,750	09/01/2020
Neuehouse, LLC		3,847,595	3,847,595	06/01/2019
Noteleaf, Inc.		1,431,756	1,431,756	09/01/2020
One Financial Holdings Group, Inc.		75,000	607,539	*
PDQ Enterprises LLC**		3,346,916	3,346,916	02/01/2021
PLAE, Inc.		1,425,164	1,425,164	12/01/2020
Planet Labs, Inc.		11,659,606	11,659,606	11/01/2021
Plenty United, Inc.		5,424,702	5,424,702	09/01/2021
Plethora, Inc		1,786,385	1,786,385	03/01/2019
Rosco & Benedetto Co, Inc.		320,393	320,393	09/01/2019
Seriforge, Inc.		123,332	123,332	09/01/2018
SkyKick, Inc.		1,393,293	1,393,293	10/01/2020
Terralux, Inc.		1,009,461	1,009,461	03/01/2019
Tri Alpha Energy, Inc.		11,580,191	11,580,191	04/01/2021

Borrower	Percentage of Net Assets	Estimated Fair Value 6/30/2017	Par Value 6/30/2017	Final Maturity Date
Virtuix Holdings, Inc.		702,624	702,624	07/01/2020
Wine Plum, Inc.		1,756,756	1,756,756	09/01/2019
Subtotal:	61.6%	$76,801,772	$77,523,888

Security
Identiv, Inc.**		$4,268,423	$4,268,423	08/01/2020
Kryptnostic, Inc.		132,000	384,745	*
Nok Nok Labs, Inc.		607,910	607,910	12/01/2020
ThinAir Labs, Inc.		1,203,665	1,203,665	02/01/2020
Subtotal:	5.0%	$6,211,998	$6,464,743

Semiconductors & Equipment
ETA Compute, Inc.		$466,815	$466,815	10/01/2019
Subtotal:	0.4%	$466,815	$466,815

Software
Addepar, Inc.		$2,576,960	$2,576,960	06/01/2018
Apptimize, Inc.		610,718	610,718	03/01/2019
Aptible, Inc.		235,596	235,596	02/01/2021
Bloomboard, Inc.		1,585,527	2,020,527	*
BlueCart, Inc.		679,067	679,067	01/01/2020
DealPath, Inc.		1,540,844	1,540,844	05/01/2021
DemystData Limited		897,346	897,346	05/01/2020
Drift Marketplace, Inc.		599,098	599,098	03/01/2020
Estify, Inc.		461,582	461,582	05/01/2020
Gearbox Software, LLC		2,653,817	2,653,817	09/01/2020
GoFormz, Inc.		1,149,691	1,149,691	11/01/2020
HealthPrize Technologies, LLC		235,108	235,108	12/01/2019
IntelinAir, Inc.		187,611	187,611	06/01/2019
Interset Software, Inc.**		1,808,323	1,808,323	10/01/2020
Invoice2Go, Inc.		2,525,110	2,525,110	04/01/2021
JethroData, Inc.**		1,012,456	1,012,456	10/01/2019
Libre Wireless Technologies, Inc.		461,534	461,534	01/01/2020
Meta Company		4,721,838	4,721,838	06/01/2021
Mine.io**		452,425	452,425	07/01/2020
Mintigo, Inc.**		1,164,734	1,164,734	07/01/2020
PowerInbox, Inc.		358,418	358,418	06/01/2020
Swift Pursuits, Inc.		694,148	694,148	04/01/2020
Swrve, Inc.		1,913,812	1,913,812	05/01/2020
The/Studio Technologies, Inc.		664,484	664,484	06/01/2020
Toast, Inc.***		322,046	322,046	01/01/2019
Unmetric, Inc.		342,210	342,210	02/01/2020
VenueNext, Inc.		1,353,292	1,353,292	05/01/2020
Vuemix, Inc.		230,055	230,055	11/01/2020

Borrower	Percentage of Net Assets	Estimated Fair Value 6/30/2017	Par Value 6/30/2017	Final Maturity Date
Wayfare Interactive, Inc.		409,158	409,158	01/01/2021
Workspot, Inc.		486,837	486,837	02/01/2019
Xeeva		2,356,079	2,356,079	12/01/2019
ZeroTurnaround USA, Inc.**		1,836,750	1,836,750	06/01/2021
Zodiac, Inc.		617,369	617,369	07/01/2019
Subtotal:	29.8%	$37,144,043	$37,579,043

Technology Services
AirHelp, Inc.		$1,167,782	$1,167,782	05/01/2020
Akademos, Inc.***		809,261	809,261	08/01/2020
Ascend Consumer Finance, Inc.**		50,000	362,820	*
Blazent, Inc.		3,100,585	3,100,585	08/01/2020
Blue Technologies Limited**		1,665,491	1,665,491	04/01/2020
Callisto Media, Inc.		4,349,730	4,349,730	12/01/2020
Dolly, Inc.		824,673	824,673	06/01/2020
FSA Store, Inc.		2,294,362	2,294,362	12/01/2020
Iris.tv, Inc.		180,831	180,831	04/01/2019
ParkJockey Global, Inc.		791,172	791,172	06/01/2019
Particle Industries, Inc.		908,513	908,513	11/01/2019
PayJoy, Inc.**		395,770	395,770	08/01/2019
Sixup PBC, Inc.**		488,786	488,786	06/01/2019
TrueFacet, Inc.		953,872	953,872	03/01/2021
Zeel Networks, Inc.		1,917,983	1,917,983	08/01/2020
Subtotal:	16.0%	$19,898,811	$20,211,631

Wireless
Bluesmart, Inc.		$1,495,713	$1,495,713	09/01/2019
InVenture Capital Corporation**		1,186,703	1,186,703	09/01/2019
Juvo Mobile, Inc. **		1,402,244	1,402,244	02/01/2020
Nextivity, Inc.		5,442,877	5,442,877	06/01/2021
Parallel Wireless, Inc.		4,781,484	4,781,484	04/01/2020
Subtotal:	11.4%	$14,309,021	$14,309,021

Total Loans (Cost of $236,292,674)	187.6%	$234,057,143	$236,292,674

Interest Rate Caps (Cost of $93,244)	0.1%	$58,327	$93,244

Total Investments (Cost of $236,385,918)	187.7%	$234,115,470	$236,385,918
* As of June 30, 2017, loans with a cost basis of $4.1 million and a fair value $2.0 million of have been classified as non-accrual.
** Indicates assets that the Fund deems “non-qualifying assets” under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of the Fund’s total assets at the time of acquisition of any additional non-qualifying assets. As of June 30, 2017, 10.16% of the Fund’s assets represented non-qualifying assets. As part of this calculation, the numerator consists of all eligible portfolio companies as defined in Section 2(a)(46); and the denominator consists of total assets less the assets described in Section 55(a)(7).
***Indicates assets that are not senior loans.
As of December 31, 2016, all loans were made to non-affiliates as follows:

Borrowers	Percentage of Net Assets	Estimated Fair Value 12/31/2016	Par Value 12/31/2016	Final Maturity Date

Biotechnology
Phylagen, Inc.		$458,705	$458,705	03/01/2020
Subtotal:	0.6%	458,705	458,705

Computers & Storage
Canary Connect, Inc.		$1,408,716	$1,408,716	12/01/2020
Electric Objects, Inc.		346,149	346,149	09/01/2019
HyperGrid, Inc.		1,170,799	1,170,799	12/01/2019
Rigetti & Co., Inc.		3,456,371	3,456,371	01/01/2020
Subtotal:	7.9%	6,382,035	6,382,035

Internet
Apartment List, Inc		$1,376,349	$1,376,349	11/01/2019
Apsalar, Inc.		945,893	945,893	11/01/2019
Blitsy, Inc.		422,582	422,582	02/01/2019
CapLinked, Inc.		397,321	397,321	01/01/2019
Finrise, Inc.		222,320	222,320	09/01/2019
HEXAGRAM49, Inc.		5,000	423,906	*
Homelight, Inc.		943,900	943,900	12/01/2019
Honk Technologies, Inc.		1,396,791	1,396,791	12/01/2019
PerformLine, Inc.		857,624	857,624	06/01/2019
Placester, Inc.		2,542,991	2,542,991	10/01/2019
Playstudios, Inc.		1,166,728	1,166,728	03/01/2021
ShipBob, Inc.		468,983	468,983	01/01/2020
Spot.IM, Ltd. **		439,416	439,416	12/01/2019
Striking, Inc.		472,523	472,523	06/01/2019
Super Home, Inc.		209,758	209,758	03/01/2019
Thrive Market, Inc.		7,156,594	7,156,594	09/01/2019
Tictail, Inc.		356,102	356,102	07/01/2020
TouchofModern, Inc.		5,724,450	5,724,450	05/01/2020
Traackr, Inc.		628,107	628,107	04/01/2019
Viyet, Inc.		189,322	189,322	01/01/2019
Subtotal:	32.0%	$25,922,754	$26,341,660

Medical Devices
Anutra Medical, Inc.		$235,713	$235,713	12/01/2019
JustRight Surgical LLC		2,117,580	2,117,580	07/01/2019
Subtotal:	2.9%	$2,353,293	$2,353,293

Borrowers	Percentage of Net Assets	Estimated Fair Value 12/31/2016	Par Value 12/31/2016	Final Maturity Date
Other Healthcare
Caredox, Inc.		$610,141	$610,141	01/01/2019
Cogito Corporation		708,757	708,757	09/01/2019
Hello Doctor, Ltd.**		141,167	141,167	03/01/2019
Hi.Q, Inc.		1,908,659	1,908,659	05/01/2020
Lean Labs, Inc.		214,224.00	214,224.00	12/01/2018
MD Revolution, Inc.		1,029,568	1,029,568	03/01/2020
Project Healthy Living, Inc.		777,742	777,742	12/01/2018
Skulpt, Inc.		872,416	872,416	03/01/2019
Trio Health Advisory Group, Inc.		828,757	828,757	02/01/2019
Wellist PBC, Inc.		354,443	354,443	12/01/2019
Subtotal:	9.2%	$7,445,874	$7,445,874

Other Technology
AltspaceVR, Inc.		$1,413,131	$1,413,131	12/01/2019
Asset Avenue, Inc.**		375,000	663,823	*
Astro, Inc.		322,296	322,296	09/01/2019
Automatic Labs, Inc.		2,358,518	2,358,518	12/01/2018
Candy Club Holdings, Inc.		173,491	173,491	09/01/2018
CommunityCo, LLC		241,801	241,801	03/01/2019
Daylight Solutions, Inc.		789,228	789,228	12/01/2018
Ensyn Corporation		5,248,499	5,248,499	11/01/2019
Eponym, Inc.		1,219,791	1,219,791	11/01/2019
Flo Water, Inc.		482,791	482,791	05/01/2020
Gap Year Global, Inc.		183,583	183,583	10/01/2018
Greats Brand, Inc.		459,163	459,163	12/01/2019
Hyperloop Technologies, Inc.		9,368,246	9,368,246	06/01/2019
June Life, Inc.		1,161,094	1,161,094	03/01/2020
Knockaway, Inc.		233,741	233,741	09/01/2019
Neuehouse, LLC		4,615,498	4,615,498	06/01/2019
One Financial Holdings Group, Inc.		662,491	662,491	04/01/2019
Owlet Baby Care, Inc.		855,802	855,802	03/01/2019
Plethora, Inc		2,195,301	2,195,301	03/01/2019
Rosco & Benedetto Co, Inc.		345,735	345,735	09/01/2019
See Jane Farm, Inc.		1,281,788	1,281,788	01/01/2021
Seriforge, Inc.		163,971	163,971	09/01/2018
Skully, Inc.		237,075	2,363,124	*
Street League, Inc.		348,510	348,510	07/01/2020
Terralux, Inc.		1,238,167	1,238,167	03/01/2019
Wine Plum, Inc.		1,428,346	1,428,346	09/01/2019
Subtotal:	46.1%	$37,403,057	$39,817,929

Borrowers	Percentage of Net Assets	Estimated Fair Value 12/31/2016	Par Value 12/31/2016	Final Maturity Date
Security
Bottlenose, Inc.		$700,000	$1,182,135	*
Kryptnostic, Inc.		477,043	477,043	06/01/2019
ThinAir Labs, Inc.		1,193,325	1,193,325	02/01/2020
Subtotal:	2.9%	$2,370,368	$2,852,503

Semiconductors & Equipment
ETA Compute, Inc.		$235,020	$235,020	10/01/2019
Subtotal:	0.3%	$235,020	$235,020

Software
Addepar, Inc.		$3,736,495	$3,736,495	06/01/2018
Apptimize, Inc.		788,145	788,145	03/01/2019
Bloomboard, Inc.		1,933,735	1,933,735	08/01/2019
BlueCart, Inc.		467,675	467,675	01/01/2020
Bounce Exchange, Inc.		1,414,450	1,414,450	05/01/2020
Drift Marketplace, Inc.		169,143	169,143	03/01/2020
HealthPrize Technologies, LLC		231,169	231,169	12/01/2019
IntelinAir, Inc.		224,388	224,388	06/01/2019
Interset Software, Inc. **		1,192,711	1,192,711	10/01/2019
Invoice2Go, Inc.		866,019	866,019	06/01/2020
JethroData, Inc. **		1,063,724	1,063,724	10/01/2019
Mintigo, Inc. **		575,091	575,091	04/01/2020
Swift Pursuits, Inc.		444,591	444,591	04/01/2020
Swrve, Inc.		1,896,971	1,896,971	05/01/2020
Toast, Inc.***		409,136	409,136	01/01/2019
Unmetric, Inc.		334,047	334,047	02/01/2020
Workspot, Inc.		604,544	604,544	02/01/2019
Xeeva		2,391,498	2,391,498	06/01/2019
Zodiac, Inc.		720,349	720,349	07/01/2019
Subtotal:	24.0%	$19,463,881	$19,463,881

Technology Services
Ascend Consumer Finance, Inc. **		$437,702	$437,702	03/01/2019
Blazent, Inc.		1,915,129	1,915,129	01/01/2020
Blue Technologies Limited **		1,164,586	1,164,586	12/01/2019
Callisto Media, Inc.		2,385,198	2,385,198	06/01/2020
Iris.tv, Inc.		221,259	221,259	04/01/2019
ParkJockey Global, Inc.		954,941	954,941	06/01/2019
Particle Industries, Inc.		935,640	935,640	11/01/2019
PayJoy, Inc.**		463,591	463,591	08/01/2019
Sixup PBC, Inc. **		588,324	588,324	06/01/2019

Borrowers	Percentage of Net Assets	Estimated Fair Value 12/31/2016	Par Value 12/31/2016	Final Maturity Date
TrueFacet, Inc.		704,807	704,807	08/01/2020
Zeel Networks, Inc.		934,554	934,554	08/01/2020
Subtotal:	13.2%	$10,705,731	$10,705,731

Wireless
Bluesmart, Inc.		$1,769,431	$1,769,431	09/01/2019
InVenture Capital Corporation **		1,373,749	1,373,749	09/01/2019
Juvo Mobile, Inc. **		948,131	948,131	01/01/2020
Nextivity, Inc.		5,425,716	5,425,716	06/01/2021
Parallel Wireless, Inc.		3,292,912	3,292,912	04/01/2020
Subtotal:	15.8%	$12,809,939	$12,809,939

Total Loans (Cost of $128,866,570)	154.9%	$125,550,657	$128,866,570

Interest Rate Caps (Cost of $57,806)	0.1%	$117,849	$57,806

Total Investments (Cost $128,924,376)	155.0%	$125,668,506	$128,924,376
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
4. FAIR VALUE DISCLOSURES
Loans generally are made to borrowers pursuant to commitments whereby the Fund agrees to finance assets and provide working capital or growth up to a specified amount for the term of the commitment, upon the terms and subject to the conditions specified by such commitment. As of June 30, 2017, the Fund's investments in loans were primarily to companies based within the United States and were diversified among borrowers in the industry segments shown below.  The percentage of net assets that each industry group represents is shown with the industry totals below (the sum of the percentages does not equal 100 percent because the percentages are based on net assets as opposed to total loans). All loans are senior to unsecured creditors and other secured creditors, except as indicated in the Schedule above. Loans to Akademos, Inc. and Toast, Inc. are subordinated to other secured creditors.

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

Loan balances are summarized by borrower.  Typically a borrower's balance will be composed of several loans drawn under a commitment made by the Fund with the interest rate on each loan fixed at the time each loan is funded. Each loan drawn under a commitment may have a different maturity date and amount.  For the three and six months ended June 30, 2017 , the weighted-average interest rate on performing loans was 16.46% and 15.99% respectively. For the three and six months ended June 30, 2016 the weighted-average interest rate on performing loan was 16.12% and 15.79% respectively. This rate is inclusive of both cash and non-cash interest income. For the three and six months ended June 30, 2017, the cash portion of the interest income was 11.94% and 12.72% respectively. For the three and six months ended June 30, 2016, the cash portion of the interest income was 12.38% and 12.04%, respectively. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants and new loans funded during the period.

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

All loans as of June 30, 2017 and 2016 were pledged as collateral for the debt facility, and the Fund's borrowings are subsequently collateralized by all assets of the Fund. As of June 30, 2017 and December 31, 2016, the Fund has unexpired commitments to borrowers of $120.5 million and $53.4 million, respectively.

Valuation Hierarchy
Under the FASB Accounting Standards Codification (ASC) 820-10 Fair Value Measurements, the Fund categorizes its fair value measurements in a three-level hierarchy that prioritizes the inputs used by the Fund's valuation techniques. A level is assigned to each fair value measurement based on the lowest level input that is significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are defined as follows:

Level 1	Unadjusted quoted prices for identical assets or liabilities in active markets that are accessible at the measurement date.
Level 2	Prices or valuations based on observable inputs other than quoted prices in active markets for identical assets and liabilities.
Level 3	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

Transfers of investments between levels of the fair value hierarchy are recorded on the actual date of the event or change in circumstances that caused the transfer. There were no transfers in and out of Level 1, 2, and 3 during the period ended June 30, 2017 and June 30, 2016.

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

The following tables provide quantitative information about the Fund's Level 3 fair value measurements of its investments as of June 30, 2017 and December 31, 2016. In addition to the techniques and inputs noted in the tables below, the Fund may also use other valuation techniques and methodologies when determining its fair value measurements.

Investment Type - Level 3
Debt Investments	Fair Value at 06/30/17	Valuation Techniques / Methodologies	Unobservable Input	Weighted Average / Amount or Range

Computers & Storage	$5,971,976	Hypothetical market analysis	Hypothetical market coupon rate	14%
		Liquidation	Investment Collateral	$5,400

Internet	$42,960,852	Hypothetical market analysis	Hypothetical market coupon rate	14%

Medical Device	$5,755,946	Hypothetical market analysis	Hypothetical market coupon rate	16%

Other Healthcare	$24,110,584	Hypothetical market analysis	Hypothetical market coupon rate	15%

Other Technology	$76,801,772	Hypothetical market analysis	Hypothetical market coupon rate	15%
		Liquidation	Investment Collateral	$75,000 - $201,296

Security	$6,211,998	Hypothetical market analysis	Hypothetical market coupon rate	20%
		Liquidation	Investment Collateral	$132,000

Software	$37,144,043	Hypothetical market analysis	Hypothetical market coupon rate	15%
		Liquidation	Investment Collateral	$1,585,527

Technology Services	$19,898,811	Hypothetical market analysis	Hypothetical market coupon rate	14%
		Liquidation	Investment Collateral	$50,000

Wireless	$14,309,021	Hypothetical market analysis	Hypothetical market coupon rate	13%

Other*	$892,140	Hypothetical market analysis	Hypothetical market coupon rate	14%

	$234,057,143

* Other loans, as of June 30, 2017, were comprised of companies in the Biotechnology and Semiconductors & Equipment industries.

Investment Type - Level 3
Debt Investments	Fair Value at 12/31/2016	Valuation Techniques / Methodologies	Unobservable Input	Weighted Average / Amount or Range

Computers & Storage	$6,382,035	Hypothetical market analysis	Hypothetical market coupon rate	14%

Internet	$25,922,754	Hypothetical market analysis	Hypothetical market coupon rate	15%
		Liquidation	Investment Collateral	$5,000

Medical Devices	$2,353,293	Hypothetical market analysis	Hypothetical market coupon rate	17%

Other Healthcare	$7,445,874	Hypothetical market analysis	Hypothetical market coupon rate	15%

Other Technology	$37,403,057	Hypothetical market analysis	Hypothetical market coupon rate	16%
		Liquidation	Investment Collateral	$237,075 - $375,000

Security	$2,370,368	Hypothetical market analysis	Hypothetical market coupon rate	16%
		Liquidation	Investment Collateral	$700,000

Software	$19,463,881	Hypothetical market analysis	Hypothetical market coupon rate	15%

Technology Services	$10,705,731	Hypothetical market analysis	Hypothetical market coupon rate	14%

Wireless	$12,809,939	Hypothetical market analysis	Hypothetical market coupon rate	13%

Other*	$693,725	Hypothetical market analysis	Hypothetical market coupon rate	15%

	$125,550,657

* Other loans, as of December 31, 2016, were comprised of companies in the Biotechnology and Semiconductors & Equipment industries.

The following table presents the balances of assets as of June 30, 2017 and December 31, 2016 measured at fair value on a recurring basis:

As of June 30, 2017	Level 1	Level 2	Level 3	Total
ASSETS:
Loans*	$—	$—	$234,057,143	$234,057,143
Interest rate cap	—	58,327	—	58,327
Cash equivalents	12,532,278	—	—	12,532,278
Total	$12,532,278	$58,327	$234,057,143	$246,647,748

As of December 31, 2016	Level 1	Level 2	Level 3	Total
ASSETS:
Loans*	$—	$—	$125,550,657	$125,550,657
Interest rate cap	—	117,849	—	117,849
Cash equivalents	9,821,733	—	—	9,821,733
Total	$9,821,733	$117,849	$125,550,657	$135,490,239

*For a detailed listing of borrowers comprising this amount, please refer to Note 3, Schedules of Investments.

The following table provides a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Three Months Ended June 30, 2017
	Loans	Stock	Warrants	Convertible Note
Beginning balance	$180,698,866	$—	$—	$—
Acquisitions and originations	69,915,000	—	5,147,554	—
Principal reductions	(15,267,284)	—	—	—
Distributed to shareholder	—	—	(5,147,554)	—
Net change in unrealized gain from investments	(1,296,955)	—	—	—
Net realized gain from investments	7,516	—	—	—
Ending balance	$234,057,143	$—	$—	$—
Net change in unrealized loss on investments relating to investments still held at June 30, 2017	$1,296,954

	For the Six Months Ended June 30, 2017
	Loans	Stock	Warrants	Convertible Note
Beginning balance	$125,550,657	$—	$—	$—
Acquisitions and originations	140,102,500	473	11,128,710	17,507
Principal reductions	(29,437,374)	—	—	—
Distributed to shareholder	—	(473)	(11,128,710)	(17,507)
Net change in unrealized gain from investments	1,080,381	—	—	—
Net realized gain from investments	(3,239,021)	—	—	—
Ending balance	$234,057,143	$—	$—	$—
Net change in unrealized loss on investments relating to investments still held at June 30, 2017	$(1,946,708)

	For the Three Months Ended June 30, 2016
	Loans	Warrants
Beginning balance	$51,794,815	$—
Acquisitions and originations	30,612,500	1,811,099
Principal reductions	(1,941,005)	—
Distributed to shareholder	—	(1,811,099)
Ending balance	$80,466,310	$—
Net change in unrealized loss on investments relating to investments still held at June 30, 2016	$—

	For the Six Months Ended June 30, 2016
	Loans	Warrants
Beginning balance	$26,231,626	$—
Acquisitions and originations	58,077,273	3,902,249
Principal reductions	(3,842,589)	—
Distributed to shareholder	—	(3,902,249)
Ending balance	$80,466,310	$—
Net change in unrealized loss on investments relating to investments still held at June 30, 2016	$—

5.	EARNINGS PER SHARE
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
As of June 30, 2017 and December 31, 2016, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding.  Total committed capital of the Company, as of June 30, 2017 and December 31, 2016 was $423.6 million respectively. Total contributed capital to the Company through June 30, 2017 and December 31, 2016 was $175.8 million and $116.5 million, of which $148.8 million and $97.9 million was contributed to the Fund, respectively.

The chart below shows the distributions of the Fund for the six months ended June 30, 2017 and 2016.

	For the Six Months Ended June 30, 2017	For the Six Months Ended June 30, 2016
Cash distributions	$—	$—
Distributions of equity securities	$11,146,690	$3,902,248
Total distributions to shareholder	$11,146,690	$3,902,248

Final classification of the distributions as either a return of capital or a distribution of income is an annual determination made at the end of each year dependent upon the Fund's current year and cumulative earnings and profits.
7.  DEBT FACILITY
On April 5, 2016, the Fund established a secured revolving loan facility in an initial amount up to $150,000,000, (the “Loan Agreement”) led by Wells Fargo, N.A. and MUFG Union Bank, N.A. An additional $200,000,000 is potentially available to the Fund, subject to further negotiation and credit approval, through an accordion provision contained in the Loan Agreement. Borrowings by the Fund are collateralized by all of the assets of the Fund. Loans under the facility may be, at the option of the Fund, either a Reference Rate Loan or a LIBOR Rate Loan. A Reference Rate Loan is defined as a loan bearing interest at the highest of: (a) the Federal Funds Rate for such day plus one half of one percent (0.50%), (b) the Prime Rate, and (c) LIBOR plus one percent (1%) ("Reference Rate"). A LIBOR Rate Loan is defined as a Loan bearing interest at the prevailing LIBOR rate for a period equal to the applicable LIBOR Loan Period which appears on Reuters Screen LIBOR01 Page (or any applicable successor page) at approximately 11:00 a.m. (London time) two (2) Business Days prior to the first day of the applicable LIBOR Loan Period (rounded upward, if necessary, to the nearest 1/100th of 1%) ("LIBOR Rate"). As of June 30, 2017, the Fund’s outstanding borrowings were entirely based on the LIBOR Rate.

The Fund will pay interest on its borrowings, and will also pay a fee on the unused portion of the facility.

The facility terminates on April 5, 2019, but can be accelerated in the event of default, such as failure by the Fund to make timely interest or principal payments. As of June 30, 2017 and December 31, 2016, $121.4 million and $53.0 million was outstanding under the facility, respectively.

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

As of June 30, 2017, the LIBOR Rate is as follows:

1 Month LIBOR	1.2239%
3 Month LIBOR	1.2992%

Bank fees and other costs of $1.1 million were incurred in connection with the facility. The bank fees and other costs incurred have been capitalized and are amortized to interest expense on a straight-line basis over the expected life of the facility.  As of June 30, 2017, the remaining unamortized fees and costs of $0.6 million are being amortized over the expected life of the facility, which is expected to terminate on April 5, 2019.

The facility is revolving and as such does not have a specified repayment schedule, although advances are secured by the assets of the Fund and thus repayments will be required as assets decline. The facility contains various covenants including financial covenants related to: (i) minimum debt service coverage ratio, (ii) interest coverage ratio, (iii) maximum loan loss reserves, (iv) unfunded commitment ratio, (v) Maximum Loan Loss Test and (vi) Covenant Deferral Condition. There are also various restrictive covenants, including limitations on (i) the incurrence of liens, (ii) consolidations, mergers and asset sales, and (iii) capital expenditures. As of June 30, 2017, Management believes that the Fund was in compliance with these covenants.

The following is the summary of the outstanding facility draws as of June 30, 2017:

Roll-over/Draw Date	Amount	Maturity Date*	All-In Interest Rate**
May 18, 2017	$35,000,000	7/17/2017	3.83%
May 19, 2017	$11,000,000	7/17/2017	3.83%
June 20, 2017	$46,000,000	7/17/2017	3.97%
June 20, 2017	$9,000,000	7/17/2017	3.97%
June 23, 2017	$17,600,000	7/17/2017	3.97%
June 30, 2017	$2,750,000	7/17/2017	3.98%
TOTAL OUTSTANDING	$121,350,000

* On July 17, 2017, Management rolled the outstanding amount for a one month LIBOR loan, maturing on August 17, 2017.
** Inclusive of 2.75% applicable LIBOR margin plus LIBOR rate.
8. INTEREST RATE CAP AGREEMENT
The Fund had entered into an interest rate cap agreements with MUFG Union Bank, N.A. to cap floating interest rates at 2.00%. The purpose of the interest rate cap agreement is to protect the Fund against rising interest rates, as the Fund originates loans with fixed interest rates. The Fund continues to adjust the notional principal amount as the outstanding balance under the debt facility changes. As of June 30, 2017, the Fund had four interest cap contracts with the notional principal amount of $87.0 million. The Fund paid upfront fees of $113,400, which are amortized on a straight- line basis over the life of the instruments and receives from the counterparty, payment of interest amounts above the 2.00% cap based on 90-day LIBOR. Payments, if necessary, are made quarterly and will terminate on April 5, 2019. As of June 30, 2017, the 90-days LIBOR rate was 1.2992% .

The average notional amount outstanding was $51.4 million and $47.7 million for the three and six months ended June 30, 2017. There were no interest caps for the three and six months ended June 30, 2016.

As of June 30, 2017 and December 31, 2016, the fair value of the Fund's derivative financial instruments was as follows:

	Asset Derivatives
	June 30, 2017		December 31, 2016
Derivatives:	Location on Condensed Statement of Assets and Liabilities	Fair Value	Location on Condensed Statements of Assets and Liabilities	Fair Value
Interest rate cap agreement	Interest Rate Caps	$58,327	Interest Rate Caps	$117,849

For the three and six months ended June 30, 2017 and 2016, the derivative financial instruments had the following effect on the Condensed Statements of Operations:

	Asset Derivatives
		For the Three Months Ended
Derivatives:	Location on Condensed Statement of Operations	June 30, 2017	June 30, 2016
Interest rate cap agreement	Net change in unrealized (loss) from investments	$(62,773)	$—

		For the Six Months Ended
Derivatives:	Locations on Condensed statements of operations	June 30, 2017	June 30, 2016
Interest rate cap agreement	Net change in unrealized (loss) from hedging activities	$(94,960)	$—
9. Tax Status
The Fund has elected to be treated as a Regulated Investment Company ("RIC") under Subchapter M of the Internal Revenue Code (the "Code") and operates in a manner to qualify for the tax treatment applicable to RICs. Failing to maintain at least 70% of total assets in "qualifying assets" will result in the loss of BDC status, resulting in losing its favorable tax treatment as a RIC. As of June 30, 2017, the Fund has met the BDC and RIC requirements.

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

As of June 30, 2017

Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)	Fair Value
Loans	236,292,674	$—	(2,235,531)	$(2,235,531)	$234,057,143
Interest Rate Cap	$93,244		$(34,917)	$(34,917)	$58,327
Total	$236,385,918	$—	$(2,270,448)	$(2,270,448)	$234,115,470

As of December 31, 2016

Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)	Fair Value
Loans	$128,866,570	$—	$(3,315,913)	$(3,315,913)	$125,550,657
Interest Rate Cap	$57,806	$60,043	$—	$60,043	$117,849
Total	$128,924,376	$60,043	$(3,315,913)	$(3,255,870)	$125,668,506

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

Through June 30, 2017, the Fund had no undistributed earnings. Additionally, for the six months ended June 30, 2017, total distributions made exceeded distributable earnings by approximately $8.2 million. The Fund has the discretion to pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce the shareholder's tax basis in its shares and no uncertain tax positions. As of June 30, 2017, the Fund had no capital loss carry forwards.

The Fund's tax years are open to examination by federal tax authorities and California tax authorities for the years 2015 and forward.

10. FINANCIAL HIGHLIGHTS

GAAP requires disclosure of financial highlights of the Fund for the three and six months ended June 30, 2017 and 2016. The total rate of return is defined as the return based on the change in value during the period of a theoretical investment made at the beginning of the period.  The total rate of return assumes a constant rate of return for the Fund during the period reported and weights each cash flow by the amount of time held in the Fund.  This required methodology differs from an internal rate of return.

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

The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Three Months Ended June 30, 2017	For the Three Months Ended June 30, 2016	For the Six Months Ended June 30, 2017	For the Six Months Ended June 30, 2016

Total return **	2.51%	(0.36)%	3.65%	(3.13)%

Per share amounts:
Net asset value, beginning of period	$1,061.23	$642.79	$810.72	$320.59
Net investment income gain (loss)	42.18	(2.31)	61.69	(15.20)
Net change in unrealized loss from investments	(13.53)	—	(22.54)	—
Net increase (decrease) in net assets from operations	28.65	(2.31)	39.15	(15.20)
Distributions of income to shareholder	(29.30)	—	(29.30)	—
Return of capital to shareholder	(22.17)	(18.12)	(82.16)	(39.03)
Contributions from shareholder	209.00	3.00	509.00	359.00

Net asset value, end of period	$1,247.41	$625.36	$1,247.41	$625.36

Net assets, end of period	$124,740,849	$62,536,221	$124,740,849	$62,536,221

Ratios to average net assets:

Expenses*	14.17%	19.11%	14.33%	20.79%
Net investment income gain (loss)*	14.58%	(1.43)%	11.60%	(5.41)%
Portfolio Turn-over rate	0%	0%	0%	0%
Average debt outstanding	$100,337,500	$15,037,500	$82,050,000	$15,037,500
* Annualized
**Total return amounts presented above are not annualized.

11. SUBSEQUENT EVENTS
The Fund evaluated subsequent events through August 11, 2017, the date the financial statements were issued and determined that no additional subsequent events had occurred that would require accrual or disclosure in the financial statements.

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

 Transactions with Venture Lending & Leasing VII, Inc. (“Fund VII”)

The Manager also serves as investment manager for Fund VII, which is expected to continue to make new investment commitments through June 30, 2017. The Fund will invest in each portfolio company in which Fund VII invests, so long as prior to any such investment, the Board of Directors of Fund VII and the Fund receive a memorandum summarizing the proposed investment and do not object to such investment. The amount of each investment will be allocated between the Fund and Fund VII in accordance with the decisions of their respective Board of Directors.

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
In evaluation the most critical accounting policies and estimates, the Manager has identified the estimation of fair value of the Fund's loan investments as the most critical of the accounting policies and accounting estimates applied to the Fund's reporting of net assets or operating performance. In accordance with GAAP, the Fund defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date; that is, an exit price. The exit price assumes the asset or liability was exchanged in an orderly transaction; it was not a forced liquidation or distressed sale. There is no secondary market for the loans made by the Fund to borrowers, hence Management determines fair value based on hypothetical market and the estimates are subject to high levels of judgment and uncertainty. The Fund’s loan investments are considered Level 3 fair value measurements in the fair value hierarchy due to the lack of observability over many of the important inputs used in determining fair value.
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

Results of Operations - For the three and six months ended June 30, 2017 and 2016

Total investment income for the three months ended June 30, 2017 and 2016 was $8.3 million and $2.9 million, which primarily consisted of interest on the venture loans outstanding. The remaining income consisted of interest and dividends on the temporary investment of cash and forfeited commitment fees and warrants. The income was primarily driven by the level of average loans outstanding for the three months ended June 30, 2017 and 2016 of $201.1 million and $68.4 million, respectively.

Total investment income for the six months ended June 30, 2017 and 2016 was $13.8 million and $4.3 million, which primarily consisted of interest on the venture loans outstanding. The remaining income consisted of interest and dividends on the temporary investment of cash and forfeited commitment fees and warrants. The income was primarily driven by the level of average loans outstanding for the six months ended June 30, 2017 and 2016 of $171.8 million and $53.4 million, respectively.

Management fees are calculated based on the Company’s committed capital for the first two years of the Fund’s life and thereafter as a percentage of Fund assets. Management fees were $2.6 million for the three months ended June 30, 2017 and 2016 . Until August 11, 2017, management fees will be calculated as 2.5 percent of the committed capital of the Company. Starting on August 12, 2017, management fees will be calculated as 2.5 percent of the Fund's total assets.

Management fees are calculated based on the Company’s committed capital for the first two years of the Fund’s life and thereafter as a percentage of Fund assets. Management fees were $5.3 million for the six months ended June 30, 2017 and 2016. Until August 11, 2017, management fees will be calculated as 2.5 percent of the committed capital of the Company. Starting on August 12, 2017, management fees will be calculated as 2.5 percent of the Fund's total assets.

Interest expense was $1.1 million and $0.4 million for the three months ended June 30, 2017 and 2016, respectively. Interest expense was comprised of amounts related to interest on debt amounts drawn down, unused line fees and amounts amortized from deferred fees incurred in conjunction with the debt line. Interest expenses increased primarily due to an increase in average outstanding debt from $15.0 million in 2016 to $100.3 million in 2017.

Interest expense was $1.8 million and $0.4 million for the six months ended June 30, 2017 and 2016, respectively. Interest expense was comprised of amounts related to interest on debt amounts drawn down, unused line fees and amounts amortized from deferred fees incurred in conjunction with the debt line. Interest expenses increased primarily due to an increase in average outstanding debt from $15.0 million in 2016 to $82.1 million in 2017.

The banking and professional fees were less than $0.1 million for the three months ended June 30, 2017 and 2016, respectively. The banking and professional fees were comprised of legal, audit, banking and other professional fees.

The banking and professional fees were $0.2 million and $0.1 million for the six months ended June 30, 2017 and 2016, respectively. The banking and professional fees were comprised of legal, audit, banking and other professional fees.

Total other operating expenses were $0.3 million and less than $0.1 million for the three and six months ended June 30, 2017 and 2016, respectively. Operating expenses increased due to fees paid to a consultant to represent the Fund in a collection matter in May 2017.

Net investment income gain (loss) for the three months ended June 30, 2017 and 2016, was $4.2 million and $(0.2) million, respectively.

Net investment income gain (loss) for the six months ended June 30, 2017 and 2016, was $6.2 million and $(1.5) million, respectively.

Total net realized gain from investments was less than $0.1 million and $0 for the three months ended June 30, 2017 and 2016, respectively.

Total net realized loss from investments was $3.2 million and $0 for the six months ended June 30, 2017 and 2016, respectively.

Net change in unrealized loss from investments was $1.4 million and $0 for the three months ended June 30, 2017 and 2016, respectively. The unrealized loss consists of fair market value adjustments to loans and interest rate cap.

Net change in unrealized gain from investments was $1.0 million and $0 for the six months ended June 30, 2017 and 2016, respectively. The unrealized loss consists of fair market value adjustments to loans and interest rate cap.

Net increase (decrease) in net assets resulting from operations for the three months ended June 30, 2017 and 2016, was $2.9 million and $(0.2) million, respectively. On a per share basis, the net decrease in net assets resulting from operations was $28.66 and $(2.31) respectively.

Net increase (decrease) in net assets resulting from operations for the six months ended June 30, 2017 and 2016, was $3.9 million and $(1.5) million, respectively. On a per share basis, the net decrease in net assets resulting from operations was $39.16 and $(15.20), respectively.

Liquidity and Capital Resources – June 30, 2017 and December 31, 2016

Total capital contributed to the Fund was $148.8 million and $97.9 million as of June 30, 2017 and December 31, 2016, respectively. Committed capital to the Company as of June 30, 2017 and December 31, 2016 was $423.6 million, of which $175.8 million and $116.5 million had been called as of June 30, 2017 and December 31, 2016, respectively.  The remaining $247.8 million of committed capital outstanding as of June 30, 2017 expires on the Fund's fifth anniversary, August 20, 2020 after which time no further capital can be called. However, the Management is permitted to extend the Fund's investment period by up to two (2) additional calendar quarters in its sole and absolute discretion.

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

The facility terminates on April 5, 2019, but can be accelerated in the event of default, such as failure by the Fund to make timely interest or principal payments. As of June 30, 2017, $121.4 million is outstanding under the facility. The Fund anticipates increasing the size of the debt facility during the third quarter of 2017.

     As of June 30, 2017 and December 31, 2016, 5.0% and 7.1%, respectively, of the Fund's assets consisted of cash and cash equivalents.  For the six months ended June 30, 2017, the Fund invested its assets in entirely in venture loans and disbursed under the Fund's loan commitments approximately $140.1 million.  Net loan amounts outstanding after amortization increased by approximately $108.5 million for the same period. Unexpired, unfunded commitments totaled approximately $120.5 million as of June 30, 2017.

As of	Cumulative Amount Disbursed	Principal Reductions and Fair Market Adjustments	Balance Outstanding - Fair Value	Unexpired Unfunded Commitments
June 30, 2017	$282.9 million	$48.8 million	$234.1 million	$120.5 million
December 31, 2016	$142.8 million	$17.2 million	$125.6 million	$53.4 million

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

As of June 30, 2017, the Fund has adequate cash reserves of $12.5 million and approximately $76.6 million in scheduled receivable payments over the next twelve months. Additionally the Fund has access to uncalled capital of $247.8 million as a liquidity source and the unused portion of the revolving credit facility. These amounts are sufficient to meet the current commitment backlog and operational expenses of the next year. The Fund regularly evaluates potential future liquidity resources and demands before making additional future commitments.

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

The Fund's exposure to interest rate sensitivity is regularly monitored and analyzed by measuring the characteristics of assets and liabilities.  The Fund utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates.  At June 30, 2017, the outstanding debt balance was $121.4 million with interest expense based on a weighted average rate of 1.17%, for which the Fund had an interest rate cap in place at 2.00% on $87.0 million of outstanding debt, leaving the Fund's maximum exposure to interest rate sensitivity at 0.83% on the capped position of the outstanding debt balance, which the Manager does not believe is material to the financial statements. The Fund has no interest rate protection for the remaining $34.4 million uncapped portion.
Because the Fund’s loans all impose a fixed interest rate upon funding, changes in short-term interest rates will not directly affect interest income associated with the loan portfolio as of June 30, 2017. However, those changes could have the potential to change the Fund’s ability to originate loan commitments, acquire and renew bank facilities, and engage in other investment activities. Further, changes in short-term interest rates also could affect interest rate expense, realized gain from investments and interest on the Fund’s short-term investments.
Based on the Fund’s Condensed Statement of Assets and Liabilities as of June 30, 2017 , the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in investments, borrowings, cash balances, and interest rate hedges.

Effect of Interest rate change by	Other Interest and Other Income/(Loss)	Realized Gain on the Cap	Interest Income/(Expense)	Total Income/(Loss)
(0.50)%	$(62,661)	—	$606,750	$544,089
1%	$125,323	145,427	$(1,213,500)	$(942,751)
2%	$250,646	1,015,427	$(2,427,000)	$(1,160,928)
3%	$375,968	1,885,427	$(3,640,500)	$(1,379,105)
4%	$501,291	2,755,427	$(4,854,000)	$(1,597,282)
5%	$626,614	3,625,427	$(6,067,500)	$(1,815,460)
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

Item 1A. Risk Factors

See item 1A - 'Risk Factors' in the Fund's 2016 Annual Report on Form 10-K for a detailed description of the risks attendant to the Fund and its business. There were no material changes to these factors during the three and six months ended June 30, 2017.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Prior to the Fund's commencement of operations on August 12, 2015, the Fund sold 100,000 shares to the Fund's sole shareholder, the Company, for $25,000 in July 2015.  No other shares of the Fund have been sold; however, the Fund received an additional $148.8 million of paid in capital during the period from August 12, 2015, commencement of operations, through June 30, 2017, which is expected to be used to acquire venture loans and fund operations.

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

VENTURE LENDING & LEASING VIII, INC.
(Registrant)

By:	/s/ Maurice C. Werdegar	By:	/s/ Martin D. Eng
Maurice C. Werdegar		Martin D. Eng
President and Chief Executive Officer		Chief Financial Officer
Date:	August 11, 2017	Date:	August 11, 2017

EXHIBIT INDEX

Exhibit Number	Description
31.1-32.2	Certifications pursuant to The Sarbanes-Oxley Act of 2002.