Form 10-Q
period 2017-09-30
Venture Lending & Leasing VIII, Inc.
filed 2017-11-13
CIK 1642862

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [x]	Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]  No [x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 13, 2017
Common Stock, $.001 par value	100,000

VENTURE LENDING & LEASING VIII, INC.
INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Statements of Assets and Liabilities (Unaudited)
As of September 30, 2017 and December 31, 2016

Condensed Statements of Operations (Unaudited)
For the three and nine months ended September 30, 2017 and 2016

Condensed Statements of Changes in Net Assets (Unaudited)
For the nine months ended September 30, 2017 and 2016

Condensed Statements of Cash Flows (Unaudited)
For the nine months ended September 30, 2017 and 2016

Notes to Condensed Financial Statements (Unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Mine Safety Issues

Item 5.	Other Information

Item 6.	Exhibits

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VENTURE LENDING & LEASING VIII, INC.

CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
AS OF SEPTEMBER 30, 2017 AND DECEMBER 31, 2016

	September 30, 2017	December 31, 2016
ASSETS
Loans, at estimated fair value
(Cost of $288,624,300 and $128,866,570)	$286,352,699	$125,550,657
Interest Rate Cap (Cost of $80,529 and $57,806)	45,901	117,849
Total Investments (Cost of $288,704,829 and $128,924,376)	286,398,600	125,668,506

Cash and cash equivalents	15,353,728	9,821,733
Other Assets	6,164,954	2,423,464
Total assets	307,917,282	137,913,703

LIABILITIES
Borrowings under debt facility	113,000,000	53,000,000
Accrued management fees	2,251,397	2,647,656
Accounts payable and other accrued liabilities	1,329,141	1,194,405
Total liabilities	116,580,538	56,842,061

NET ASSETS	$191,336,744	$81,071,642

Analysis of Net Assets:

Capital paid in on shares of capital stock	$213,075,000	$97,925,000
Unrealized depreciation on investments	(2,306,227)	(3,255,870)
Distribution in excess of net investment income	(19,432,029)	(13,597,488)
Net assets (equivalent to $1,913.37 and $810.72 per share based on 100,000 shares of capital stock outstanding - See Note 6)	$191,336,744	$81,071,642

Commitments & Contingent Liabilities:
Unfunded unexpired commitments (See Note 4)	$75,110,000	$53,437,500

See notes to condensed financial statements

VENTURE LENDING & LEASING VIII, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

	For the Three Months Ended September 30, 2017	For the Three Months Ended September 30, 2016	For the Nine Months Ended September 30, 2017	For the Nine Months Ended September 30, 2016

INVESTMENT INCOME:
Interest on loans	$9,871,413	$3,309,737	$23,604,185	$7,524,776
Other interest and other income	137,663	27,065	194,080	132,563
Total investment income	10,009,076	3,336,802	23,798,265	7,657,339

EXPENSES:
Management fees	2,251,397	2,647,656	7,546,709	7,942,968
Interest expense	1,323,246	492,293	3,145,450	850,458
Banking and professional fees	49,078	55,462	206,424	192,682
Other operating expenses	45,361	32,877	390,192	82,996
Total expenses	3,669,082	3,228,288	11,288,775	9,069,104

Net investment income (loss)	6,339,994	108,514	12,509,490	(1,411,765)

Net realized loss from investments	(532,458)	—	(3,771,479)	—
Net change in unrealized gain (loss) from investments	(35,780)	(2,099,506)	949,642	(2,099,506)
Net realized and change in unrealized loss from investments	(568,238)	(2,099,506)	(2,821,837)	(2,099,506)

Net increase (decrease) in net assets resulting from operations	$5,771,756	$(1,990,992)	$9,687,653	$(3,511,271)
Net increase (decrease) in net assets resulting from operations per share	$57.72	$(19.91)	$96.88	$(35.11)
Weighted average shares outstanding	100,000	100,000	100,000	100,000

See notes to condensed financial statements

VENTURE LENDING & LEASING VIII, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

	For the Nine Months Ended September 30, 2017	For the Nine Months Ended September 30, 2016
Net increase (decrease) in net assets resulting from operations:
Net investment income gain (loss)	$12,509,490	$(1,411,765)
Net realized loss from investments	(3,771,479)	—
Net change in unrealized gain (loss) from investments	949,642	(2,099,506)
Net increase (decrease) in net assets resulting from operations	9,687,653	(3,511,271)

Distributions of income to shareholder	(8,738,010)	—
Return of capital to shareholder	(5,834,541)	(5,164,338)
Contributions from shareholder	115,150,000	39,900,000
Net increase in capital transactions	100,577,449	34,735,662

Total increase in net assets	110,265,102	31,224,391

Net assets
Beginning of period	81,071,642	32,058,748

End of period (undistributed net investment income of $0 and $0)	$191,336,744	$63,283,139

See notes to condensed financial statements

VENTURE LENDING & LEASING VIII, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

	For the Nine Months Ended September 30, 2017	For the Nine Months Ended September 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase (decrease) in net assets resulting from operations	$9,687,653	$(3,511,271)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash used in operating activities:
Net realized loss from investments	3,771,479	—
Net change in unrealized gain (loss) from investments	(949,642)	2,099,506
Amortization of deferred costs related to borrowing facility and interest rate cap agreements	287,863	276,440
Net increase in other assets	(2,854,304)	(888,988)
Net increase (decrease) in accounts payable, other accrued liabilities, and accrued management fees	(261,523)	618,513
Origination of loans	(209,767,500)	(77,777,273)
Principal payments on loans	46,020,386	6,590,614
Acquisition of equity securities	(14,354,646)	(5,146,571)
Net cash used in operating activities	(168,420,234)	(77,739,030)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions from shareholder	115,150,000	39,900,000
Borrowings under debt facility	108,350,000	44,000,000
Investment in Interest rate cap	(49,400)	(30,000)
Repayment of debt facility	(48,350,000)	—
Payment of bank facility fees and costs	(1,148,371)	(1,111,821)
Net cash provided by financing activities	173,952,229	82,758,179

Net increase in cash and cash equivalents	5,531,995	5,019,149

CASH AND CASH EQUIVALENTS:
Beginning of period	9,821,733	8,335,707
End of period	$15,353,728	$13,354,856

SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE PERIOD:
Interest	$2,807,074	$314,785
NON-CASH OPERATING AND FINANCING ACTIVITIES:
Distributions of equity securities to shareholder	$14,572,551	$5,164,338
Receipt of equity securities as repayment of loans	$217,905	$17,767

See notes to condensed financial statements

VENTURE LENDING & LEASING VIII, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.	ORGANIZATION AND OPERATIONS OF THE FUND
Venture Lending & Leasing VIII, Inc. (the “Fund”), was incorporated in Maryland on May 6, 2015 as a non-diversified closed-end management investment company electing status as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (“1940 Act”) and is managed by Westech Investment Advisors, LLC, (“Manager” or “Management”).  The Fund will be dissolved on December 31, 2025 unless an election is made to dissolve earlier by the Board of Directors of the Fund (the “Board”). One hundred percent of the stock of the Fund is held by Venture Lending & Leasing VIII, LLC (the “Company”).  Prior to commencing its operations on August 12, 2015, the Fund had no operations other than the sale to the Company of 100,000 shares of common stock, $0.001 par value for $25,000 in July 2015.  This issuance of stock was a requirement to apply for a finance lender’s license from the California Commissioner of Corporations, which was obtained on August 20, 2015.

The Fund’s investment objective is to achieve a superior risk adjusted return. In the Manager’s opinion, the accompanying condensed interim financial statements (hereafter referred to as “financial statements”) include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“GAAP”) have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the nine months ended September 30, 2017 are not necessarily indicative of what the results would be for a full year. These financial statements should be read in conjunction with the financial statements and the notes included in the Fund’s Annual Report on Form 10-K for the period ended December 31, 2016.

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
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand and cash equivalents with maturities of 90 days or less. Included in this are money market mutual funds that are valued at their most recently traded price prior to the valuation date. Within cash and cash equivalents, as of September 30, 2017, the Fund held 15,353,728 units in the Blackrock Treasury Trust Institutional Fund at $1 per unit at a yield of 0.91%, which represents 8.02% of the net assets of the Fund.
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

The Fund’s loans are valued coincident with the issuance of its periodic financial statements, the issuance or repurchase of the Fund’s shares at a price equivalent to the current net asset value per share, and at such other times as required by law.  On a quarterly basis, Management submits to the Board a “Valuation Report” and “Valuation Notes”, which details the rationale for the valuation of investments.

As of September 30, 2017 and December 31, 2016, the financial statements include nonmarketable investments of $286.4 million and $125.6 million, respectively (or approximately 93% and 91% of total assets, respectively), with fair values determined by the Manager in the absence of readily determinable market values. Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Below is the information used by the Manager in making these estimates.

Loans

The Fund defines fair value as the price that would be received to sell an asset or paid to lower a liability in an orderly transaction between market participants at the measurement date. Because there is no secondary market for the venture loans made by the Fund to borrowers, Management determines fair value based on hypothetical markets, and on several factors related to each borrower, including, but not limited to the borrower’s payment history, available cash and “burn rate,” revenues, net income or loss, the likelihood that the borrower will be able to secure additional financing in the future, as well as an evaluation of the general interest rate environment. The amount of any valuation adjustment considers liquidation analysis and is determined based upon a credit analysis of the borrower and an analysis of the expected recovery from the borrower, including consideration of factors such as the nature and quality of the Fund’s security interests in collateral, the estimated value of the Fund’s collateral, the size of the loan, and the estimated time that will elapse before the Fund achieves a recovery. Management has evaluated these factors and has concluded that together, the effect of deterioration in the quality of the underlying collateral, increase in size of loan, increase in the estimated time to recovery, and increase in the hypothetical market coupon rate would have the effect of lowering the value of the current portfolio of loans.

Non-accrual Loans

The Fund’s policy is to place a loan on non-accrual status when the portfolio company is three months delinquent on monthly loan payments, or either ceases or drastically curtails its operations and Management concludes that it is unlikely that the loan will return to performing status.  When a loan is placed on non-accrual status, all interest previously accrued but not collected for the quarter is reversed.  Any uncollected interest related to quarters prior to when the loan was placed on non-accrual status is added to the principal balance, and the aggregate balance of the principal and interest is evaluated in accordance with the policy for valuation of loans in determining Management’s best estimate of fair value. Interest received by the Fund on non-accrual loans will be recognized as interest income if, and when the proceeds received exceeds the book value of the loans.
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
As of September 30, 2017, loans with a cost basis of $4.7 million and a fair value of $2.7 million have been classified as non-accrual. As of December 31, 2016, loans with a cost basis of $4.6 million and fair value of $1.3 million were classified as non-accrual.

Warrants and Equity Securities

Warrants and equity securities that are received in connection with loan transactions will be assigned a fair value at the time of acquisition. Warrants are valued based on a modified Black-Scholes option pricing model which considers among several factors, the underlying stock value, expected term, volatility, and the risk-free interest rate.  It is anticipated that such securities, will be distributed by the Fund to the Company simultaneously with, or shortly following, their acquisition.
The underlying asset value is estimated based on information available, including information regarding recent rounds of funding of the portfolio company, or the publicly-quoted stock price at the end of the financial reporting period for warrants for comparable publicly-quoted securities.
Volatility, or the amount of uncertainty or risk about the size of the changes in the warrant price, is based on an index of publicly traded companies grouped by industry and which are similar in nature to the underlying portfolio companies issuing the warrant (“Industry Index”). The volatility assumption for each Industry Index is based on the average volatility for individual public companies within the portfolio company’s industry for a period approximating the expected life of the warrants. A hypothetical increase in the volatility of the warrants used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants.
The remaining expected lives of warrants are based on historical experience of the average life of the warrants, as warrants are often exercised in the event of acquisitions, mergers, or initial public offerings and terminated due to events such as bankruptcies, restructuring activities, or additional financings. These events cause the expected term to be less than the remaining contractual term of the warrants. For the nine months ended September 30, 2017, and 2016, the Fund assumed the average duration of a warrant is 3.5 years. The effect of a hypothetical increase in the estimated initial term of the warrants used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants.
The risk-free interest rate is derived from the constant maturity tables issued by the U.S. Treasury Department. The effect of a hypothetical increase in the estimated risk-free rate used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants.
The Fund engages an independent valuation company to provide valuation assistance with respect to the warrants received as part of loan consideration, including an evaluation of the Fund’s valuation methodology and the reasonableness of the assumptions used from the perspective of a market participant. The independent valuation company also calculates several of the inputs used, such as volatility and risk-free rate.
Other Assets and Liabilities
Other Assets include costs incurred in conjunction with borrowings under the Fund’s debt facility and are stated at initial cost. Those costs are capitalized and then amortized over the term of the facility.
As of September 30, 2017 and December 31, 2016, the fair values of Other Assets and Liabilities are estimated at their carrying values because of the short-term nature of these assets or liabilities.
As of September 30, 2017 and December 31, 2016, based on borrowing rates available to the Fund, the estimated fair values of the borrowings under the debt facility were $113.0 million and $53.0 million, respectively.

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

Deferred Bank Fees

The deferred bank fees and costs associated with the debt facility are included in Other Assets in the Condensed Statement of Assets & Liabilities and are being amortized over the estimated life of the facility, which currently matures on September 11, 2020. The amortization of these costs is recorded as interest expense in the Condensed Statements of Operations.

Interest Rate Cap Agreements

The Fund has entered into interest rate cap agreements which are primarily valued on the basis of the future expected interest rates on the remaining notional principal balance. This methodology is comparable to what a prospective acquirer would use in determining the amount they would pay on the measurement date. Valuation pricing models utilized to fair value the caps consider inputs such as forward rates, anticipated interest rate volatility relating to the reference rate, as well as time value and other factors underlying cap instruments. The interest rate cap contracts are recorded in the Condensed Statement of Assets & Liabilities at the estimated fair value. Subsequent changes in fair value are recorded in the Net change in unrealized gain (loss) from investments in the Condensed Statements of Operations and the quarterly interest received on the interest rate cap contracts, if any, will be recorded in Net change in realized gain (loss) from investments in the Condensed Statements of Operations. Since inception through September 30, 2017, there has been no interest received on interest rate cap contracts.
3.    SCHEDULES OF INVESTMENTS
As of September 30, 2017, all loans were made to non-affiliates as follows (unaudited):

Borrower	Percentage of Net Assets	Estimated Fair Value 9/30/2017	Par Value 9/30/2017	Final Maturity Date

Biotechnology
Orpheus Therapeutics, Inc.		$129,628	$129,628	08/01/2020
Phylagen, Inc.		388,261	388,261	03/01/2020
Subtotal:	0.3%	$517,889	$517,889

Computers & Storage
Canary Connect, Inc.		$1,427,187	$1,427,187	12/01/2020
Electric Objects, Inc.		5,400	310,151	*
HyperGrid, Inc.		1,087,272	1,087,272	12/01/2019
Rigetti & Co., Inc.		3,138,505	3,138,505	01/01/2019
Subtotal:	3.0%	$5,658,364	$5,963,115

Internet
Amino Payments, Inc.		$278,225	$278,225	03/01/2021
Apartment List, Inc		1,076,729	1,076,729	11/01/2019

Borrower	Percentage of Net Assets	Estimated Fair Value 9/30/2017	Par Value 9/30/2017	Final Maturity Date
Better Doctor, Inc.		1,307,949	1,307,949	12/01/2020
Bitfinder, Inc.		473,674	473,674	09/01/2020
Blitsy, Inc.		290,618	290,618	02/01/2019
Bombfell, Inc.		945,910	945,910	04/01/2021
CapLinked, Inc.		267,177	267,177	01/01/2019
ConnectedYard, Inc.		468,032	468,032	06/01/2020
DailyFeats, Inc.		3,421,581	3,421,581	12/01/2020
Darby Smart, Inc.		1,622,073	1,622,073	02/01/2021
DreamCloud Holdings, LLC		874,732	874,732	08/01/2020
Eventbite, Inc.		12,978,437	12,978,437	02/01/2022
Handy Technologies, Inc.		4,722,251	4,722,251	12/01/2020
Homelight, Inc.		742,133	742,133	12/01/2019
Honk Technologies, Inc.		2,274,336	2,274,336	05/01/2020
Node, Inc.		441,675	441,675	01/01/2020
Placester, Inc.		2,212,767	2,212,767	10/01/2019
Playstudios, Inc.		1,183,281	1,183,281	03/01/2021
Radius Intelligence, Inc.		6,940,666	6,940,666	10/01/2021
Relay Network, LLC		1,909,619	1,909,619	09/01/2020
ShipBob, Inc.		680,857	680,857	01/01/2020
Spot.IM, Ltd.**		882,575	882,575	05/01/2020
Striking, Inc.		233,184	466,369	*
Super Home, Inc.		148,972	148,972	03/01/2019
Tango Card, Inc.		1,443,966	1,443,966	11/01/2020
Thrive Market, Inc.		5,482,078	5,482,078	09/01/2019
Tictail, Inc.		1,104,658	1,104,658	05/01/2021
TouchofModern, Inc.		4,746,606	4,746,606	05/01/2020
Traackr, Inc.		434,490	434,490	04/01/2019
Viyet, Inc.		363,345	363,345	06/01/2020
Subtotal:	31.3%	$59,952,596	$60,185,781

Medical Devices
Anutra Medical, Inc.		$329,204	$329,204	12/01/2019
JustRight Surgical LLC		1,534,622	1,534,622	07/01/2019
Keystone Heart, Inc.**		2,751,625	2,751,625	11/01/2020
Renovia, Inc.		1,900,808	1,900,808	06/01/2020
Subtotal:	3.4%	$6,516,259	$6,516,259

Other Healthcare
4G Clinical LLC		$934,740	$934,740	07/01/2020
Call9, Inc.		829,519	829,519	01/01/2021
Caredox, Inc.		411,660	411,660	01/01/2019
Clover Health Investment Corp.		17,890,968	17,890,968	04/01/2022
Driver, Inc.		8,940,245	8,940,245	07/01/2021
Hello Doctor, Ltd.**		101,894	101,894	03/01/2019

Borrower	Percentage of Net Assets	Estimated Fair Value 9/30/2017	Par Value 9/30/2017	Final Maturity Date
Hi.Q, Inc.		1,926,764	1,926,764	05/01/2020
Lean Labs, Inc.		170,876	170,876	04/01/2019
MD Revolution, Inc.		1,061,605	1,061,605	03/01/2020
mPharma Data, Inc.**		714,390	714,390	03/01/2021
Project Healthy Living, Inc.		599,327	599,327	09/01/2019
Myolex, Inc.		578,802	786,901	03/01/2019
Sparta Software Corporation		162,672	162,672	06/01/2020
Trio Health Advisory Group, Inc.		574,587	574,587	02/01/2019
Wellist PBC, Inc.		293,690	293,690	12/01/2019
Zillion Group, Inc.		920,154	920,154	07/01/2020
Subtotal:	18.9%	$36,111,893	$36,319,992

Other Technology
8i Corporation		$2,817,254	$2,817,254	12/01/2020
Asset Avenue, Inc.**		86,800	230,719	*
Astro, Inc.		140,179	280,359	*
BloomLife, Inc.		278,788	278,788	04/01/2020
Candy Club Holdings, Inc.		105,279	105,279	09/01/2018
CommunityCo, LLC		174,306	174,306	03/01/2019
Consumer Physics, Inc.**		1,684,956	1,684,956	03/01/2019
Ensyn Corporation		4,002,966	4,002,966	11/01/2019
Eponym, Inc.		1,378,798	1,378,798	07/01/2021
ETN Media, Inc.		685,157	685,157	07/01/2020
Flo Water, Inc.		424,294	424,294	05/01/2020
Gap Year Global, Inc.		136,823	136,823	10/01/2018
Greats Brand, Inc.		393,358	393,358	12/01/2019
Heartwork, Inc.		477,672	477,672	09/01/2020
Hint, Inc.		2,229,468	2,229,468	03/01/2021
Hyperloop Technologies, Inc.		6,993,436	6,993,436	06/01/2019
Impossible Aerospace Corporation		464,212	464,212	08/01/2020
June Life, Inc.		2,207,551	2,207,551	03/01/2020
LanzaTech New Zealand Ltd.		5,834,250	5,834,250	09/01/2020
Neuehouse, LLC		3,437,499	3,437,499	06/01/2019
North American Robotics Corporation		458,466	458,466	08/01/2020
Noteleaf, Inc.		1,437,385	1,437,385	09/01/2020
PDQ Enterprises LLC**		3,373,558	3,373,558	02/01/2021
PLAE, Inc.		1,430,307	1,430,307	12/01/2020
Planet Labs, Inc.		11,702,156	11,702,156	11/01/2021
Plenty United, Inc.		5,490,225	5,490,225	09/01/2021
Plethora, Inc		1,570,924	1,570,924	03/01/2019
Rosco & Benedetto Co, Inc.		290,216	290,216	09/01/2019
Seriforge, Inc.		101,285	101,285	09/01/2018
SkyKick, Inc.		2,372,282	2,372,282	11/01/2020
Terralux, Inc.		635,232	761,501	*

Borrower	Percentage of Net Assets	Estimated Fair Value 9/30/2017	Par Value 9/30/2017	Final Maturity Date
Tri Alpha Energy, Inc.		11,639,455	11,639,455	04/01/2021
Virtuix Holdings, Inc.		707,141	707,141	07/01/2020
Vision Cortex, Ltd.**		692,669	692,669	08/01/2020
Wine Plum, Inc.		1,586,741	1,586,741	09/01/2019
Subtotal:	40.5%	$77,441,088	$77,851,456

Security
Identiv, Inc.**		$4,338,227	$4,338,227	08/01/2020
Kryptnostic, Inc.		—	302,293	*
Nok Nok Labs, Inc.		620,894	620,894	12/01/2020
ThinAir Labs, Inc.		1,172,619	1,172,619	02/01/2020
Subtotal:	3.2%	$6,131,740	$6,434,033

Semiconductors & Equipment
ETA Compute, Inc.		$446,590	$446,590	10/01/2019
Subtotal:	0.2%	$446,590	$446,590

Software
Addepar, Inc.		$1,966,086	$1,966,086	06/01/2018
Alpha UX, Inc.		462,903	462,903	08/01/2020
Apptimize, Inc.		517,282	517,282	03/01/2019
Aptible, Inc.		237,582	237,582	02/01/2021
Bloomboard, Inc.		1,520,442	2,020,527	*
BlueCart, Inc.		624,514	624,514	01/01/2020
DealPath, Inc.		1,546,418	1,546,418	05/01/2021
DemystData Limited		1,392,596	1,392,596	07/01/2020
Drift Marketplace, Inc.		601,890	601,890	03/01/2020
Estify, Inc.		465,801	465,801	05/01/2020
Gearbox Software, LLC		2,677,469	2,677,469	09/01/2020
GoFormz, Inc.		1,157,255	1,157,255	11/01/2020
HealthPrize Technologies, LLC		215,638	215,638	12/01/2019
IntelinAir, Inc.		167,903	167,903	06/01/2019
Interset Software, Inc.**		1,712,757	1,712,757	10/01/2020
Invoice2Go, Inc.		4,276,592	4,276,592	04/01/2021
JethroData, Inc.**		919,188	919,188	10/01/2019
Libre Wireless Technologies, Inc.		438,259	438,259	01/01/2020
Meta Company		4,748,419	4,748,419	06/01/2021
Mine.io**		457,177	457,177	07/01/2020
Mintigo, Inc.**		1,095,910	1,095,910	07/01/2020
PowerInbox, Inc.		359,942	359,942	06/01/2020
Swrve, Inc.		1,871,743	1,871,743	05/01/2020
The/Studio Technologies, Inc.		673,741	673,741	06/01/2020
Unmetric, Inc.		335,856	335,856	02/01/2020
VenueNext, Inc.		1,370,017	1,370,017	05/01/2020

Borrower	Percentage of Net Assets	Estimated Fair Value 9/30/2017	Par Value 9/30/2017	Final Maturity Date
Vuemix, Inc.		231,716	231,716	11/01/2020
Wayfare Interactive, Inc.		663,672	663,672	06/01/2021
Workspot, Inc.		1,086,963	1,086,963	06/01/2020
Xeeva		2,338,574	2,338,574	03/01/2020
ZeroTurnaround USA, Inc.**		1,855,564	1,855,564	06/01/2021
Zodiac, Inc.		552,030	552,030	07/01/2019
Subtotal:	20.1%	$38,541,899	$39,041,984

Technology Services
AirHelp, Inc.		$1,785,018	$1,785,018	07/01/2020
Akademos, Inc.***		828,338	828,338	08/01/2020
Ascend Consumer Finance, Inc.**		48,000	360,820	*
Blazent, Inc.		2,959,381	2,959,381	08/01/2020
Blue Technologies Limited**		1,567,522	1,567,522	04/01/2020
Callisto Media, Inc.		5,333,140	5,333,140	03/01/2021
Dolly, Inc.		829,579	829,579	06/01/2020
FSA Store, Inc.		2,313,624	2,313,624	12/01/2020
Iris.tv, Inc.		854,111	854,111	02/01/2021
Maxi Mobility, Inc.		19,063,535	19,063,535	01/01/2021
ParkJockey Global, Inc.		704,639	704,639	06/01/2019
Particle Industries, Inc.		827,914	827,914	11/01/2019
PayJoy, Inc.**		352,520	352,520	08/01/2019
Sixup PBC, Inc.**		435,934	435,934	06/01/2019
TrueFacet, Inc.		1,200,895	1,200,895	06/01/2021
Zeel Networks, Inc.		1,925,286	1,925,286	08/01/2020
Subtotal:	21.4%	$41,029,436	$41,342,256

Wireless
Bluesmart, Inc.		$1,384,274	$1,384,274	09/01/2019
InVenture Capital Corporation**		1,054,824	1,054,824	09/01/2019
Juvo Mobile, Inc. **		1,321,001	1,321,001	02/01/2020
Nextivity, Inc.		5,442,226	5,442,226	06/01/2021
Parallel Wireless, Inc.		4,802,620	4,802,620	04/01/2020
Subtotal:	7.3%	$14,004,945	$14,004,945

Total Loans (Cost of $288,624,300)	149.6%	$286,352,699	$288,624,300

Interest Rate Caps (Cost of $80,529)	0.0%	$45,901	$80,529

Total Investments (Cost of $288,704,829)	149.6%	$286,398,600	$288,704,829
* As of September 30, 2017, loans with a cost basis of $4.7 million and a fair value $2.7 million of have been classified as non-accrual.
** Indicates assets that the Fund deems “non-qualifying assets” under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of the Fund’s total assets at the time of acquisition of any additional non-qualifying assets. As of September 30, 2017, 8.4% of the Fund’s assets represented non-qualifying assets. As part of this calculation, the numerator consists of all eligible portfolio companies as defined in Section 2(a)(46); and the denominator consists of total assets less the assets described in Section 55(a)(7).
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
4. FAIR VALUE DISCLOSURES
The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies which are generally made to borrowers pursuant to commitments whereby the Fund agrees to finance assets and provide working capital or growth up to a specified amount for the term of the commitment, upon the terms and subject to the conditions specified by such commitment. Even though these loans are generally secured by the assets of the borrowers, the Fund in most cases is subject to the credit risk of such companies. As of September 30, 2017, the Fund’s investments in loans were primarily to companies based within the United States and were diversified among borrowers in the industry segments shown below.  The percentage of net assets that each industry group represents is shown with the industry totals below (the sum of the percentages does not equal 100 percent because the percentages are based on net assets as opposed to total loans). All loans are senior to unsecured creditors and other secured creditors, except as indicated in the Schedule above. Loans to Akademos, Inc. and Toast, Inc. are subordinated to other secured creditors.

Loan balances in the tables below are summarized by borrower.  Typically a borrower’s balance will be composed of several loans drawn under a commitment made by the Fund with the interest rate on each loan fixed at the time each loan is funded. Each loan drawn under a commitment may have a different maturity date and amount.  For the three and nine months ended September 30, 2017 , the weighted-average interest rate on performing loans was 15.25% and 15.69% respectively. For the three and nine months ended September 30, 2016, the weighted-average interest rate on performing loan was 15.17% and 15.62%, respectively. This rate is inclusive of both cash and non-cash interest income. For the three and nine months ended September 30, 2017, the cash portion of the interest income was 12.35% and 12.58% respectively. For the three and nine months ended September 30, 2016, the cash portion of the interest income was 11.73% and 11.98%, respectively. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants and new loans funded during the period.

The risk profile of a loan changes when events occur that impact the credit analysis of the borrower and loan as described in our loan accounting policy. Such changes result in the fair value adjustments made to the individual loans,which in accordance with GAAP, would be based on the price that would be received to sell an asset or paid to settle a liability in an orderly transaction between market participants at the measurement date. Where the risk profile is consistent with the original underwriting, which is primarily the case for this loan portfolio, the par value of the loan will approximate fair value.

All loans as of September 30, 2017 and 2016 were pledged as collateral for the debt facility, and the Fund’s borrowings are subsequently collateralized by all assets of the Fund. As of September 30, 2017 and December 31, 2016, the Fund has unexpired commitments to borrowers of $75.1 million and $53.4 million, respectively.

Valuation Hierarchy
Under the FASB Accounting Standards Codification (“ASC”) 820-10 “Fair Value Measurements”, the Fund categorizes its fair value measurements in a three-level hierarchy that prioritizes the inputs used by the Fund’’s valuation techniques. A level is assigned to each fair value measurement based on the lowest level input that is significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are defined as follows:

Level 1	Unadjusted quoted prices for identical assets or liabilities in active markets that are accessible at the measurement date.
Level 2	Prices or valuations based on observable inputs other than quoted prices in active markets for identical assets and liabilities.
Level 3	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

Transfers of investments between levels of the fair value hierarchy are recorded on the actual date of the event or change in circumstances that caused the transfer. There were no transfers in and out of Level 1, 2, and 3 during the period ended September 30, 2017 and September 30, 2016.

The Fund’s cash equivalents were valued at the traded net asset value of the money market mutual fund, and therefore, these measurements are classified as Level 1. The Fund’s investments in the interest rate cap are based on quotes from the market makers that derive fair values from market data, and therefore, they are classified as Level 2 items.

The Fund’s loan transactions are individually negotiated and unique, and because there is no market in which these assets trade, the inputs for these assets, which are valued using estimated exit values, are classified as Level 3.

The following tables provide quantitative information about the Fund’s Level 3 fair value measurements of its investments as of September 30, 2017 and December 31, 2016. In addition to the techniques and inputs noted in the tables below, the Fund may also use other valuation techniques and methodologies when determining its fair value measurements.

Investment Type - Level 3
Debt Investments	Fair Value at 09/30/17	Valuation Techniques / Methodologies	Unobservable Input	Weighted Average / Amount or Range

Biotechnology	$517,889	Hypothetical market analysis	Hypothetical market coupon rate	16%

Computers & Storage	$5,658,364	Hypothetical market analysis	Hypothetical market coupon rate	14%
		Liquidation	Investment Collateral	$5,400

Internet	$59,952,596	Hypothetical market analysis	Hypothetical market coupon rate	15%
		Liquidation	Investment Collateral	$233,184

Medical Device	$6,516,259	Hypothetical market analysis	Hypothetical market coupon rate	16%

Other Healthcare	$36,111,893	Hypothetical market analysis	Hypothetical market coupon rate	16%

Other Technology	$77,441,088	Hypothetical market analysis	Hypothetical market coupon rate	15%
		Liquidation	Investment Collateral	$86,800 - $635,232

Security	$6,131,740	Hypothetical market analysis	Hypothetical market coupon rate	20%
		Liquidation	Investment Collateral	$0

Semiconductors & Equipment	$446,590	Hypothetical market analysis	Hypothetical market coupon rate	13%

Software	$38,541,899	Hypothetical market analysis	Hypothetical market coupon rate	15%
		Liquidation	Investment Collateral	$1,520,442

Technology Services	$41,029,436	Hypothetical market analysis	Hypothetical market coupon rate	13%
		Liquidation	Investment Collateral	$48,000

Wireless	$14,004,945	Hypothetical market analysis	Hypothetical market coupon rate	13%

	$286,352,699

Investment Type - Level 3
Debt Investments	Fair Value at 12/31/2016	Valuation Techniques / Methodologies	Unobservable Input	Weighted Average / Amount or Range

Computers & Storage	$6,382,035	Hypothetical market analysis	Hypothetical market coupon rate	14%

Internet	$25,922,754	Hypothetical market analysis	Hypothetical market coupon rate	15%
		Liquidation	Investment Collateral	$5,000

Medical Devices	$2,353,293	Hypothetical market analysis	Hypothetical market coupon rate	17%

Other Healthcare	$7,445,874	Hypothetical market analysis	Hypothetical market coupon rate	15%

Other Technology	$37,403,057	Hypothetical market analysis	Hypothetical market coupon rate	16%
		Liquidation	Investment Collateral	$237,075 - $375,000

Security	$2,370,368	Hypothetical market analysis	Hypothetical market coupon rate	16%
		Liquidation	Investment Collateral	$700,000

Software	$19,463,881	Hypothetical market analysis	Hypothetical market coupon rate	15%

Technology Services	$10,705,731	Hypothetical market analysis	Hypothetical market coupon rate	14%

Wireless	$12,809,939	Hypothetical market analysis	Hypothetical market coupon rate	13%

Other*	$693,725	Hypothetical market analysis	Hypothetical market coupon rate	15%

	$125,550,657

* Other loans, as of December 31, 2016, were comprised of companies in the Biotechnology and Semiconductors & Equipment industries.

The following table presents the balances of assets as of September 30, 2017 and December 31, 2016 measured at fair value on a recurring basis:

As of September 30, 2017	Level 1	Level 2	Level 3	Total
ASSETS:
Loans*	$—	$—	$286,352,699	$286,352,699
Interest rate cap	—	45,901	—	45,901
Cash equivalents	15,353,728	—	—	15,353,728
Total	$15,353,728	$45,901	$286,352,699	$301,752,328

As of December 31, 2016	Level 1	Level 2	Level 3	Total
ASSETS:
Loans*	$—	$—	$125,550,657	$125,550,657
Interest rate cap	—	117,849	—	117,849
Cash equivalents	9,821,733	—	—	9,821,733
Total	$9,821,733	$117,849	$125,550,657	$135,490,239

*For a detailed listing of borrowers comprising this amount, please refer to Note 3, Schedules of Investments.

The following table provides a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Three Months Ended September 30, 2017
	Loans	Stock	Warrants	Convertible Note
Beginning balance	$234,057,143	$—	$—	$—
Acquisitions and originations	69,665,000	38,461	3,387,400	—
Principal reductions	(16,800,917)	—	—	—
Distributed to shareholder	—	(38,461)	(3,387,400)	—
Net change in unrealized gain from investments	(36,068)	—	—	—
Net realized loss from investments	(532,459)	—	—	—
Ending balance	$286,352,699	$—	$—	$—
Net change in unrealized loss on investments relating to investments still held at September 30, 2017	$(568,608)

	For the nine months ended September 30, 2017
	Loans	Stock	Warrants	Convertible Note
Beginning balance	$125,550,657	$—	$—	$—
Acquisitions and originations	209,767,500	38,935	14,516,109	17,507
Principal reductions	(46,238,291)	—	—	—
Distributed to shareholder	—	(38,935)	(14,516,109)	(17,507)
Net change in unrealized gain from investments	1,044,313	—	—	—
Net realized loss from investments	(3,771,480)	—	—	—
Ending balance	$286,352,699	$—	$—	$—
Net change in unrealized loss on investments relating to investments still held at September 30, 2017	$(1,982,777)

	For the Three Months Ended September 30, 2016
	Loans	Warrants	Convertible Note
Beginning balance	$80,466,310	$—	$—
Acquisitions and originations	19,700,000	1,244,322	17,767
Principal reductions	(2,765,792)	—	—
Distributed to shareholder	—	(1,244,322)	(17,767)
Net change in unrealized loss from investments	(2,088,593)		—
Ending balance	$95,311,925	$—	$—
Net change in unrealized loss on investments relating to investments still held at September 30, 2016	$(2,088,593)

	For the Nine Months Ended September 30, 2016
	Loans	Warrants	Convertible Note
Beginning balance	$26,231,626	$—	$—
Acquisitions and originations	77,777,273	5,146,571	17,767
Principal reductions	(6,608,381)	—	—
Distributed to shareholder	—	(5,146,571)	(17,767)
Net change in unrealized loss from investments	(2,088,593)		—
Ending balance	$95,311,925	$—	$—
Net change in unrealized loss on investments relating to investments still held at September 30, 2016	$(2,088,593)

5.	EARNINGS PER SHARE
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
As of September 30, 2017 and December 31, 2016, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding.  Total committed capital of the Company, as of September 30, 2017 and December 31, 2016 was $423.6 million, respectively. Total contributed capital to the Company through September 30, 2017 and December 31, 2016 was $249.9 million and $116.5 million, of which $213.1 million and $97.9 million was contributed to the Fund, respectively.

The chart below shows the distributions of the Fund for the nine months ended September 30, 2017 and 2016.

	For the Nine Months Ended September 30, 2017	For the Nine Months Ended September 30, 2016
Cash distributions	$—	$—
Distributions of equity securities	$14,572,551	$5,164,338
Total distributions to shareholder	$14,572,551	$5,164,338

Final classification of the distributions as either a return of capital or a distribution of income is an annual determination made at the end of each year dependent upon the Fund’s current year and cumulative earnings and profits.
7.  DEBT FACILITY
On April 5, 2016, the Fund established a secured revolving loan facility in an initial amount up to $150,000,000, (the “Loan Agreement”) led by Wells Fargo, N.A. and MUFG Union Bank, N.A. On September 11, 2017, the Loan Agreement was amended (the “Amended Loan Agreement”). On September 11, 2017, the borrowing availability thereunder increased the size of the facility to $280,000,000. An additional $75,000,000 is potentially available to the Fund, subject to further negotiation and credit approval, through an accordion provision contained in the Amended Loan Agreement. All of the assets of the Fund collateralize borrowings by the Fund. Loans under the facility may be, at the option of the Fund, a Reference Rate Loan, a LIBOR Rate Loan, or a LIBOR Market Index Rate Loan. A Reference Rate Loan is defined as a loan bearing interest at the highest of: (a) the Federal Funds Rate for such day plus one half of one percent (0.50%), (b) the Prime Rate, and (c) LIBOR plus one percent (1%) (“Reference Rate”"). A LIBOR Rate Loan is defined as a Loan bearing interest at the prevailing LIBOR rate for a period equal to the applicable LIBOR Loan Period which appears on the Reuters Screen LIBOR01 Page (or any applicable successor page) at approximately 11:00 a.m. (London time) two (2) Business Days prior to the first day of the applicable LIBOR Loan Period (rounded upward, if necessary, to the nearest 1/100th of 1%) (“LIBOR Rate”). A LIBOR Market Index Rate Loan is defined as a Loan bearing interest, for any day, a variable rate of interest equal to the one-month LIBOR Market Index Rate based on a minimum deposit of at least $5.0 million for a period equal to one month which appears on the Reuters Screen LIBOR01 Page (or any applicable successor page) at approximately 11:00 a.m. (London time) on such date of determination, or if not a business day, then the immediate preceding business day (rounded upward, if necessary to the nearest 1/100th of 1%). As of September 30, 2017, the Fund’s outstanding borrowings were entirely based on the LIBOR Rate. The facility terminates on September 11, 2020, but can be accelerated in the event of default, such as failure by the Fund to make timely interest or principal payments.

Borrowings under the facility are collateralized by receivables under loans to portfolio companies advanced by the Fund with assignment of such receivables to the financial institution, plus all other assets of the Fund. Under the Amended Loan Agreement, interest is charged to the Fund based on its borrowings at, the election of the Fund, an annual rate equal to either (i) LIBOR plus 2.75%, (ii) the Reference Rate plus 1.75%, or (iii) the LIBOR Market Index Rate plus 2.75%. The Fund also pays an annual commitment fee under the Amended Loan Agreement. When the Fund is using 50% or more of the maximum amount available under the Amended Loan Agreement, the applicable commitment fee is 0.25% of the unused portion of the loan facility; otherwise, the applicable commitment fee is 0.50% of the unused portion. The Fund pays the unused line fee quarterly. The Fund will pay interest on its borrowings upon each maturity date. As of September 30, 2017 and December 31, 2016, $113.0 million and $53.0 million was outstanding under the facility, respectively.

As of September 30, 2017, the LIBOR Rate is as follows:

1 Month LIBOR	1.2322%
3 Month LIBOR	1.3339%

Bank fees and other costs of $2.1 million were incurred in connection with the facility. The bank fees and other costs incurred have been capitalized and are amortized to interest expense on a straight-line basis over the expected life of the facility. As of September 30, 2017, the remaining unamortized fees and costs of $1.6 million are being amortized over the expected life of the facility, which is expected to terminate on September 11, 2020.

The facility is revolving and as such does not have a specified repayment schedule, although advances are secured by the assets of the Fund and thus repayments will be required as assets decline. The facility contains various covenants including financial covenants related to: (i) minimum debt service coverage ratio, (ii) interest coverage ratio, (iii) maximum loan loss reserves, (iv) unfunded commitment ratio, (v) Maximum Loan Loss Test and (vi) Covenant Deferral Condition. There are also various restrictive covenants, including limitations on (i) the incurrence of liens, (ii) consolidations, mergers and asset sales, and (iii) capital expenditures. As of September 30, 2017, Management believes that the Fund was in compliance with these covenants.

The following is the summary of the outstanding facility draws as of September 30, 2017:

Roll-over/Draw Date	Amount	Maturity Date	All-In Interest Rate**
August 2, 2017	$5,000,000	10/31/2017*	4.07%
August 17, 2017	$93,000,000	10/31/2017*	4.07%
September 28, 2017	$15,000,000	11/27/2017	4.03%
TOTAL OUTSTANDING	$113,000,000

* On October 31, 2017, Management rolled over the outstanding amount to a new three month LIBOR loan, maturing on January 29, 2018 with an All-In Interest Rate of 4.13%.
** Inclusive of 2.75% applicable LIBOR margin plus LIBOR rate.
8. INTEREST RATE CAP AGREEMENT
The Fund had entered into an interest rate cap agreements with MUFG Union Bank, N.A. to cap floating interest rates at 2.00%. The purpose of the interest rate cap agreement is to protect the Fund against rising interest rates, as the Fund originates loans with fixed interest rates. The Fund continues to adjust the notional principal amount as the outstanding balance under the debt facility changes. As of September 30, 2017, the Fund had four interest cap contracts with the notional principal amount of $87.0 million. The Fund paid initial costs for the cap agreements of $113,400, which are amortized on a straight- line basis over the life of the instruments. It will receive counterparty payment when the 90-day LIBOR rate exceeds the 2.00% cap rate on each settlement date, which as of September 30, 2017 was 1.3339%. Payments, if necessary, would be made quarterly and would terminate on April 5, 2019.

The average notional amount outstanding was $87.0 million and $0.2 million for the three months ended September 30, 2017 and 2016, respectively. The average notional amount outstanding was $61.0 million for and less than $0.1 million for the nine months ended September 30, 2017 and 2016, respectively.

As of September 30, 2017 and December 31, 2016, the fair value of the Fund’s derivative financial instruments was as follows:

	Asset Derivatives
	September 30, 2017		December 31, 2016
Derivatives:	Location on Condensed Statement of Assets and Liabilities	Fair Value	Location on Condensed Statements of Assets and Liabilities	Fair Value
Interest rate cap agreement	Interest Rate Cap	$45,901	Interest Rate Cap	$117,849

For the three and nine months ended September 30, 2017 and 2016, the derivative financial instruments had the following effect on the Condensed Statements of Operations:

	Asset Derivatives
		For the Three Months Ended
Derivatives:	Location on Condensed Statement of Operations	September 30, 2017	September 30, 2016
Interest rate cap agreement	Net change in unrealized gain (loss) from investments	$289	$(10,913)

		For the Nine Months Ended
Derivatives:	Locations on Condensed statements of operations	September 30, 2017	September 30, 2016
Interest rate cap agreement	Net change in unrealized loss from investments	$(94,671)	$(10,913)
9. Tax Status
The Fund has elected to be treated as a Regulated Investment Company (“RIC”) under Subchapter M of the Internal Revenue Code (the “Code”) and operates in a manner to qualify for the tax treatment applicable to RICs. Failing to maintain at least 70% of total assets in “qualifying assets” will result in the loss of BDC status, resulting in losing its favorable tax treatment as a RIC. As of September 30, 2017, the Fund has met the BDC and RIC requirements.

To qualify for favorable tax treatment as a RIC, the Fund is required to distribute annually to its sole shareholder at least 90% of its investment company taxable income, as defined by the Code. To avoid federal excise taxes, the Fund must distribute annually at least 98% of its ordinary income and 98.2% of net capital gains from the current year and any undistributed ordinary income and net capital gains from the preceding years. The Fund, at its discretion, may carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on this income. If the Fund chooses to do so, all other things being equal, this would increase expenses and reduce the amount available to be distributed to the sole shareholder. The Fund will accrue excise tax on estimated undistributed taxable income as required. Below is a table summarizing the cost (on GAAP and tax basis) and the appreciation and depreciation of the investments reported on the Schedule of Investments in Note 3.

As of September 30, 2017

Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)	Fair Value
Loans	288,624,300	$—	(2,271,601)	$(2,271,601)	$286,352,699
Interest Rate Cap	$80,529		$(34,628)	$(34,628)	$45,901
Total	$288,704,829	$—	$(2,306,229)	$(2,306,229)	$286,398,600

As of December 31, 2016

Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)	Fair Value
Loans	$128,866,570	$—	$(3,315,913)	$(3,315,913)	$125,550,657
Interest Rate Cap	$57,806	$60,043	$—	$60,043	$117,849
Total	$128,924,376	$60,043	$(3,315,913)	$(3,255,870)	$125,668,506

Dividends from net investment income and distributions from net realized capital gains are determined in accordance with U.S. federal income tax regulations, which may differ from those amounts determined in accordance with GAAP. These book/tax differences are either temporary or permanent in nature. To the extent these differences are permanent, they are charged or credited to paid-in-capital or accumulated net realized gain (loss), as appropriate, in the period that the differences arise. Temporary and permanent differences are primarily attributable to differences in the tax treatment of certain loans and the tax characterization of income and non-deductible expenses. These differences are generally determined in conjunction with the preparation of the Fund’s annual RIC tax return.

Book and tax basis differences relating to shareholder dividends and distributions and other permanent book and tax differences are reclassified among the Fund’s capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from GAAP.

Through September 30, 2017, the Fund had no undistributed earnings. Additionally, for the nine months ended September 30, 2017, total distributions made exceeded distributable earnings by approximately $5.8 million. The Fund has the discretion to pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce the shareholder’s tax basis in its shares and no uncertain tax positions. As of September 30, 2017, the Fund had no capital loss carry forwards.

The Fund’s tax years are open to examination by federal tax authorities and California tax authorities for the years 2015 and forward.

10. FINANCIAL HIGHLIGHTS

GAAP requires disclosure of financial highlights of the Fund for the three and nine months ended September 30, 2017 and 2016. The total rate of return is defined as the return based on the change in value during the period of a theoretical investment made at the beginning of the period.  The total rate of return assumes a constant rate of return for the Fund during the period reported and weights each cash flow by the amount of time held in the Fund.  This required methodology differs from an internal rate of return.

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

The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Three Months Ended September 30, 2017	For the Three Months Ended September 30, 2016	For the Nine months ended September 30, 2017	For the Nine Months Ended September 30, 2016

Total return **	3.63%	(3.08)%	7.42%	(6.11)%

Per share amounts:
Net asset value, beginning of period	$1,247.41	$625.36	$810.72	$320.59
Net investment income gain (loss)	63.40	1.09	125.09	(14.11)
Net realized and change in unrealized loss from investments	(5.68)	(21.00)	(28.21)	(21.00)
Net increase (decrease) in net assets from operations	57.72	(19.91)	96.88	(35.11)
Distributions of income to shareholder	(58.08)	—	(87.38)	—
Return of capital to shareholder	23.82	(12.62)	(58.35)	(51.65)
Contributions from shareholder	642.50	40.00	1,151.50	399.00

Net asset value, end of period	$1,913.37	$632.83	$1,913.37	$632.83

Net assets, end of period	$191,336,744	$63,283,139	$191,336,744	$63,283,139

Ratios to average net assets:

Expenses*	8.84%	20.12%	11.90%	20.54%
Net investment income gain (loss)*	15.27%	0.68%	13.19%	(3.20)%
Portfolio Turn-over rate	0%	0%	0%	0%
Average debt outstanding	$114,675,000	$32,750,000	$91,170,000	$22,428,571
* Annualized
**Total return amounts presented above are not annualized.

11. SUBSEQUENT EVENTS
The Fund evaluated subsequent events through the date the financial statements were issued and determined that no additional subsequent events had occurred that would require accrual or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to the historical information contained herein, the information in this Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the securities laws. These forward-looking statements reflect the current view of the Fund with respect to future events and financial performance and are subject to several risks and uncertainties, many of which are beyond the Fund’s control. All statements, other than statements of historical facts included in this report, regarding the strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives of the Fund are forward-looking statements. When used in this report, the words “will”, “believe”, “anticipate”, “intend”, “estimate”, “expect”, “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. All forward-looking statements speak only as of the date of this report. The Fund does not undertake any obligation to update or revise publicly any forward-looking statements, whether resulting from new information, future events or otherwise.

The reader of this Quarterly Report should understand that all such forward-looking statements are subject to various uncertainties and risks that could affect their outcome. The Fund’s actual results could differ materially from those suggested by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, variances in the actual versus projected growth in assets, return on assets, loan losses, expenses, rates charged on loans and earned on securities investments, competition and macro-economic changes including inflation, interest rate expectations, among other factors. This entire Quarterly Report should be read to put such forward-looking statements in context and to gain a more complete understanding of the uncertainties and risks involved in the Fund’s business.

Overview

The Fund is 100% owned by the Company. The Fund’s shares of Common Stock, at $0.001 par value, were sold to its sole shareholder, the Company, under a stock purchase agreement. The Fund has issued 100,000 of the Fund’s 10,000,000 authorized shares. The Company may make additional capital contributions to the Fund.

The Fund is a financial services company providing financing and advisory services to a variety of carefully selected venture-backed companies primarily throughout the United States with a focus on growth oriented companies. The Fund’s portfolio is well diversified and consists of companies in the communications, information services, media, and technology, including software and technology-enabled business services, bio-technology, and medical devices industry sectors, among others. The Fund’s capital is generally used by its portfolio companies to finance acquisitions of fixed assets and working capital. On August 31, 2015, the Fund completed its first closing of capital contributions. On September 1, 2015, the Fund made its first investments, and became a non-diversified, closed-end investment company that elected to be treated as a business development company under the Investment Company Act of 1940. The Fund elected to be treated for federal income tax purposes as a RIC under the Code with the filing of its 2016 tax return. Pursuant to this election, the Fund generally will not have to pay corporate-level taxes on any income it distributes to the Company as dividends, allowing the Company to substantially reduce or eliminate its corporate-level tax liability.

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

The Fund’s investment objective is to achieve superior risk adjusted investment returns and the Fund seeks to achieve its investment objective by providing debt financing to portfolio companies. Since inception, the Fund’s investing activities have focused primarily on private debt securities. In connection with its portfolio investments, the Fund generally receives warrants to acquire equity securities in connection with its portfolio investments. It is anticipated that such warrants will be distributed by the Fund to the Company simultaneously with, or shortly following, their acquisition. The Fund also has guidelines for the percentages of total assets which will be invested in different types of assets.

The portfolio investments of the Fund will primarily consist of debt financing to venture capital backed technology companies. The borrower’s ability to repay its loans may be adversely impacted by a variety of factors and, as a result, the loan may not be fully be repaid. Furthermore, the Fund’s security interest in any collateral over the borrower’s assets may be insufficient to make up any shortfall in payments.

 Transactions with Venture Lending & Leasing VII, Inc. (“Fund VII”)

The Manager also serves as investment manager for Fund VII, which has now stopped making new investment commitments, but continues to fund its commitment backlog. The Fund will continue to invest in each portfolio company in which Fund VII invests, so long as prior to any such investment, the Board of Directors of Fund VII and the Fund receive a memorandum summarizing the proposed investment and do not object to such investment. The amount of each investment will be allocated between the Fund and Fund VII in accordance with the decisions of their respective Board of Directors.

To the extent that clients, other than Fund VII, advised by the Manager (but in which the Manager has no proprietary interest) invest in opportunities available to the Fund, the Manager will allocate such opportunities among the Fund and such other clients in a manner deemed fair and equitable considering all the circumstances in accordance with procedures approved by the Fund’s Board (including a majority of the disinterested directors).

Critical Accounting Policies
Critical Accounting Policies and Practices are those accounting policies and practices that are both the most important to the portrayal of the Fund’s net assets and results of operations and require the most difficult, subjective or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain. Critical accounting estimates are accounting estimates where the nature of the estimates are material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and the impact of the estimates on net assets or operating performance is material.
In evaluating the most critical accounting policies and estimates, the Manager has identified the estimation of fair value of the Fund’s loan investments as the most critical of the accounting policies and accounting estimates applied to the Fund’s reporting of net assets or operating performance. In accordance with GAAP, the Fund defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date; that is, an exit price. The exit price assumes the asset or liability was exchanged in an orderly transaction; it was not a forced liquidation or distressed sale. There is no secondary market for the loans made by the Fund to borrowers, hence Management determines fair value based on hypothetical market and the estimates are subject to high levels of judgment and uncertainty. The Fund’s loan investments are considered Level 3 fair value measurements in the fair value hierarchy due to the lack of observability over many of the important inputs used in determining fair value.
Critical judgments and inputs in determining the fair value of a loan include payment history, available cash and “burn rate,” revenues, net income or loss, operating results, financial strength of borrower, prospects for the borrower’s raising future equity rounds, likelihood of sale or acquisition of the borrower, length of expected holding period of the loan, collateral position, the timing and amount of liquidation of collateral for loans that are experiencing significant credit deterioration and collection becomes collateral dependent as well as an evaluation of the general interest rate environment. Management has evaluated these factors and has concluded that the effect of a deterioration in the quality of the underlying collateral, increase in the size of the loan, increase in the estimated time to recovery, and increase in the hypothetical market coupon rate would have the effect of decreasing the fair value of loan investments. The risk profile of a loan changes when events occur that impact the credit analysis of the borrower and the loan. Such changes result in the fair value being adjusted from par value of the individual loan. Where the risk profile is consistent with the original underwriting, the par value of the loan often approximates fair value.

The actual value of the loans may differ from management’s estimates, which would affect net change in net assets resulting from operations as well as assets.

Results of Operations - For the three and nine months ended September 30, 2017 and 2016

Total investment income for the three months ended September 30, 2017 and 2016 was $10.0 million and $3.3 million, respectively which primarily consisted of interest on the venture loans outstanding. The remaining income consisted of interest and dividends on the temporary investment of cash and forfeited commitment fees and warrants. The income was primarily driven by the level of average loans outstanding for the three months ended September 30, 2017 and 2016 of $259.0 million and $87.3 million, respectively.

Total investment income for the nine months ended September 30, 2017 and 2016 was $23.8 million and $7.7 million, which primarily consisted of interest on the venture loans outstanding. The remaining income consisted of interest and dividends on the temporary investment of cash and forfeited commitment fees and warrants. The income was primarily driven by the level of average loans outstanding for the nine months ended September 30, 2017 and 2016 of $200.6 million and $64.2 million, respectively.

Management fees are calculated based on the Company’s committed capital for the first two years of the Fund’s life and thereafter as a percentage of Fund assets. Management fees were $2.3 million and $2.6 million for the three months ended September 30, 2017 and 2016. Until August 11, 2017, management fees were calculated as 2.5 percent of the committed capital of the Company. Starting on August 12, 2017, management fees were calculated as 2.5 percent of the Fund’s total assets.

Management fees are calculated based on the Company’s committed capital for the first two years of the Fund’s life and thereafter as a percentage of Fund assets. Management fees were $7.5 million for the nine months ended September 30, 2017 and $7.9 million for the nine months ended September 30, 2016. Until August 11, 2017, management fees were calculated as 2.5 percent of the committed capital of the Company. Starting on August 12, 2017, management fees were calculated as 2.5 percent of the Fund’s total assets.

Interest expense was $1.3 million and $0.5 million for the three months ended September 30, 2017 and 2016, respectively. Interest expense was comprised of amounts related to interest on debt amounts drawn down, unused line fees and amounts amortized from deferred fees incurred in conjunction with the debt line. Interest expenses increased primarily due to an increase in average outstanding debt from $32.8 million in 2016 to $114.7 million in 2017.

Interest expense was $3.1 million and $0.9 million for the nine months ended September 30, 2017 and 2016, respectively. Interest expense was comprised of amounts related to interest on debt amounts drawn down, unused line fees and amounts amortized from deferred fees incurred in conjunction with the debt line. Interest expenses increased primarily due to an increase in average outstanding debt from $22.4 million in 2016 to $91.2 million in 2017.

The banking and professional fees were less than $0.1 million for the three months ended September 30, 2017 and 2016, respectively. The banking and professional fees were comprised of legal, audit, banking and other professional fees.

The banking and professional fees were $0.2 million for the nine months ended September 30, 2017 and 2016, respectively. The banking and professional fees were comprised of legal, audit, banking and other professional fees.

Total other operating expenses were less than $0.1 million for the three months ended September 30, 2017 and 2016, respectively. Operating expenses decreased due to the absence of the expenses associated with the liquidation of certain portfolio investments compared to prior quarter.

    Total other operating expenses were $0.4 million and less than $0.1 million for the nine months ended September 30, 2017 and 2016, respectively. Operating expenses increased due to the increase in expenses associated with the liquidation of certain portfolio investments compared to prior quarter.

Net investment income for the three months ended September 30, 2017 and 2016, was $6.3 million and $0.1 million, respectively.

Net investment income (loss) for the nine months ended September 30, 2017 and 2016, was $12.5 million and $(1.4) million, respectively.

Total net realized loss from investments was $0.5 million and $0 for the three months ended September 30, 2017 and 2016, respectively.

Total net realized loss from investments was $3.8 million and $0 for the nine months ended September 30, 2017 and 2016, respectively.

Net change in unrealized loss from investments was less than $0.1 million and $2.1 million for the three months ended September 30, 2017 and 2016, respectively. The unrealized loss consists of fair market value adjustments to loans and interest rate cap.

Net change in unrealized gain (loss) from investments was $0.9 million and $(2.1) million for the nine months ended September 30, 2017 and 2016, respectively. The unrealized loss consists of fair market value adjustments to loans and interest rate cap.

Net increase (decrease) in net assets resulting from operations for the three months ended September 30, 2017 and 2016, was $5.8 million and $(2.0) million, respectively. On a per share basis, the net decrease in net assets resulting from operations was $57.72 and $(19.91), respectively.

Net increase (decrease) in net assets resulting from operations for the nine months ended September 30, 2017 and 2016, was $9.7 million and $(3.5) million, respectively. On a per share basis, the net decrease in net assets resulting from operations was $96.88 and $(35.11), respectively.

Liquidity and Capital Resources – September 30, 2017 and December 31, 2016

Total capital contributed to the Fund was $213.1 million and $97.9 million as of September 30, 2017 and December 31, 2016, respectively. Committed capital to the Company as of September 30, 2017 and December 31, 2016 was $423.6 million, of which $249.9 million and $116.5 million had been called as of September 30, 2017 and December 31, 2016, respectively.  The remaining $173.7 million of committed capital outstanding as of September 30, 2017 expires on the Fund’s fifth anniversary, August 20, 2020 after which time no further capital can be called. However, the Management is permitted to extend the Fund’s investment period by up to two (2) additional calendar quarters in its sole and absolute discretion.

On April 5, 2016, the Fund established the “Loan Agreement” led by Wells Fargo Bank, N.A. and MUFG Union Bank, N.A. in an initial amount of up to $150,000,000. On September 11, 2017, the Loan Agreement was amendmend (the “Amended Loan Agreement”). In September 2017, the borrowing availability thereunder was increased to $280,000,000. Borrowings by the Fund are collateralized by all the assets of the Fund. Loans under the facility may be, at the option of the Fund, a Reference Rate Loan, a LIBOR Rate Loan, or a LIBOR Market Index Rate Loan. The Fund will pay interest on its borrowings, and will also pay a fee on the unused portion of the facility.

The facility terminates on September 11, 2020, but can be accelerated in the event of default, such as failure by the Fund to make timely interest or principal payments. As of September 30, 2017, $113.0 million is outstanding under the facility.

     As of September 30, 2017 and December 31, 2016, 5.0% and 7.1%, respectively, of the Fund’s assets consisted of cash and cash equivalents. For the nine months ended September 30, 2017, the Fund invested its assets in entirely in venture loans and disbursed under the Fund’s loan commitments approximately $209.7 million. Net loan amounts outstanding after amortization increased by approximately $160.8 million for the same period. Unexpired, unfunded commitments totaled approximately $75.1 million as of September 30, 2017.

As of	Cumulative Amount Disbursed	Principal Reductions and Fair Market Adjustments	Balance Outstanding - Fair Value	Unexpired Unfunded Commitments
September 30, 2017	$352.5 million	$66.1 million	$286.4 million	$75.1 million
December 31, 2016	$142.8 million	$17.2 million	$125.6 million	$53.4 million

Because venture loans are privately negotiated transactions, investments in these assets are relatively illiquid. It is the Management’s experience that not all unfunded commitments will be used by borrowers.

The Fund seeks to meet the requirements to qualify for the special pass-through status available to RICs under the Code, and thus to be relieved of federal income tax on that part of its net investment income and realized capital gains that it distributes to its shareholder. To qualify as a RIC, the Fund must distribute to its shareholder for each taxable year at least 90% of its investment company taxable income (consisting generally of net investment income and net short-term capital gain) (“Distribution Requirement”). To the extent that the terms of the Fund’s venture loans provide for the receipt by the Fund of additional interest at the end of the loan term or provide for the receipt by the Fund of a purchase price for the asset at the end of the loan term (“residual income”), the Fund would be required to accrue such residual income over the life of the loan, and to include such accrued undistributed income in its gross income for each taxable year even if it receives no portion of such residual income in that year. Thus, in order to meet the Distribution Requirement and avoid payment of income taxes or an excise tax on undistributed income, the Fund may be required in a particular year to distribute as a dividend an amount in excess of the total amount of income it actually receives. Those distributions will be made from the Fund’s cash assets, from amounts received through amortization of loans or from borrowed funds.

As of September 30, 2017, the Fund has adequate cash reserves of $15.4 million and approximately $91.9 million in scheduled receivable payments over the next twelve months. Additionally the Fund has access to uncalled capital of $173.7 million as a liquidity source and the unused portion of the revolving credit facility. These amounts are sufficient to meet the current commitment backlog and operational expenses of the next year. The Fund regularly evaluates potential future liquidity resources and demands before making additional future commitments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Fund’s business activities contain elements of risk of which Management considers interest rate and credit risk to be the principal types of risk. Because the Fund considers the management of risk essential to conducting its business and to maintaining profitability, the Fund’s risk management procedures are designed to identify and analyze the Fund’s risks, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs.

The Fund manages its market risk by maintaining a portfolio that is diverse by industry, size of investment, stage of development, and borrower.  The Fund has limited exposure to public market price fluctuations as the Fund primarily invests in private business enterprises and distributes all equity investments upon receipt to the Company.

The Fund’s investments are subject to market risk based on several factors, including, but not limited to, the borrower’s credit history, available cash, support of the borrower’s underlying investors, available liquidity, “burn rate”, revenue income, security interest, secondary markets for collateral, the size of the loan, and term of the loan, and the ability to exit via Initial Public Offering or Merger and Acquisition.

The Fund’s exposure to interest rate sensitivity is regularly monitored and analyzed by measuring the characteristics of assets and liabilities. The Fund utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates. At September 30, 2017, the outstanding debt balance was $113.0 million with interest expense based on a weighted average rate of 1.31%, for which the Fund had an interest rate cap in place at 2.00% on $87.0 million of outstanding debt, leaving the Fund’s maximum exposure to interest rate sensitivity at 0.69% on the capped position of the outstanding debt balance, which the Manager does not believe is material to the financial statements. The Fund has no interest rate protection for the remaining $26.0 million uncapped portion.
Because the Fund’s loans all impose a fixed interest rate upon funding, changes in short-term interest rates will not directly affect interest income associated with the loan portfolio as of September 30, 2017. However, those changes could have the potential to change the Fund’s ability to originate loan commitments, acquire and renew bank facilities, and engage in other investment activities. Further, changes in short-term interest rates also could affect interest rate expense, realized gain from investments and interest on the Fund’s short-term investments.
Based on the Fund’s Condensed Statement of Assets and Liabilities as of September 30, 2017, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in investments, borrowings, cash balances, and interest rate hedges.

Effect of Interest rate change by	Other Interest and Other Income/(Loss)	Realized Gain on the Cap	Interest Income/(Expense)	Total Income/(Loss)
(0.50)%	$(76,769)	—	$565,000	$488,231
1%	$153,537	273,781	$(1,130,000)	$(702,682)
2%	$307,075	1,143,781	$(2,260,000)	$(809,145)
3%	$460,612	2,013,781	$(3,390,000)	$(915,608)
4%	$614,149	2,883,781	$(4,520,000)	$(1,022,070)
5%	$767,686	3,753,781	$(5,650,000)	$(1,128,533)
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
Because the Fund currently borrows, its net investment income is highly dependent upon the difference between the rate at which it borrows and the rate at which it invests the amounts borrowed. Accordingly, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on the Fund’s investment activities and net investment income. The Fund’s exposure to movement in short-term interest rates stems from the Fund borrowing at a floating interest rate but then making loans with a fixed rate at the time the loans are extended. The Fund, therefore, attempts to limit its interest rate risk by acquiring interest rate caps, and anticipates hedging interest rate risk associated with future borrowings.

Item 4.  Controls and Procedures:

Evaluation of Disclosure Controls and Procedures:

As of the end of the period covered by this quarterly report on Form 10-Q, the Fund’s chief executive officer and chief financial officer conducted an evaluation of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934). Based upon this evaluation, the Fund’s chief executive officer and chief financial officer concluded that the Fund’s disclosure controls and procedures were effective in timely alerting them of any material information relating to the Fund that is required to be disclosed by the Fund in the reports it files or submits under the Securities Exchange Act of 1934.

Changes in Internal Controls:

There were no material changes in the Fund’s internal controls or in other factors that could materially affect these controls during the period covered by this quarterly report on Form 10-Q.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

The Fund may become party to certain lawsuits from time to time in the normal course of business. While the outcome of any legal proceedings cannot now be predicted with certainty, the Fund does not expect any such proceedings will have a material effect upon the Fund’s financial condition or results of operation. Management is not aware of any pending legal proceedings involving the Fund.

Item 1A. Risk Factors

See item 1A - “Risk Factors”’ in the Fund’s 2016 Annual Report on Form 10-K for a detailed description of the risks attendant to the Fund and its business. There were no material changes to these factors during the three and nine months ended September 30, 2017.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Prior to the Fund’s commencement of operations on August 12, 2015, the Fund sold 100,000 shares to the Fund’s sole shareholder, the Company, for $25,000 in July 2015.  No other shares of the Fund have been sold; however, the Fund received an additional $213.1 million of paid in capital during the period from August 12, 2015, commencement of operations, through September 30, 2017, which is expected to be used to acquire venture loans and fund operations.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Issues

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description
3(i)
Articles of Incorporation of the Fund as filed with the Maryland Secretary of State on May 6, 2015, incorporated by reference to the Fund’s Form 10 filed with the Securities and Exchange Commission on May 29, 2015.

3(ii)	Bylaws of the Fund, incorporated by reference to the Fund’s Form 10 filed with the Securities and Exchange Commission on May 29, 2015.
4.1
Form of Purchase Agreement between the Fund and the Company, incorporated by reference to the Fund’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on May 29, 2015.

31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Rules 13a -14(a) and 15d-14(a) Certification).
31.2	Chief Financial Officer certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Rules 13a -14(a) and 15d-14(a) Certification).
32.1	Chief Executive Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Section 1350 Certification).
32.2	Chief Financial Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Section 1350 Certification).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

VENTURE LENDING & LEASING VIII, INC.
(Registrant)

By:	/s/ Maurice C. Werdegar	By:	/s/ Martin D. Eng
Maurice C. Werdegar		Martin D. Eng
President and Chief Executive Officer		Chief Financial Officer
Date:	November 13, 2017	Date:	November 13, 2017

EXHIBIT INDEX

Exhibit Number	Description
31.1-32.2	Certifications pursuant to The Sarbanes-Oxley Act of 2002.