Form 10-K
period 2017-12-31
Venture Lending & Leasing VIII, Inc.
filed 2018-03-16
CIK 1642862

FORM 10-K
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2017
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

Securities Registered Pursuant to Section 12(b) of the Act: None
Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]
Indicate by check mark whether the registrant has (i) filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendment to this Form 10-K: [X]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging marked company..  See definitions of “accelerated filer”, large accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [x]	Smaller reporting company [ ]	Emerging growth company [x]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act: [X]

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [ ] No [X]
As the registrant's shares are not publicly-traded, the aggregate market value of the voting stock held by non-affiliates of the registrant cannot be determined.
The number of shares outstanding of each of the issuer's classes of common stock, as of March 16, 2018 was 100,000.

Documents Incorporated by Reference

Document Description		10-K Part
Specifically Identified Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held	May 9, 2018	III

PART I.

ITEM 1.	BUSINESS
Introduction.
Venture Lending & Leasing VIII, Inc. (the “Fund”) was incorporated in Maryland on May 6, 2015, as a non-diversified, closed-end management investment company electing status as a business development company (“BDC”) under the Investment Company Act of 1940 (“1940 Act”).  The Fund is a wholly owned subsidiary of Venture Lending & Leasing VIII, LLC, a Delaware limited liability company (the “Company”).  The Fund's investment objective is to achieve a superior risk-adjusted investment return. The Fund will primarily provide debt financing to carefully selected venture capital-backed companies, generally in the form of secured loans. Secondarily, the Fund may invest in special situations, which are expected to consist principally of convertible and subordinated debt instruments of public and late-stage private companies. In most cases, the Fund will receive warrants to acquire equity securities of the companies in which the Fund invests in connection with the Fund's loans. Prior to commencing its operations on August 12, 2015, the Fund had no operations other than the sale of 100,000 shares of common stock, $0.001 par value to the Company for $25,000 in July 2015. As of December 31, 2017, the Fund meets the requirements, including diversification requirements, to qualify as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986.
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
As a BDC, the Fund must invest at least 70% of its total assets in qualifying assets (“Qualifying Assets”) consisting of (a) interests in Eligible Portfolio Companies and (b) certain other assets including cash and cash equivalents. An "Eligible Portfolio Company" is a United States company that is not an investment company, as defined, or excluded from the definition of an investment company in Section 3 of the 1940 Act, and that either: (i) does not have a class of securities listed on a national securities exchange, or does have a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million; or (ii) is actively controlled by a BDC and has an affiliate of a BDC on the Eligible Portfolio Company’s Board of Directors; or (iii) has total assets of not more than $4 million and capital and surplus of not less than $2 million; or (iv) meets such other criteria as may be established by the Securities and Exchange Commission ("SEC"). Control under the 1940 Act is presumed to exist where a BDC owns more than 25% of the outstanding voting securities of the Eligible Portfolio Company. Also included in Qualifying Assets are follow-on investments in a company that met the definition of Eligible Portfolio Company at the time of the Fund’s initial investment, but subsequently does not meet such definition because it has a class of securities listed on a national securities exchange, if, at the time of the follow-on investment, the Fund (a) owns at least 50% of (i) the greatest number of equity securities of such company, including securities convertible into or exchangeable for such securities, and (ii) the greatest amount of certain debt securities of such company held by the Fund at any time during the period when such company was an Eligible Portfolio Company, and (b) is one of the twenty largest holders of record of the company’s outstanding voting securities. The Fund may invest up to 30% of its total assets in non-Qualifying Assets, including interests in companies that are not Eligible Portfolio Companies (for example, because the company’s securities are quoted on the NASDAQ Global Market (“NASDAQ”)) and Eligible Portfolio Companies as to which the Fund does not offer to make available significant managerial assistance. As of December 31, 2017, the percentage of non-qualifying investments in the Fund was 9.5%.
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
"Making available significant managerial assistance" is defined under the 1940 Act, in relevant part, as (i) an arrangement whereby the BDC, through its officers, directors, employees or general partners, offers to provide and, if accepted, does provide, significant guidance and counsel concerning the management, operations or business objectives of a portfolio company; or (ii) the exercise by a BDC of a controlling influence over the management or polices of the portfolio company by the BDC acting individually or as part of a group acting together which controls the portfolio company.  The officers of the Fund intend to offer to provide managerial assistance, including advice on equipment acquisition and financing, cash flow and expense management, general financing opportunities, acquisition opportunities and opportunities to access the public securities markets, to the great majority of companies to whom the Fund provides venture loans.  In some instances, directors of the Fund might serve on the Board of Directors or as officers of borrowers.
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
Warrants. The Fund generally will acquire warrants to purchase equity securities of the borrower in connection with financings. It is anticipated that such warrants, generally, will be distributed by the Fund to the Company simultaneously with, or shortly following, their acquisition. The terms of the warrants, including the expiration date, exercise price, and terms of the equity security for which the warrant may be exercised, will be negotiated individually with each borrower, and will likely be affected by the price and terms of securities issued by the company to its venture capitalists and other holders in equity financings close in time to the Fund’s making of the loan commitment. Based upon the Manager's past experience, it is anticipated that most warrants will be exercisable for a term of five to ten years, and will have an exercise price based upon the price at which the borrower most recently issued equity securities or, if a new equity offering is anticipated, the future price of such equity securities (and sometimes a “blended price”). In certain transactions, it is anticipated that warrants will be issued with an exercise price that is waived in connection with an initial public offering or acquisition. The equity securities for which the warrant will be exercised generally will be convertible preferred stock (of which there may be one or more classes) or common stock. Substantially all the warrants and underlying equity securities will be restricted securities under the 1933 Act at the time of issuance; the Fund generally negotiates registration rights with the borrower that may provide “piggyback” and S-3 registration rights, which permit the owner of the warrant under certain circumstances to include some or all of the securities that will be acquired upon exercise of the warrant in a registration statement filed by the borrower. The Fund generally will negotiate “net issuance” provisions in the warrants, which allow the owner of the warrant to exercise the warrant without payment of any cash, and thereby receive a net number of shares determined by the increase in the value of the issuer’s stock (at the time of exercise) above the exercise price stated in the warrant.
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

Investment Guidelines.  In selecting investments for the Fund's portfolio, Westech Investment Advisors LLC (the “Manager”) will endeavor to meet the investment guidelines established and approved by the Fund's Board of Directors.  The Fund may, however, make investments that do not conform to one or more of these guidelines when deemed appropriate by the Manager.  Such investments might be made if the Manager believes that a failure to conform in one area is offset by exceptional strength in another or is compensated for by a higher yield, favorable warrant issuance or other attractive transaction terms or features.
Stage of Development Guidelines. The Manager will seek to diversify the Fund's portfolio based on the development stage of the companies in which it invests. Generally venture-backed companies fall into several lifecycle stages including the following:

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

Quality Guidelines. The Manager will seek to invest the majority of the Fund's aggregate investments (determined cumulatively over the life of the Fund) in investments that meet many of the following guidelines:

Company Guidelines.

•The company has a minimum capitalization of at least $1 million.

•	The company has at least six months' available cash to fund its operations or indications from its equity investors that they will make investments necessary to provide such cash.

•	The company’s equity investors have indicated a current intention to make additional equity financing available to the company, or the company has forecasted positive cash flow.

•	The company’s business plan contemplates sales of at least $25 million within five years.

•	The company has previously closed equity financing, or will close equity financing prior to the funding of the loan.

Transaction Guidelines for Loans.

•The term of the loan does not exceed 60 months, and does not extend beyond December 31, 2025.

•	Debt service requirements of the loan are, in the opinion of the Manager, not likely to become an impediment to the company raising additional capital.

•	The loan is secured by all or substantially all of the borrower's assets.

Equity Venture Capital Support Guidelines.

•	The company’s equity investors have (i) in the opinion of the Manager, significant venture capital and/or industry experience, and (ii) follow-on capital to support the company.

Special Situations. The Manager may invest up to 20% of the Fund’s aggregate investments determined cumulatively over the life of the Fund in special situation investments. Such special situations could include investments targeted towards late-stage or public companies seeking additional growth capital to expand product offerings, increase market penetration or fund strategic acquisitions of other companies or technology. In these situations, the Fund would only consider investing in this special situation debt if it determined it to be of equivalent or better quality as compared to a senior secured loan made to the Fund’s more typical portfolio companies. Further, the Fund may also choose to subordinate existing outstanding debt as part of a restructuring or work-out arrangement in order to allow the company to successfully complete a transaction such as an acquisition or round of financing. There can be no assurance that the subordination will work to the benefit of the Fund. The Manager will target companies whose cash flow from operations and cash reserves are expected to service the Fund’s investment on a current basis. Investments may be structured as senior debt, convertible debt, or other debt/equity structures. In addition, special situations could include investments in a “troubled” company undergoing a restructuring or recapitalization of its existing debt or equity, and making investments in subordinated debt, providing bridge financing to a company which is in the process of raising additional private equity, planning an initial public offering or is seeking to enter into a business combination through which it would be acquired. From inception through December 31, 2017, the Fund has made no special situation investments.

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

Until September 30, 2019, ("Investment Ramp down Date"), the Fund may make loan commitments to reinvest the proceeds of matured, repaid or resold investments, net of required distributions to its shareholder, principal payments on borrowings and expenses or other obligations of the Fund, in new loans. The Manager shall be permitted to extend the Investment Period by up to two (2) additional calendar quarters in its sole and absolute discretion. Following the end of the commitment period, the Fund will begin to distribute to investors all proceeds received from principal payments and sales of investments, net of reserves and expenses, principal repayments on the Fund's borrowings, amounts required to fund financing commitments entered into before such date, and any amounts paid on exercise of warrants.  Distributions of such amounts are likely to cause annual distributions to exceed the earnings and profits of the Fund available for distribution, in which case such excess will be considered a tax-free return of capital to a shareholder to the extent of the shareholder's adjusted basis in its shares and then as capital gain.  The Fund may borrow money to fund shareholder distributions, to the extent consistent with the 1940 Act and a prudent capital structure.
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
The Fund will be wholly dependent for the selection, structuring, closing and monitoring of its investments on the diligence and skill of the Manager, acting under the supervision of the Fund’s Board of Directors. Although the operating principals of the Manager have a long history of combined experience in investing in venture lending transactions and equity investments, there can be no assurance that the Fund will attain its investment objective. Furthermore, the Manager does not have substantial experience investing in special situations such as convertible and subordinated debt of public and late-stage private companies. The officers of the Manager will have primary responsibility for the selection of the companies in which the Fund will invest, the negotiation of the terms of such investments and the monitoring of such investments after they are made. Although the officers of the Manager intend to devote such time as is necessary to the affairs of the Fund, they are not required to devote full time to the management of the Fund. Furthermore, there can be no assurance that any officer will remain associated with the Manager or that, if an officer ceased to be associated with the Manager, the Manager would be able to find a qualified person or persons to fill the position.
Illiquid and Long-Term Investment.  After the fourth anniversary following the first closing of the Company's offering of membership interests, the Fund will cease to make new equity investments as well as investments in venture loans (except pursuant to commitments made before the fourth anniversary, or if applicable, the extended commitment date (up to 2 calendar quarters), following the first closing of the Company's offering of membership interest) and will distribute to its shareholder all proceeds received from principal payments and sales net of: (i) reserves and expenses; (ii) principal repayments on the Fund's borrowings; (iii) amounts required to fund financing commitments entered into before such fourth anniversary, or if applicable, the extended commitment date; and (iv) any amounts paid on exercise of warrants or otherwise paid to protect the value of existing investments (including, for example, pay-to-play provisions and purchases of equity securities in “down rounds” to avoid dilution). The Fund's Articles of Incorporation provide that, on December 31, 2025, the Fund automatically will be dissolved without any action by its shareholder. From and after such dissolution, the Fund's activities will be limited to the winding-up of its affairs, the liquidation of its remaining assets and the distribution of the net proceeds thereof to its shareholder. Although the Fund generally would not make any loan with a stated maturity date later than December 31, 2025, it is possible that, due to a default by a borrower or a transaction restructuring due to a borrower's financial difficulties, such a loan may remain outstanding in whole or in part beyond its original maturity date. Furthermore, the Fund may not be able to sell warrants it receives from borrowers, or the equity securities (including those received upon exercise of warrants or conversion of debt instruments or in connection with restructuring of a troubled loan), to the extent those investments were retained by the Fund and not distributed earlier to its shareholder, for a significant period of time due to legal or contractual restrictions on resale or the absence of a liquid secondary market. As a result, the liquidation process might not be completed for a significant period after the Fund's dissolution. In addition, it is possible that, if certain of the Fund's assets are not liquidated within a reasonable time after the Fund's dissolution, the Fund may elect to make a distribution in kind of all or part of such assets to its shareholders. In such case, the shareholders would bear any expenses attendant to the liquidation of such assets.
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
Leverage.  The Fund currently borrows and intends to continue to borrow money from and issue debt securities to banks, insurance companies, and other lenders to obtain additional funds to originate venture loans, if such borrowings are available on terms that are acceptable to the Manager and Board of Directors of the Fund.
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
Lenders are also expected to require that the Fund agree to loan covenants limiting the Fund’s ability to incur additional debt or otherwise limiting the Fund’s flexibility, and loan agreements may provide for acceleration of the maturity of the indebtedness if certain financial tests are not met. To minimize risks associated with borrowing money at floating rates and lending money at fixed rates, the Fund may enter into interest rate hedging transactions with respect to all or any portion of the Fund’s borrowings. There can be no assurance that such interest rate hedging transactions will be available in forms acceptable to the Fund. In addition, entering into interest rate hedging transactions increases costs to the Fund. Finally, it is possible that the Fund could incur losses from being “over hedged,” which would result if the debt that was hedged is repaid faster than expected.
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
Tax Status.  The Fund must meet several requirements, described herein under the caption “Federal Income Taxation,” to qualify for the pass-through status as a RIC and, if qualified, to continue to so qualify. For example, the Fund must meet specified asset diversification standards under the Internal Revenue Code which might prove difficult if certain borrowers with larger commitments drew on their committed financing at a rate faster than other borrowers to whom smaller commitments were made, particularly during the early periods of the Fund’s operations. If the Fund experiences difficulty in meeting the diversification requirement for any fiscal quarter of its taxable year, it might need to accelerate capital calls or, if available, borrowings in order to increase the portion of the Fund’s total assets represented by cash, cash items, and U.S. government securities as of the close of the following fiscal quarter and thus attempt to meet the diversification requirement. The Fund, however, would incur additional interest and other expenses in connection with any such accelerated borrowings, and increased investments by the Fund in cash, cash items, and U.S. government securities (whether the funds to make such investments are derived from called equity capital or from accelerated borrowings) are likely to reduce the Fund’s return. Furthermore, there can be no assurance that the Fund would be able to meet the diversification requirements through such actions. Failure to qualify as a RIC would deny the Fund pass-through status and, in a year in which the Fund has taxable income, would have a significant adverse effect on the return of the Fund. Tax laws are dynamic and either in the U.S. or foreign jurisdictions could change causing a different than expected outcome.
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
Allocation of Expenses.  If the Fund is not deemed to be engaged in a trade or business, individuals and certain other persons who are members of the Company will be required to include in their gross income an amount of certain Fund expenses relating to the production of gross income that are allocable to the Company. These members, therefore, will be deemed to receive gross income from the Fund in excess of the distributions they actually receive. Such allocated expenses may be deductible by an individual Member as a miscellaneous itemized deduction, for 2017 subject to the limitation on miscellaneous itemized deductions not exceeding 2.0% of adjusted gross income to the extent the Fund is not engaged in a trade or business. However, for the years 2018 through 2025, no deduction for such expense would be allowed. For the tax years 2026 and beyond, the provision will expire and the expenses would be deductible under the pre-2018 law as currently written.
Calculation of Management Fee. As compensation for its services to the Fund for the two-year period that commenced with the first capital closing, which took place on August 8, 2015, the Manager received a management fee (“Management Fee”) computed and paid at the end of each quarter at an annual rate of 2.5% of the Company's committed equity capital (regardless of when or if the capital was called) as of the last day of each fiscal quarter . Following this two-year period, starting on August 12,2017, Management Fees are calculated and paid at the end of each quarter at an annual rate of 2.5% of the Fund's total assets (including amounts derived from borrowed funds) as of the last day of each quarter.

Risks Related to Cyber Security. Increased reliance on technology by both, the Fund and its service providers have resulted in increased risks posed to their respective information systems. The Fund and its service providers are susceptible to cyber-security risks including, among other things, theft, unauthorized monitoring, release, misuse, loss, destruction or corruption of confidential and highly restricted data; denial of service attacks; unauthorized access to relevant systems; compromises to networks or devices that the Fund and its service providers use to service the Fund’s operations; or operational disruption or failures in the physical infrastructure or operating systems that support the Fund and its service providers. Cyber-attacks against or security breakdowns of the Fund or its service providers may adversely impact the Fund and its shareholders, potentially resulting in, among other things, financial losses; the inability of Fund shareholders to transact business and the Fund to process transactions; inability to calculate a Portfolio’s NAV; violations of applicable privacy and other laws; regulatory fines, penalties, reputational damage, reimbursement or other compensation costs; and/or additional compliance costs. The Fund may incur additional costs for cyber security risk management and remediation purposes. In addition, cyber security risks may also impact issuers of securities in which a Portfolio invests, which may cause a Portfolio’s investment in such issuers to lose value. There can be no assurance that the Fund or its service providers will not suffer losses relating to cyber-attacks or other information security breaches in the future.
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
Foreign Currency & Exchange Rate Risks. Fund assets and income may be denominated in various currencies. Contributions and distributions, however, will be denominated in U.S. dollars. As a result, the return of the Fund on any investment may be adversely affected by fluctuations in currency exchange rates, any future imposed devaluations of local currencies, inflationary pressures, and the success of the investment itself. In addition, the Fund may incur costs related to conversions between various currencies.

Accounting & Disclosure Standards. Accounting, auditing, financial, and other reporting standards, practices, and disclosure requirements in countries in which the Fund may invest are not necessarily equivalent to those required under United States Generally Accepted Accounting Principles (“U.S. GAAP”). Accordingly, less information may be available to investors.
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

Financial Market Risk. The ability of the Fund to provide an acceptable return may be adversely affected by economic factors to which the market place is subject. Additionally, market turmoil could have a deleterious effect on the Company's investors which could impede the ability to provide capital to the Fund. This could impair the Fund's ability to honor commitments to lend, pay expenses of the Fund, or repay the Fund's loans. The volatility in the global financial markets reached unprecedented levels during 2008 and 2009, and continued for some period thereafter (albeit to a lesser extent) may recur in the future. This and other types of market turmoil could have a material adverse effect on the Fund’s business and operations. The tightening of the credit markets could impair the Fund’s ability to either acquire or utilize leverage to maximize the return it achieves on investments.
It is possible that market conditions could decrease the demand for venture loans, especially where the U.S. and global economic conditions deteriorated and remained weak for an extended period of time. Furthermore, market conditions could also adversely impact either or both the ability of the Fund’s borrowers to meet their obligations to the Fund and the value of the Fund’s direct investments in companies. Most of the companies in which the Fund will invest will not have achieved profitability and will require substantial equity financing to satisfy their continuing growth and working capital requirements. An economic downturn could decrease the demand for such borrower’s products and technology, thereby impairing such borrower’s financial condition and its ability to raise additional equity financing from outside investors. Should these events occur, there should be an increase in borrower defaults under their obligations to the Fund, or a decrease in the value of the Fund’s direct equity investments.
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
Speculative Nature of Warrants and Equity Investments.  The value of the warrants that the Fund generally will receive and distribute to its shareholder in connection with its financing investments is dependent on the value of the equity securities for which the warrants can be exercised. The value of such warrants, direct equity investments, and equities received upon conversion of debt instruments is dependent primarily on the success of the company’s business strategy and the growth of its earnings, but also depends on general economic and equity market conditions. The prospects for achieving consistent profitability, in the case of many companies in which the Fund invests are speculative. The warrants, equity securities for which the warrants can be exercised, direct equity investments, and equities received upon conversion of debt instruments generally will be restricted securities that cannot readily be sold for some period of time. If the value of the equity securities underlying a warrant does not increase above the exercise price during the life of the warrant, the Fund would permit the warrant to expire unexercised and the warrant would then have no value.
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
Effect of Borrowings.  During the first two years of the Fund's investment operations, the Management Fee was calculated with reference to the committed equity capital of the Company, regardless of when or if all of such capital was called.  As of August 12, 2017, the Management Fee is computed and paid quarterly, at an annual rate of 2.5% of the total value of the Fund's assets (including amounts derived from borrowed funds) as of the last day of each fiscal quarter.  Therefore, decisions by the Manager to cause the Fund to borrow additional funds may increase the quarterly fees payable to the Manager.  The Fund's overall borrowing limits, however, are set by the Fund's Board of Directors in light of its fiduciary obligations.

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
All of the Fund's office space is provided by the Manager. The executive offices are located at 104 La Mesa Drive, Suite 102, Portola Valley, CA 94028.

ITEM 3.	LEGAL PROCEEDINGS.
The Fund is not a party to any material legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES.
Not applicable.

PART II.

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
The Fund's Common Stock is not listed on any securities exchange, and all holders of the Fund's common stock are subject to agreements significantly restricting the transferability of their shares.
The number of holders of record of the Fund's common stock at March 16, 2018 was 1.
The Fund has a policy of distributing securities as acquired.  The Fund values these securities at fair value at the time of acquisition in accordance with the Fund's policy on valuation detailed in Note 2 to the financial statements.  In addition, some expenses of the Company may be paid by the Fund, and will be deemed as distributions to the Company.  The Fund has established a policy of declaring dividends on a quarterly basis to the extent that taxable income of the fund less applicable reserves exceeds warrant distributions and deemed distributions.  As of December 31, 2017, the Fund had distributed $55.5 million to date to its sole shareholder, of which $29.5 million was in cash.
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

	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016	For the Period Ended December 31, 2015*
Statement of Operations Data:
Investment income:
Interest on loans	$35,937,318	$11,603,019	$611,757
Other interest and other income	235,096	144,326	13,167
Total investment income	36,172,414	11,747,345	624,924
Expenses:
Management fees	9,579,408	10,590,625	4,098,427
Organizational costs	—	—	181,096
Interest expense	4,903,598	1,529,710	—
Banking and professional fees	305,161	251,495	83,388
Other operating expenses	453,791	121,261	50,502
Total expenses	15,241,958	12,493,091	4,413,413
Net investment income (loss)	20,930,456	(745,746)	(3,788,489)

Net realized loss from investments	(4,852,881)	—	—
Net change in unrealized loss from investments	(1,007,149)	(3,255,870)	—
Net realized and change in unrealized loss from investments	(5,860,030)	(3,255,870)	—

Net increase (decrease) in net assets from operations	$15,070,426	$(4,001,616)	$(3,788,489)

AMOUNTS PER COMMON SHARE:
Net increase (decrease) in net assets resulting from operations	$150.70	$(40.02)	$(37.88)
Weighted Average Shares Outstanding	100,000	100,000	100,000

	As of	As of	As of
	December 31, 2017	December 31, 2016	December 31, 2015*
Balance Sheet Data:
Loans	$310,710,678	$125,550,657	$26,231,626
Net assets	$164,831,060	$81,071,642	$32,058,748
* From August 12, 2015, commencement of operations, through December 31, 2015

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Overview
The Fund is a financial services company providing financing and advisory services to a variety of carefully selected venture-backed companies primarily throughout the United States with a focus on growth oriented companies. The Fund’s portfolio is well diversified and consists of companies in the communications, information services, media, and technology, including software and technology-enabled business services, bio-technology, and medical devices industry sectors, among others. The Fund’s capital is generally used by portfolio companies to finance acquisitions of fixed assets and working capital. On August 31, 2015, the Fund completed its first closing of capital contributions. On September 1, 2015, the Fund made its first investments, and became a non-diversified, closed-end investment company that elected to be treated as a BDC under the 1940 Act. The Fund elected to be treated for federal income tax purposes as a RIC under the Internal Revenue Code with the filing of its federal corporate income tax return for 2016. Pursuant to this election, the Fund generally will not have to pay corporate-level taxes on any income distributed to our shareholder as dividends, allowing the Fund to substantially reduce or eliminate its corporate-level tax liability.

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

The portfolio investments of the Fund will primarily consist of debt financing to venture capital backed technology companies. The borrower's ability to repay its loans may be adversely impacted by several factors, and as a result, the loan may not fully be repaid. Furthermore, the Fund's security interest in any collateral over the borrower's assets may be insufficient to make up any shortfall in payments.
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

In evaluating the most critical accounting policies and estimates, the Manager has identified the estimation of fair value of the Fund’s loan investments as the most critical of the accounting policies and accounting estimates applied to the Fund's reporting of net assets or operating performance. In accordance with U.S. GAAP, the Fund defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date; that is, an exit price. The exit price assumes the asset or liability was exchanged in an orderly transaction; it was not a forced liquidation or distressed sale. There is no readily available market price or secondary market for the loans made by the Fund to borrowers, hence Management determines fair value based on a hypothetical market and the estimates are subject to high levels of judgment and uncertainty. The Fund’s loan investments are considered Level 3 fair value measurements in the fair value hierarchy due to the lack of observability over many of the important inputs used in determining fair value.

Critical judgments and inputs in determining the fair value of a loan include the timing and amount of future cash flows, probability of future payments, payment history, available cash and “burn rate,” revenues, net income or loss, operating results, financial strength of borrower, prospects for the borrower's raising future equity rounds, likelihood of sale or acquisition of the borrower, length of expected holding period of the loan, collateral position, the timing and amount of liquidation of collateral for loans that are experiencing signific ant credit deterioration and collection becomes collateral dependent as well as an evaluation of the general interest rate environment. Management has evaluated these factors and has concluded that the effect of a deterioration in the quality of the underlying collateral, increase in the size of the loan, increase in the estimated time to recovery, and increase in the hypothetical market coupon rate would have the effect of decreasing the fair value of loan investments. The risk profile of a loan changes when events occur that impact the credit analysis of the borrower and the loan. Such changes result in the fair value being adjusted from par value of the individual loan. Where the risk profile is consistent with the original underwriting, the par value of the loan often approximates fair value.

The actual value of the loans may differ from Management’s estimates, which would affect net change in net assets resulting from operations as well as assets.
Results of Operations – For the year ended December 31, 2017, 2016 and the period from August 12, 2015, the commencement of operations, through December 31, 2015
Total investment income for the years ended December 31, 2017, 2016 and the period from August 12, 2015, commencement of operations, through December 31, 2015 was $36.2 million, $11.7 million and $0.6 million, respectively, which primarily consisted of interest on venture loans outstanding. The remaining income consisted of interest and dividends on the temporary investment of cash, and other income from commitment fees and warrants. The average gross outstanding performing loans calculated on a monthly basis was $224.7 million and $75.6 million for the years ended December 31, 2017, and 2016. The average gross outstanding performing loans calculated on a daily basis was $11.9 million for the period from August 12, 2015, commencement of operations, through December 31, 2015. The average interest rate on gross outstanding performing loans was 15.91%, 15.34% and 15.62% for the same periods, respectively. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants, and new loans funded during the year.
Expenses for the years ended December 31, 2017, 2016 and the period from August 12, 2015, commencement of operations, through December 31, 2015 was $15.2 million, $12.5 million and $4.4 million. Management fees are calculated based on the Company’s committed capital for the first two years of the Fund’s life and thereafter as a percentage of Fund assets. Management fees for the Fund were $9.6 million, $10.6 million and $4.1 million for the years ended December 31, 2017, 2016 and the period from August 12, 2015, commencement of operations, through December 31, 2015. Until August 11, 2017, management fees were calculated as 2.5% of the committed capital of the Company. Starting on August 12, 2017, management fees were calculated as 2.5% of the Fund's total assets. Management fees in 2016 were lower because the assets under management were lower than committed capital.

Total organizational costs for the years ended December 31, 2017, 2016 and the period from August 12, 2015, commencement of operations, through December 31, 2015 were $0, $0 and $0.2 million.

Interest expense for the years ended December 31, 2017, 2016 and the period from August 12, 2015, commencement of operations, through December 31, 2015, was $4.9 million, $1.5 million and $0 million. Interest expense was comprised of amounts related to interest on debt amounts drawn down, unused credit line fees and amounts amortized from deferred fees incurred in conjunction with the debt facility. Interest expenses increased primarily due to an increase in average outstanding debt from $0 million in 2015 to $35.1 million in 2016 and $103.2 million in 2017, as well as slight increase in the interest rate from 4.36% in 2016 to 4.75% in 2017.

The banking and professional fees for the years ended December 31, 2017, 2016 and the period from August 12, 2015, commencement of operations, through December 31, 2015, were $0.3 million, $0.3 million and less than $0.1 million. The fees increased primarily due to the increase in audit fees, resulted from the increase in the Fund's investments,. The banking and professional fees were comprised of legal, audit, banking and other professional fees.
Other operating expenses was $0.5 million, $0.1 million and less than $0.1 million for the years ended December 31, 2017, 2016 and the period from August 12, 2015, commencement of operations, through December 31, 2015, respectively. These expenses included director fees, custody fee, tax fees and other expenses related to the operation of the Fund. The increase in 2017 for other expenses is primarily attributable to collection costs on certain non-performing loans.

Net investment income (loss) for the years ended December 31, 2017, 2016 and the period from August 12, 2015, commencement of operations, through December 31, 2015, was $20.9 million, $(0.7) million and $(3.8) million, respectively.
Net change in unrealized loss from investments was $1.0 million, $3.3 million and $0 for the year ended December 31, 2017, 2016 and the period from August 12, 2015, commencement of operations, through December 31, 2015, respectively.  The unrealized loss consists of fair value adjustments taken against loans resulting from a deterioration in certain portfolio companies’ performance.

Net increase (decrease) in net assets from operations for the years ended December 31, 2017, 2016 and the period from August 12, 2015, commencement of operations, through December 31, 2015 was $15.1 million, $(4.0) million and $(3.8) million. On a per share basis, the net decrease in net assets resulting from operations was $150.70, $(40.02) and $(37.88) for the year ended December 31, 2017, 2016 and the period from August 12, 2015, commencement of operations, through December 31, 2015, respectively.

Liquidity and Capital Resources -- December 31, 2017, and 2016
The Fund is owned entirely by the Company. The Company is expected, but not required, to make further contributions to the capital of the Fund to the extent of the Company’s members’ capital commitment to the Company and excess cash balances of the Company. As of December 31, 2017 the Company had received subscriptions for capital in the amount of $423.6 million, of which $249.9 million had been called and received. As of December 31, 2017, $173.7 million of capital remains uncalled. The remaining $173.7 million in committed capital as of December 31, 2017 is due to expire in August 2020 as the five-year anniversary will have passed, at which time no further capital may be called. However, the Manager is permitted to extend the Fund's investment period by up two (2) additional calendar quarters in its sole and absolute discretion. The Company has made $20.0 million in recallable distributions to its investors, as permitted under its Operating Agreement.

On April 5, 2016, the Fund established a secured syndicated loan facility led by Wells Fargo Bank, N.A. and MUFG Union Bank, N.A. in an initial amount of up to $150,000,000 (the “Loan Agreement”).. On September 11, 2017, the Loan Agreement was amended (the “Amended Loan Agreement”) and the borrowing availability thereunder was increased to $280,000,000. Borrowings by the Fund are collateralized by all the assets of the Fund. Loans under the facility may be, at the option of the Fund, a Reference Rate Loan, a LIBOR Rate Loan, or a LIBOR Market Index Rate Loan. The Fund will pay interest on its borrowings, and will also pay a fee on the unused portion of the facility. The facility terminates on September 11, 2020, but can be accelerated in the event of default, such as failure by the Fund to make timely interest or principal payments. As of December 31, 2017, $156.5 million is outstanding under the facility.
As of December 31, 2017 and 2016, 2.4% and 7.1% of the Fund’s assets consisted of cash and cash equivalents. The Fund invested its assets in venture loans during the year ended December 31, 2017 and 2016. Amounts disbursed under the Fund’s loan commitments were $252.4 million and $114.2 million for the years ended December 31, 2017 and 2016, respectively. Net loan amounts outstanding after amortization as of December 31, 2017 and 2016 were approximately $310.7 million and $125.6 million, respectively. Unexpired unfunded commitments as of December 31, 2017 and 2016 were approximately $96.2 million and $53.4 million, respectively.

Year Ended	Cumulative Amount Disbursed	Principal Amortization	Balance Outstanding– Fair Value	Unexpired Unfunded Commitments
December 31, 2017	$395.1 million	$84.4 million	$310.7 million	$96.2 million
December 31, 2016	$142.8 million	$17.2 million	$125.6 million	$53.4 million
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
As of December 31, 2017, the Fund has adequate cash reserves of $7.9 million and approximately $108.5 million in scheduled loan receivable payments over the next year.  Additionally, the Fund has access to uncalled capital of $173.7 million as a liquidity source and a borrowing base that continues to grow as we fund additional commitments, as well as $20.0 million in recallable distributions made by the Company to its investors.  These amounts are sufficient to meet the current commitment backlog and operational expenses of the Fund over the next year.  The Fund constantly evaluates potential future liquidity resources and demands before making additional future commitments.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Fund's business activities contain various elements of risk of which Management considers interest rate and credit risk to be the principal types of risk. Because the Fund considers the management of risk essential to conducting its business and to maintaining profitability, the Fund's risk management procedures are designed to identify and analyze the Fund's risks, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs.
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
The Fund's exposure to interest rate sensitivity is regularly monitored and analyzed by measuring the characteristics of assets and liabilities. The Fund utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates. At December 31, 2017, the outstanding debt balance was $156.5 million at a weighted average floating interest rate of 1.39%, for which the Fund had an interest rate cap in place at 2.00% on $87.0 million of outstanding debt, leaving the Fund's maximum exposure to interest rate sensitivity at 0.61%, on the capped position of the outstanding debt balance, which the Manager does not believe is material to the financial statements. The Fund has no interest rate protection for the remaining $69.5 million uncapped portion.

Because all of the Fund’s loansimpose a fixed interest rate upon funding, changes in short-term interest rates will not directly affect interest income associated with the loan portfolio as of December 31, 2017. However those changes could have the potential to change the Fund’s ability to originate loan commitments, acquire and renew bank facilities, and engage in other investment activities. Further, changes in short-term interest rates could also affect interest rate expense, realized gain from investments and interest on the Fund’s short-term investments.

Based on the Fund’s Statement of Assets and Liabilities as of December 31, 2017, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in investments, borrowings, cash balances, and interest rate hedges.

Effect of Interest rate change by	Other Interest and Other Income/(Loss)	Realized Gain on the Cap	Interest Income/(Expense)	Total Income/(Loss)
(0.50)%	$(39,399)	$—	$782,500	$743,101
1%	$78,797	$341,941	$(1,565,000)	$(1,144,262)
2%	$157,594	$1,211,941	$(3,130,000)	$(1,760,465)
3%	$236,392	$2,081,941	$(4,695,000)	$(2,376,668)
4%	$315,189	$2,951,941	$(6,260,000)	$(2,992,871)
5%	$393,986	$3,821,941	$(7,825,000)	$(3,609,074)
Additionally, a change in the interest rate may affect the value of the interest rate cap and effect Net change in unrealized gain (loss) from investments.  The amount of any such effect will be contingent upon market expectations for future interest rate changes.  Any increases in expected future rates will increase the value of the interest rate cap while any rate decreases will decrease the value.

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
Quarterly Results
This information has been derived from unaudited financial statements that, in the opinion of management, include all normal recurring adjustments necessary for a fair presentation of such information.  The operating results for any quarter are not necessarily indicative of results for any future year.  The format of the statements has been modified, thus certain numbers have been combined in order to fit the format of the statements.  Prior to commencing its operations on August 12, 2015, the Fund had no operations other than the sale to the Company of 100,000 shares of common stock, $0.001 par value for $25,000 in July 2015.  This issuance of stock was a requirement in order to apply for a finance lender's license from the California Commissioner of Corporations, which was obtained on August 20, 2015.

December 31, 2017 (Unaudited)

	Quarterly Information for the Three Months Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Investment Income:
Interest on loans	$5,459,513	$8,273,259	$9,871,413	$12,333,133
Other interest and other income	13,442	42,975	137,663	41,016
Total investment income	5,472,955	8,316,234	10,009,076	12,374,149
Expenses:
Management fees	2,647,656	2,647,656	2,251,397	2,032,699
Interest expense	760,220	1,061,984	1,323,246	1,758,148
Banking and professional fees	82,839	74,507	49,078	98,737
Other operating expenses	30,457	314,374	45,361	63,599
Total expenses	3,521,172	4,098,521	3,669,082	3,953,183
Net investment income (loss)	1,951,783	4,217,713	6,339,994	8,420,966

Net realized gain (loss) from investments	(3,246,537)	7,516	(532,458)	(1,081,402)
Net change in unrealized gain (loss) from investments	2,345,149	(1,359,727)	(35,780)	(1,956,791)
Net realized and change in unrealized gain (loss) from investments	(901,388)	(1,352,211)	(568,238)	(3,038,193)
Net increase in net assets resulting from operations	$1,050,395	$2,865,502	$5,771,756	$5,382,773
Amount per common share:
Net increase in net assets resulting from operations	$10.50	$28.66	$57.72	$53.83
Weighted average shares outstanding	100,000	100,000	100,000	100,000

December 31, 2016 (Unaudited)

	Quarterly Information for the Three Months Ended
	March 31, 2016	June 30, 2016	March 31, 2016	December 31, 2016
Investment Income:
Interest on loans	$1,458,777	$2,756,262	$3,309,737	$4,078,243
Other interest and other income	10,856	94,642	27,065	11,763
Total investment income	1,469,633	2,850,904	3,336,802	4,090,006
Expenses:
Management fees	2,647,656	2,647,656	2,647,656	2,647,657
Organizational cost	—	—	—	—
Interest expense	—	358,165	492,293	679,252
Banking and professional fees	85,932	51,288	55,462	58,813
Other operating expenses	25,091	25,028	32,877	38,265
Total expenses	2,758,679	3,082,137	3,228,288	3,423,987
Net investment loss (loss)	(1,289,046)	(231,233)	108,514	666,019

Net change in unrealized gain (loss) from investments	—	—	(2,099,506)	(1,156,364)
Net decrease in net assets resulting from operations	$(1,289,046)	$(231,233)	$(1,990,992)	$(490,345)
Amount per common share:	$(12.89)		$(19.91)
Net decrease in net assets resulting from operations	$(12.89)	$(2.31)	$(19.91)	$(4.90)
Weighted average shares outstanding	100,000	100,000	100,000	100,000

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.
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
There have not been any changes in the Fund’s internal control over financial reporting identified in connection with Management’s Report that occurred during the Fund’s fiscal quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.
MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Committee of Sponsoring Organizations of the Treadway Commission 2013 ("COSO 2013") updated Internal Control - Integrated Framework. Based on our evaluation under the COSO 2013 Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.
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
Changes in Internal Controls
There were no significant changes in the Fund's internal controls or in other factors that could significantly affect these controls during the fiscal year ended December 31, 2017.

ITEM 9B.	OTHER INFORMATION
Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The following are the executive officers of the Fund.  All officers serve at the pleasure of the Fund's Board of Directors.

Name and Position with Fund	Age	Occupation During Past Five Years
Ronald W. Swenson, Chairman, and Director	73	Chairman, Chief Executive Officer, Director, and other positions for Westech Investment Advisors since 1994
Maurice C. Werdegar, President and Chief Executive Officer	53	President, Chief Executive Officer, Chief Operating Officer, Director and other positions for Westech Investment Advisors since 2001
Jay L. Cohan, Vice President, Assistant Secretary	53	Vice President, Assistant Secretary and other positions for Westech Investment Advisors since 1999
Martin D. Eng, Vice President, Chief Financial Officer, Treasurer, and Secretary	66	Vice President, Chief Financial Officer, Chief Compliance Officer, Treasurer and Secretary for Westech Investment Advisors since 2005.
David R. Wanek, Vice President	45	Vice President and other positions for Westech Investment Advisors since 2001
The information required by this item concerning the directors of the Fund and Section 16(a) compliance will be contained in the Fund's Proxy Statement filed in connection with the Annual Meeting of Shareholders to be held on May 09, 2018 (“Proxy Statement”) under the captions “Proposal 1 -- To Elect Five Directors of the Fund” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.
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

(a)	1. Index to Financial Statements and Financial Statement Schedules
Report of Independent Registered Public Accounting Firm
Statement of Assets and Liabilities as of December 31, 2017 and 2016
Statement of Operations for the year ended December 31, 2017, 2016 and for the period ended December 31, 2015
Statement of Changes in Net Assets for the year ended December 31, 2017, 2016 and for the period ended December 31, 2015
Statement of Cash Flows for the year ended December 31, 2017, 2016 and for the period ended December 31, 2015
Notes to Financial Statements
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

10.3
Form of Management Agreement between the Fund, and the Manager, incorporated by reference to the Fund's Registration Statement on Form 10 filed with the Securities and Exchange Commission on May 29. 2015.

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
VENTURE LENDING & LEASING VIII, INC.
(Registrant)

By:	/S/Maurice C. Werdegar		By:	/S/Martin D. Eng
	Maurice C. Werdegar			Martin D. Eng
	President and Chief Executive Officer			Chief Financial Officer
	Date:	March 16, 2018		Date:	March 16, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	NAME	TITLE	DATE

By:	/S/ William Russell Miller	Director	March 16, 2018
William Russell Miller

By:	/S/ Arthur C. Spinner	Director	March 16, 2018
Arthur C. Spinner

By:	/S/ Ronald W. Swenson	Chairman & Director	March 16, 2018
Ronald W. Swenson

By:	/S/ Spiro Constantine Lazarakis	Director	March 16, 2018
Spiro Constantine Lazarakis

By:	/S/ Maurice C. Werdegar	President, CEO & Director	March 16, 2018
Maurice C. Werdegar

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholder and the Board of Directors of Venture Lending & Leasing VIII, Inc.

Opinion on the Financial Statements and Financial Highlights

We have audited the accompanying statements of assets and liabilities of Venture Lending & Leasing VIII, Inc. (the "Fund"), including the schedules of investments presented in Note 3, as of December 31, 2017 and 2016, and the related statements of operations, changes in net assets, cash flows and financial highlights (presented in Note 11) for each of the two years in the period ended December 31, 2017, and for the period from August 12, 2015, commencement of operations, through December 31, 2015. In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Fund as of December 31, 2017 and 2016, and the results of its operations, changes in net assets, cash flows and financial highlights for each of the two years in the period ended December 31, 2017, and for the period from August 12, 2015, commencement of operations, through December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements and financial highlights are the responsibility of the Fund's management. Our responsibility is to express an opinion on the Fund's financial statements and financial highlights based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Fund in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement, whether due to error or fraud. The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of loans owned as of December 31, 2017, by correspondence with the borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

March 16, 2018

San Francisco, California

We have served as the auditor of one or more Venture Lending & Leasing investment companies since 2001.

VENTURE LENDING & LEASING VIII, INC.
Statements of Assets and Liabilities
As of December 31, 2017 and 2016

	December 31, 2017	December 31, 2016
ASSETS
Loans, at estimated fair value
(cost of $314,981,551 and $128,866,570)	$310,710,678	$125,550,657
Interest rate caps (cost of $331,329 and $57,806)	339,183	117,849
Total investments (cost of $315,312,880 and $128,924,376 - See Note 3)	311,049,861	125,668,506

Cash and cash equivalents	7,879,718	9,821,733
Other assets	6,302,229	2,423,464
Total assets	325,231,808	137,913,703

LIABILITIES
Borrowings under debt facility	156,500,000	53,000,000
Accrued management fees	2,032,699	2,647,656
Accounts payable and other accrued liabilities	1,868,049	1,194,405
Total liabilities	160,400,748	56,842,061

NET ASSETS	$164,831,060	$81,071,642

Analysis of Net Assets:

Capital paid in on shares of capital stock	$213,075,000	$97,925,000
Unrealized depreciation on investments	(4,263,019)	(3,255,870)
Distribution in excess of net investment income	(43,980,921)	(13,597,488)
Net assets (equivalent to $1,648.31 and $810.72 per share based on 100,000 shares of capital stock outstanding - See Note 6 and Note 11)	$164,831,060	$81,071,642

Commitments & Contingent Liabilities:
Unfunded unexpired commitments (See Note 4)	$96,160,000	$53,437,500

See notes to financial statements.

VENTURE LENDING & LEASING VIII, INC.
Statements of Operations
For the Years Ended December 31, 2017, 2016 and the Period Ended December 31, 2015 *

	For the Year Ended	For the Year Ended	For the Period Ended
	December 31, 2017	December 31, 2016	December 31, 2015*
INVESTMENT INCOME:
Interest on loans	$35,937,318	$11,603,019	$611,757
Other interest and other income	235,096	144,326	13,167
Total investment income	36,172,414	11,747,345	624,924

EXPENSES:
Management fees	9,579,408	10,590,625	4,098,427
Organizational costs	—	—	181,096
Interest expense	4,903,598	1,529,710	—
Banking and professional fees	305,161	251,495	83,388
Other operating expenses	453,791	121,261	50,502
Total expenses	15,241,958	12,493,091	4,413,413
Net investment income (loss)	20,930,456	(745,746)	(3,788,489)

Net realized loss from investments	(4,852,881)	—	—
Net change in unrealized loss from investments	(1,007,149)	(3,255,870)	—
Net realized and change in unrealized loss from investments	(5,860,030)	(3,255,870)	—
Net increase (decrease) in net assets from operations	$15,070,426	$(4,001,616)	$(3,788,489)

Amount per common share:
Net increase (decrease) in net assets resulting from operations per share	$150.70	$(40.02)	$(37.88)
Weighted average shares outstanding	100,000	100,000	100,000
* From August 12, 2015, commencement of operations, through December 31, 2015

See notes to financial statements.

VENTURE LENDING & LEASING VIII, INC.
Statements of Changes in Net Assets
For the Years Ended December 31, 2017, 2016 and the Period Ended December 31, 2015 *

	For the Year Ended	For the Year Ended	For the Period Ended
	December 31, 2017	December 31, 2016	December 31, 2015*
Net decrease in net assets resulting from operations:
Net investment income (loss)	$20,930,456	$(745,746)	$(3,788,489)
Net realized loss from investments	(4,852,881)	—	—
Net change in unrealized loss from investments	(1,007,149)	(3,255,870)	—
Net increase (decrease) in net assets resulting from operations	15,070,426	(4,001,616)	(3,788,489)

Distributions of income to shareholder	(16,077,575)	—	—
Return of capital to shareholder	(30,383,433)	(6,885,490)	(2,177,763)
Contributions from shareholder	115,150,000	59,900,000	38,000,000
Increase in capital transactions	68,688,992	53,014,510	35,822,237

Net increase in net assets	83,759,418	49,012,894	32,033,748

Net assets
Beginning of year/period	81,071,642	32,058,748	25,000

End of year/period (Undistributed net investment income of $0, $0 and $0)	$164,831,060	$81,071,642	$32,058,748
* From August 12, 2015, commencement of operations, through December 31, 2015

See notes to financial statements.

VENTURE LENDING & LEASING VIII, INC.
Statements of Cash Flows
For the Years Ended December 31, 2017, 2016 and the Period Ended December 31, 2015 *

	For the Year Ended	For the Year Ended	For the Period Ended
	December 31, 2017	December 31, 2016	December 31, 2015*
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase (decrease) in net assets from operations	$15,070,426	$(4,001,616)	$(3,788,489)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net realized loss from investments	4,852,881	—	—
Net change in unrealized loss from investments	1,007,149	3,255,870	—
Amortization of deferred costs related to borrowing facility and interest rate cap agreements	446,689	248,477	—
Net increase in other assets	(3,113,918)	(1,326,437)	(342,488)
Net increase in accounts payable, other accrued
liabilities, and accrued management fees	58,687	990,988	2,851,073
Origination of loans	(252,392,500)	(114,180,000)	(28,575,000)
Principal payments on loans	60,865,452	11,518,023	2,343,374
Acquisition of equity securities	(16,401,822)	(6,858,458)	(2,177,763)
Net cash used in operating activities	(189,606,956)	(110,353,153)	(29,689,293)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions from shareholder	115,150,000	59,900,000	38,000,000
Cash distribution to shareholder	(29,500,000)	—	—
Borrowings under debt facility	151,850,000	53,000,000	—
Repayment of borrowings under debt facility	(48,350,000)	—	—
Investment in interest rate cap	(320,900)	(64,000)	—
Payment of bank facility fees and costs	(1,164,159)	(996,821)	—
Net cash provided by financing activities	187,664,941	111,839,179	38,000,000
Net increase (decrease) in cash and cash equivalents	(1,942,015)	1,486,026	8,310,707

CASH AND CASH EQUIVALENTS:
Beginning of year/period	9,821,733	8,335,707	25,000
End of year/period	$7,879,718	$9,821,733	$8,335,707

SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE YEAR/PERIOD:
Interest	$3,845,893	$819,222	$—
NON-CASH ACTIVITIES:
Distributions of equity securities to shareholder	$16,961,008	$6,885,490	$2,177,763
Receipt of equity securities as repayment of loans	$559,186	$27,033	$—
* From August 12, 2015, commencement of operations, through December 31, 2015

See notes to financial statements.

VENTURE LENDING & LEASING VIII, INC.
Notes to Financial Statements for the Years Ended December 31, 2017 and 2016

1. ORGANIZATION AND OPERATIONS OF THE FUND
Venture Lending & Leasing VIII, Inc. (the “Fund”) was incorporated in Maryland on May 6, 2015 as a non-diversified closed-end management investment company electing status as a business development company (“BDC”) under the Investment Company Act of 1940, as amended ("1940 Act") and is managed by Westech Investment Advisors, LLC (“Manager” or “Management”).  The Fund will be dissolved on December 31, 2025 unless an election is made to dissolve earlier by the Board of Directors (the "Board"). One hundred percent of the stock of the Fund is held by Venture Lending & Leasing VIII, LLC (the “Company”).  Prior to commencing its operations on August 12, 2015, the Fund had no operations other than the sale to the Company of 100,000 shares of common stock, $0.001 par value for $25,000 in July 2015.  This issuance of stock was a requirement to apply for a finance lender's license from the California Commissioner of Corporations, which was obtained on August 20, 2015.

The Fund's investment objective is to achieve a superior risk-adjusted investment return and seeks to achieve that objective by providing debt financing to portfolio companies; most of which are private.  The Fund generally receives warrants to acquire equity securities in connection with its portfolio investments and generally distributes these warrants to its shareholder upon receipt.  The Fund also has guidelines for the percentage of total assets which will be invested in different types of assets.

The portfolio investments of the Fund primarily consist of debt financing to early and late stage venture capital-backed technology companies.
2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
Basis of Accounting
The preparation of financial statements in conformity with Generally Accepted Accounting Principles in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates. Certain prior year amounts have been reclassified to conform to the current year presentation.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand and cash equivalents with maturities of 90 days or less. Included in this are money market mutual funds that are valued at their most recently traded price prior to the valuation date. Within cash and cash equivalents, as of December 31, 2017, the Fund held 7,879,718 units in the Blackrock Treasury Trust Institutional Fund valued at $1 per unit at a yield of 0.97%, which represents 4.78% of the net assets of the Fund.
Interest Income
Interest income on loans is recognized on an accrual basis using the effective interest method including amounts from the amortization of discounts attributable to equity securities received as part of the loan transaction.  Additionally, fees received as part of the transaction are added to the loan discount and amortized over the life of the loan.
Investment Valuation Procedures
The Fund accounts for loans at fair value in accordance with the valuation methods below.  All valuations are determined under the direction of the Manager, in accordance with the valuation methods.
The Fund's loans are valued coincident with the issuance of its periodic financial statements, the issuance or repurchase of the Fund's shares at a price equivalent to the current net asset value per share, and at such other times as required by law.  On a quarterly basis, Management submits to the Board a valuation report and valuation notes, which details the rationale for the valuation of each investment.
As of December 31, 2017 and 2016, the financial statements include nonmarketable investments of $310.7 million and $125.6 million (or 95.5% and 91.0% of the total assets, respectively) with fair values determined by the Manager in the absence of readily determinable market values.  Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.  Below is the information used by the Manager in making these estimates.

Loans
The Fund defines fair value as the price that would be received to sell an asset or paid to lower a liability in an orderly transaction between market participants at the measurement date. Because there is no readily available market price and no secondary market for substantially all of the debt investments made by the Fund in borrowing portfolio companies, Management determines fair value based on hypothetical markets, and on several factors related to each borrower, including, but not limited to, the borrower's payment history, available cash and “burn rate,” revenues, net income or loss, the likelihood that the borrower will be able to secure additional financing in the future, and an evaluation of the general interest rate environment. The amount of any valuation adjustment considers estimated amount and timing of cash payments of principal and interest from the borrower and/or liquidation analysis and is determined based upon a credit analysis of the borrower and an analysis of the expected recovery from the borrower, including consideration of factors such as the nature and quality of the Fund's security interests in collateral, the estimated value of the Fund's collateral, the size of the loan, and the estimated time that will elapse before the Fund achieves a recovery. Management has evaluated these factors and has concluded that the effect of deterioration in the quality of the underlying collateral, increase in the size of the loan, increase in the estimated time to recovery, and increase in the hypothetical market coupon rate would have the effect of lowering the value of the current portfolio of loans.

Non-accrual Loans

The Fund's policy is to classify a loan as non-accrual when the portfolio company is delinquent for three consecutive months on its monthly loan payment, or, in the opinion of Management, either ceases or drastically curtails its operation and Management deems that it is unlikely that the loan will return to performing status. When a loan is placed on non-accrual status, all interest previously accrued but not collected for the quarter is reversed. Any uncollected interest related to quarters prior to when the loan was placed on non-accrual status is added to the principal balance, and the aggregate balance of the principal and interest is evaluated in accordance with the policy for valuation of loans in determining Management's best estimate of fair value. Interest received by the Fund on non-accrual loans will be recognized as interest income if and when the proceeds exceed the book value of the respective loan.

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

As of December 31, 2017 and 2016, loans with a cost basis of $4.1 million and $4.6 million and fair value of $1.0 million and $1.3 million were classified as non-accrual.
Warrants and Stock

Warrants and equity securities that are received in connection with loan transactions will be measured at a fair value at the time of acquisition. Warrants are valued based on a modified Black-Scholes option pricing model which considers, among several factors, the underlying stock value, expected term, volatility, and the risk-free interest rate. It is anticipated that such securities will be distributed by the Fund to the Company simultaneously with, or shortly following, their acquisition.

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

The remaining expected lives of warrants are based on historical experience of the average life of the warrants, as warrants are often exercised in the event of acquisitions, mergers, or initial public offerings, and terminated due to events such as bankruptcies, restructuring activities, or additional financings. These events cause the expected term to be less than the remaining contractual term of the warrants. The Fund assumed the average duration of a warrant is 3.5 years for the year ended December 31, 2017, 2016 and for the period from August 12, 2015, commencement of operations, through December 31, 2015. The effect of a hypothetical increase in the estimated initial term of the warrants used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants.

The risk-free interest rate is derived from the constant maturity tables issued by the U.S. Treasury Department. The effect of a hypothetical increase in the estimated risk-free rate used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants.

The Fund engages an independent valuation company to provide valuation assistance with respect to the warrants received as part of loan consideration, including an evaluation of the Fund's valuation methodology and the reasonableness of the assumptions used from the perspective of a market participant. The independent valuation company calculates several of the inputs used, such as volatility and risk-free rate.

Other Assets and Liabilities

Other Assets include costs incurred in conjunction with borrowings under the Fund's debt facility and are stated at initial cost. The costs are amortized over the term of the facility.

As of December 31, 2017 and 2016, the fair values of Other Assets and Liabilities are estimated at their carrying values because of the short-term nature of these assets or liabilities.

As of December 31, 2017, and 2016 based on borrowing rates available to the Fund, which are Level 2 inputs, the estimated fair value of the borrowings under the debt facility was $156.5 million and $53.0 million, respectively.

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
Deferred Bank Fees
The deferred bank fees and costs associated with the debt facility are included in Other assets in the Statements of Assets and Liabilities and are amortized over the estimated life of the facility, which currently matures on September 11, 2020. The amortization of these costs is recorded as Interest expense in the Statements of Operations.
Interest Rate Cap Agreements
The Fund has entered into interest rate cap agreements which are primarily valued on the basis of the future expected interest rates on the remaining notional principal balance. This methodology is comparable to what a prospective acquirer would use in determining the amount they would pay on the measurement date. Valuation pricing models utilized to fair value the caps consider inputs such as forward rates, anticipated interest rate volatility relating to the reference rate, as well as time value and other factors underlying cap instruments. The interest rate cap contracts are recorded in the Statements of Assets and Liabilities at the estimated fair value. Subsequent changes in fair value are recorded in the Net change in unrealized gain (loss) from investments in the Statements of Operations and the quarterly interest received on the interest rate cap contracts, if any, will be recorded in Net realized loss from investments in the Statements of Operations. Since inception through December 31, 2017, there has been no interest received on interest rate cap contracts.

3.  SCHEDULES OF INVESTMENTS
As of December 31, 2017, all loans were made to non-affiliates as follows:

	Percentage of	Estimated Fair Value	Par Value	Final
Borrowers	Net Assets	12/31/2017	12/31/2017	Maturity Date

Biotechnology
Orpheus Therapeutics, Inc.		$130,860	$130,860	08/01/2020
Phylagen, Inc.		349,718	349,718	03/01/2020
Subtotal:	0.3%	$480,578	$480,578

Computers & Storage
Canary Connect, Inc.		$1,448,099	$1,448,099	12/01/2020
HyperGrid, Inc.		983,652	983,652	12/01/2019
Rigetti & Co., Inc.		2,825,214	2,825,214	01/01/2020
Subtotal:	3.2%	$5,256,965	$5,256,965

Internet
Amino Payments, Inc.		$718,898	$718,898	03/01/2021
Apartment List, Inc.		969,280	969,280	11/01/2019
Better Doctor, Inc.		1,313,150	1,313,150	12/01/2020
Bitfinder, Inc.		476,274	476,274	09/01/2020
Bombfell, Inc.		950,217	950,217	04/01/2021
CapLinked, Inc.		219,962	219,962	01/01/2019
ConnectedYard, Inc.		423,421	471,785	06/01/2020
Daily Muse, Inc.		2,766,491	2,766,491	12/01/2021
DailyFeats, Inc.		3,434,717	3,434,717	12/01/2020
Darby Smart, Inc.		1,635,389	1,635,389	02/01/2021
DreamCloud Holdings, LLC		890,304	890,304	08/01/2020
Eventbite, Inc.		13,081,547	13,081,547	02/01/2022
Handy Technologies, Inc.		4,745,656	4,745,656	12/01/2020
Homelight, Inc.		654,457	654,457	12/01/2019
Honk Technologies, Inc.		2,124,520	2,124,520	05/01/2020
iZENEtech, Inc.**		4,605,143	4,605,143	01/01/2021
Node, Inc.		402,161	402,161	01/01/2020
Placester, Inc.		1,983,527	1,983,527	10/01/2019
Playstudios, Inc.		1,189,152	1,189,152	03/01/2021
Radius Intelligence, Inc.		6,975,493	6,975,493	10/01/2021
Relay Network, LLC		1,917,812	1,917,812	09/01/2020
ShipBob, Inc.		617,602	617,602	01/01/2020
Spot.IM, Ltd.**		835,033	835,033	05/01/2020
SpotOn Computing, Inc.		1,368,087	1,368,087	10/01/2020
Super Home, Inc.		126,831	126,831	03/01/2019
Tango Card, Inc.		1,448,020	1,448,020	11/01/2020
Thrive Market, Inc.		4,881,645	4,881,645	09/01/2019
Tictail, Inc.		1,086,519	1,086,519	05/01/2021
TouchofModern, Inc.		4,317,741	4,317,741	05/01/2020
Traackr, Inc.		364,673	364,673	04/01/2019
Viyet, Inc.		343,706	343,706	06/01/2020
Subtotal:	40.6%	$66,867,428	$66,915,792

	Percentage of	Estimated Fair Value	Par Value	Final
Borrowers	Net Assets	12/31/2017	12/31/2017	Maturity Date
Medical Devices
Anutra Medical, Inc.		$297,089	$297,089	12/01/2019
JustRight Surgical LLC		1,311,845	1,311,845	07/01/2019
Keystone Heart, Inc.**		2,709,462	2,709,462	11/01/2020
Renovia, Inc.		1,911,275	1,911,275	11/01/2020
Subtotal:	3.8%	$6,229,671	$6,229,671

Other Healthcare
4G Clinical LLC		$942,135	$942,135	07/01/2020
Call9, Inc.		844,331	844,331	01/01/2021
Caredox, Inc.		340,488	340,488	01/01/2019
Clover Health Investment Corp.		27,898,780	27,898,780	10/01/2022
Driver, Inc.		9,020,007	9,020,007	07/01/2021
Hello Doctor, Ltd.**		87,237	87,237	03/01/2019
Hi.Q, Inc.		1,933,191	1,933,191	05/01/2020
Lean Labs, Inc.		148,618	148,618	04/01/2019
MD Revolution, Inc.		1,069,491	1,069,491	03/01/2020
mPharma Data, Inc.**		717,609	717,609	03/01/2021
Myolex, Inc.		459,926	668,025	03/01/2019
Project Healthy Living, Inc.		558,618	558,618	09/01/2019
Sparta Software Corporation		164,769	164,769	06/01/2020
Trio Health Advisory Group, Inc.		482,660	482,660	02/01/2019
Wellist PBC, Inc.		259,737	259,737	12/01/2019
Zillion Group, Inc.		1,892,181	1,892,181	12/01/2020
Subtotal:	28.4%	$46,819,778	$47,027,877

Other Technology
8i Corporation		$2,840,404	$2,840,404	12/01/2020
Abiquo Group, Inc.**		472,056	472,056	01/01/2021
Asset Avenue, Inc.**		30,000	159,244	*
Astro, Inc.		84,108	280,359	*
BloomLife, Inc.		264,513	264,513	04/01/2020
Candy Club Holdings, Inc.		80,581	80,581	09/01/2018
CommunityCo, LLC		149,167	149,167	03/01/2019
Consumer Physics, Inc.**		1,429,161	1,429,161	03/01/2019
Eguana Technologies, Inc.**		1,298,326	1,298,326	12/01/2020
Ensyn Corporation		3,555,156	3,555,156	11/01/2019
Eponym, Inc.		100,000	1,357,124	*
ETN Media, Inc.		634,866	634,866	07/01/2020
Flo Water, Inc.		1,302,095	1,302,095	05/01/2021
Gap Year Global, Inc.		113,439	113,439	10/01/2018
Greats Brand, Inc.		1,740,407	1,740,407	05/01/2021
Heartwork, Inc.		479,714	479,714	09/01/2020
Hint, Inc.		4,728,235	4,728,235	07/01/2021
Hyperloop Technologies, Inc.		6,110,809	6,110,809	06/01/2019
Impossible Aerospace Corporation		468,571	468,571	08/01/2020
June Life, Inc.		2,020,813	2,020,813	03/01/2020
LanzaTech New Zealand Ltd.		8,048,027	8,048,027	03/01/2021
Neuehouse, LLC		3,340,451	3,340,451	06/01/2019
North American Robotics Corporation		456,584	456,584	08/01/2020
Noteleaf, Inc.		1,443,199	1,443,199	09/01/2020

	Percentage of	Estimated Fair Value	Par Value	Final
Borrowers	Net Assets	12/31/2017	12/31/2017	Maturity Date
Optimus Outcome, Inc.		456,063	456,063	04/01/2021
PDQ Enterprises LLC**		3,382,474	3,382,474	02/01/2021
PLAE, Inc.		1,436,153	1,436,153	12/01/2020
Planet Labs, Inc.		11,746,129	11,746,129	11/01/2021
Plenty Unlimited, Inc.		5,558,137	5,558,137	09/01/2021
Plethora, Inc.		1,347,776	1,347,776	03/01/2019
Rosco & Benedetto Co.		258,808	258,808	09/01/2019
Seriforge, Inc.		78,000	78,000	09/01/2018
Showroom, Inc.		2,326,964	2,326,964	12/01/2021
SkyKick, Inc.		2,386,323	2,386,323	11/01/2020
TAE Technologies, Inc.		11,701,080	11,701,080	04/01/2021
Terramera, Inc.**		1,794,237	1,794,237	04/01/2021
Virtuix Holdings, Inc.		711,821	711,821	07/01/2020
Vision Cortex, Ltd.**		984,562	984,562	12/01/2020
Wine Plum, Inc.		1,410,920	1,410,920	09/01/2019
Subtotal:	52.6%	$86,770,129	$88,352,748

Security
Identiv, Inc.**		$2,205,887	$2,205,887	08/01/2020
Kryptnostic, Inc.		5,000	302,293	*
Nok Nok Labs, Inc.		634,666	634,666	12/01/2020
ThinAir Labs, Inc.		1,066,594	1,066,594	02/01/2020
Subtotal:	2.4%	$3,912,147	$4,209,440

Semiconductors & Equipment
ETA Compute, Inc.		$425,658	$425,658	08/01/2020
Subtotal:	0.2%	$425,658	$425,658

Software
Addepar, Inc.		$1,333,487	$1,333,487	06/01/2018
Alpha UX, Inc.		467,386	467,386	08/01/2020
Apptimize, Inc.		420,545	420,545	03/01/2019
Aptible, Inc.		238,534	238,534	02/01/2021
Bloomboard, Inc.		751,755	2,001,360	*
BlueCart, Inc.		567,820	567,820	01/01/2020
DealPath, Inc.		1,552,176	1,552,176	05/01/2021
DemystData Limited		1,377,575	1,377,575	07/01/2020
Drift Marketplace, Inc.		550,359	550,359	03/01/2020
Estify, Inc.		940,557	940,557	11/01/2020
Gearbox Software, LLC		2,712,251	2,712,251	09/01/2020
GoFormz, Inc.		1,165,642	1,165,642	11/01/2020
HealthPrize Technologies, LLC		195,364	195,364	12/01/2019
Highfive Technologies, Inc.		3,760,217	3,760,217	10/01/2021
IntelinAir, Inc.		147,247	147,247	06/01/2019
Interset Software, Inc.**		1,612,450	1,612,450	10/01/2020
Invoice2Go, Inc.		4,298,135	4,298,135	04/01/2021
JethroData, Inc.**		822,579	822,579	10/01/2019
Libre Wireless Technologies, Inc.		399,350	399,350	01/01/2020
Meta Company		4,769,026	4,769,026	06/01/2021
Mines.io Inc.**		462,139	462,139	07/01/2020
Mintigo, Inc.**		1,496,408	1,496,408	07/01/2021

	Percentage of	Estimated Fair Value	Par Value	Final
Borrowers	Net Assets	12/31/2017	12/31/2017	Maturity Date
PowerInbox, Inc.**		361,516	361,516	06/01/2020
Securly, Inc.		212,567	212,567	12/01/2020
Swrve, Inc.		1,724,483	1,724,483	05/01/2020
The/Studio Technologies, Inc.		683,418	683,418	06/01/2020
Unmetric, Inc.		307,320	307,320	02/01/2020
VenueNext, Inc.		1,344,322	1,344,322	05/01/2020
Vuemix, Inc.		233,440	233,440	11/01/2020
Wayfare Interactive, Inc.		671,876	671,876	06/01/2021
Workspot, Inc.		1,031,394	1,031,394	06/01/2020
Xeeva, Inc.		2,314,394	2,314,394	07/01/2020
Zodiac, Inc.		484,472	484,472	07/01/2019
Subtotal:	23.9%	$39,410,204	$40,659,809

Technology Services
AirHelp, Inc.		$2,367,739	$2,367,739	10/01/2020
Akademos, Inc.***		848,678	848,678	08/01/2020
Blazent, Inc.		2,791,267	2,791,267	08/01/2020
Blue Technologies Limited**		1,436,936	1,436,936	04/01/2020
Callisto Media, Inc.		5,345,036	5,345,036	03/01/2021
CloudIQ Ltd.**		841,896	841,896	12/01/2020
Dolly, Inc.		834,672	834,672	06/01/2020
FSA Store, Inc.		2,333,578	2,333,578	12/01/2020
Iris.tv, Inc.		836,324	836,324	02/01/2021
Maxi Mobility, Inc.		19,139,034	19,139,034	01/01/2021
ParkJockey Global, Inc.		614,843	614,843	06/01/2019
Particle Industries, Inc.		744,122	744,122	11/01/2019
PayJoy, Inc.**		307,612	307,612	08/01/2019
Sixup PBC, Inc.**		380,913	380,913	06/01/2019
TrueFacet, Inc.		1,186,665	1,186,665	06/01/2021
Zeel Networks, Inc.		1,881,303	1,881,303	08/01/2020
Subtotal:	25.4%	$41,890,618	$41,890,618

Wireless
Bluesmart, Inc.		$470,425	$1,355,318	09/01/2019
InVenture Capital Corporation **		918,468	918,468	09/01/2019
Juvo Mobile, Inc. **		1,192,983	1,192,983	02/01/2020
Nextivity, Inc.		5,441,554	5,441,554	06/01/2021
Parallel Wireless, Inc.		4,624,072	4,624,072	10/01/2020
Subtotal:	7.7%	$12,647,502	$13,532,395

Total Loans (Cost of $314,981,551)	188.5%	$310,710,678	$314,981,551

Interest Rate Caps (Cost of $331,329)	0.2%	339,183	331,329

Total Investments (Cost $315,312,880)	188.7%	311,049,861	315,312,880
* As of December 31, 2017, loans with a cost basis of $4.1 million and fair value of $1.0 million were classified as non-accrual. These loans have been accelerated from their original maturity and are due in their entirety. During the period for which these loans have been classified as non-accrual, no interest income has been recognized.
** Indicates assets that the Fund deems “non-qualifying assets” under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of the Fund’s total assets at the time of acquisition of any additional non-qualifying assets. As of December 31, 2017, 9.5%of the Fund’s assets represented non-qualifying assets. As part of this calculation, the denominator consists of all eligible portfolio companies as defined in Section 2(a)(46); the numerator consists of total assets less the assets described in Section 55(a)(7).
***Indicates assets that are not senior loans.

As of December 31, 2016, all loans were made to non-affiliates as follows:

	Percentage of	Estimated Fair Value	Par Value	Final
Borrowers	Net Assets	12/31/2016	12/31/2016	Maturity Date

Biotechnology
Phylagen, Inc.		$458,705	$458,705	03/01/2020
Subtotal:	0.6%	$458,705	$458,705

Computers & Storage
Canary Connect, Inc.		$1,408,716	$1,408,716	12/01/2020
Electric Objects, Inc.		346,149	346,149	09/01/2019
HyperGrid, Inc.		1,170,799	1,170,799	12/01/2019
Rigetti & Co., Inc.		3,456,371	3,456,371	01/01/2020
Subtotal:	7.9%	$6,382,035	$6,382,035

Internet
Apartment List, Inc.		$1,376,349	$1,376,349	11/01/2019
Apsalar, Inc.		945,893	945,893	11/01/2019
Blitsy, Inc.		422,582	422,582	02/01/2019
CapLinked, Inc.		397,321	397,321	01/01/2019
Finrise, Inc.		222,320	222,320	09/01/2019
HEXAGRAM49, Inc.		5,000	423,906	*
Homelight, Inc.		943,900	943,900	12/01/2019
Honk Technologies, Inc.		1,396,791	1,396,791	12/01/2019
PerformLine, Inc.		857,624	857,624	06/01/2019
Placester, Inc.		2,542,991	2,542,991	10/01/2019
Playstudios, Inc.		1,166,728	1,166,728	03/01/2021
ShipBob, Inc.		468,983	468,983	01/01/2020
Spot.IM, Ltd. **		439,416	439,416	12/01/2019
Striking, Inc.		472,523	472,523	06/01/2019
Super Home, Inc.		209,758	209,758	03/01/2019
Thrive Market, Inc.		7,156,594	7,156,594	09/01/2019
Tictail, Inc.		356,102	356,102	07/01/2020
TouchofModern, Inc.		5,724,450	5,724,450	05/01/2020
Traackr, Inc.		628,107	628,107	04/01/2019
Viyet, Inc.		189,322	189,322	01/01/2019
Subtotal:	32.0%	$25,922,754	$26,341,660

Medical Devices
Anutra Medical, Inc.		$235,713	$235,713	12/01/2019
JustRight Surgical LLC		2,117,580	2,117,580	07/01/2019
Subtotal:	2.9%	$2,353,293	$2,353,293

Other Healthcare
Caredox, Inc.		$610,141	$610,141	01/01/2019
Cogito Corporation		708,757	708,757	09/01/2019
Hello Doctor, Ltd.**		141,167	141,167	03/01/2019
Hi.Q, Inc.		1,908,659	1,908,659	05/01/2020

	Percentage of	Estimated Fair Value	Par Value	Final
Borrowers	Net Assets	12/31/2016	12/31/2016	Maturity Date
Lean Labs, Inc.		214,224	214,224	12/01/2018
MD Revolution, Inc.		1,029,568	1,029,568	03/01/2020
Project Healthy Living, Inc.		777,742	777,742	12/01/2018
Skulpt, Inc.		872,416	872,416	03/01/2019
Trio Health Advisory Group, Inc.		828,757	828,757	02/01/2019
Wellist PBC, Inc.		354,443	354,443	12/01/2019
Subtotal:	9.2%	$7,445,874	$7,445,874

Other Technology
AltspaceVR, Inc.		$1,413,131	$1,413,131	12/01/2019
Asset Avenue, Inc.**		375,000	663,823	*
Astro, Inc.		322,296	322,296	09/01/2019
Automatic Labs, Inc.		2,358,518	2,358,518	12/01/2018
Candy Club Holdings, Inc.		173,491	173,491	09/01/2018
CommunityCo, LLC		241,801	241,801	03/01/2019
Daylight Solutions, Inc.		789,228	789,228	12/01/2018
Ensyn Corporation		5,248,499	5,248,499	11/01/2019
Eponym, Inc.		1,219,791	1,219,791	11/01/2019
Flo Water, Inc.		482,791	482,791	05/01/2020
Gap Year Global, Inc.		183,583	183,583	10/01/2018
Greats Brand, Inc.		459,163	459,163	12/01/2019
Hyperloop Technologies, Inc.		9,368,246	9,368,246	06/01/2019
June Life, Inc.		1,161,094	1,161,094	03/01/2020
Knockaway, Inc.		233,741	233,741	09/01/2019
Neuehouse, LLC		4,615,498	4,615,498	06/01/2019
One Financial Holdings Group, Inc.		662,491	662,491	04/01/2019
Owlet Baby Care, Inc.		855,802	855,802	03/01/2019
Plethora, Inc.		2,195,301	2,195,301	03/01/2019
Rosco & Benedetto Co.		345,735	345,735	09/01/2019
See Jane Farm, Inc.		1,281,788	1,281,788	01/01/2021
Seriforge, Inc.		163,971	163,971	09/01/2018
Skully, Inc.		237,075	2,363,124	*
Street League, Inc.		348,510	348,510	07/01/2020
Terralux, Inc.		1,238,167	1,238,167	03/01/2019
Wine Plum, Inc.		1,428,346	1,428,346	09/01/2019
Subtotal:	46.1%	$37,403,057	$39,817,929

Security
Bottlenose, Inc.		$700,000	$1,182,135	*
Kryptnostic, Inc.		477,043	477,043	06/01/2019
ThinAir Labs, Inc.		1,193,325	1,193,325	02/01/2020
Subtotal:	2.9%	$2,370,368	$2,852,503

Semiconductors & Equipment
ETA Compute, Inc.		$235,020	$235,020	10/01/2019
Subtotal:	0.3%	$235,020	$235,020

Software
Addepar, Inc.		$3,736,495	$3,736,495	06/01/2018
Apptimize, Inc.		788,145	788,145	03/01/2019
Bloomboard, Inc.		1,933,735	1,933,735	08/01/2019

	Percentage of	Estimated Fair Value	Par Value	Final
Borrowers	Net Assets	12/31/2016	12/31/2016	Maturity Date
BlueCart, Inc.		467,675	467,675	01/01/2020
Bounce Exchange, Inc.		1,414,450	1,414,450	05/01/2020
Drift Marketplace, Inc.		169,143	169,143	03/01/2020
HealthPrize Technologies, LLC		231,169	231,169	12/01/2019
IntelinAir, Inc.		224,388	224,388	06/01/2019
Interset Software, Inc. **		1,192,711	1,192,711	10/01/2019
Invoice2Go, Inc.		866,019	866,019	06/01/2020
JethroData, Inc. **		1,063,724	1,063,724	10/01/2019
Mintigo, Inc. **		575,091	575,091	04/01/2020
Swift Pursuits, Inc.		444,591	444,591	04/01/2020
Swrve, Inc.		1,896,971	1,896,971	05/01/2020
Toast, Inc.***		409,136	409,136	01/01/2019
Unmetric, Inc.		334,047	334,047	02/01/2020
Workspot, Inc.		604,544	604,544	02/01/2019
Xeeva, Inc.		2,391,498	2,391,498	06/01/2019
Zodiac, Inc.		720,349	720,349	07/01/2019
Subtotal:	24.0%	$19,463,881	$19,463,881

Technology Services
Ascend Consumer Finance, Inc. **		$437,702	$437,702	03/01/2019
Blazent, Inc.		1,915,129	1,915,129	01/01/2020
Blue Technologies Limited **		1,164,586	1,164,586	12/01/2019
Callisto Media, Inc.		2,385,198	2,385,198	06/01/2020
Iris.tv, Inc.		221,259	221,259	04/01/2019
ParkJockey Global, Inc.		954,941	954,941	06/01/2019
Particle Industries, Inc.		935,640	935,640	11/01/2019
PayJoy, Inc.**		463,591	463,591	08/01/2019
Sixup PBC, Inc. **		588,324	588,324	06/01/2019
TrueFacet, Inc.		704,807	704,807	08/01/2020
Zeel Networks, Inc.		934,554	934,554	08/01/2020
Subtotal:	13.2%	$10,705,731	$10,705,731

Wireless
Bluesmart, Inc.		$1,769,431	$1,769,431	09/01/2019
InVenture Capital Corporation **		1,373,749	1,373,749	09/01/2019
Juvo Mobile, Inc. **		948,131	948,131	01/01/2020
Nextivity, Inc.		5,425,716	5,425,716	06/01/2021
Parallel Wireless, Inc.		3,292,912	3,292,912	04/01/2020
Subtotal:	15.8%	$12,809,939	$12,809,939

Total Loans (Cost of $128,866,570)	154.9%	$125,550,657	$128,866,570

Interest Rate Caps (Cost of $57,806)	0.1%	117,849	64,000

Total Investments (Cost $128,924,376)	155.0%	125,668,506	128,930,570
* As of December 31, 2016, loans with a cost basis of $4.6 million and fair value of $1.3 million were classified as non-accrual. These loans have been accelerated from their original maturity and are due in their entirety. During the period for which these loans have been classified as non-accrual status, no interest income has been recognized.
** Indicates assets that the Fund deems “non-qualifying assets” under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of the Fund’s total assets at the time of acquisition of any additional non-qualifying assets. As of December 31, 2016, 6.5% of the

Fund’s assets represented non-qualifying assets. As part of this calculation, the denominator consists of all eligible portfolio companies as defined in Section 2(a)(46) of the 1940 Act; the numerator consists of total assets less the assets described in Section 55(a)(7) of the 1940 Act.
***Indicates assets that are not senior loans.
4. FAIR VALUE DISCLOSURES
The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies which are generally made to borrowers pursuant to commitments whereby the Fund agrees to finance assets and provide working capital up to a specified amount for the term of the commitments, upon the terms and subject to the conditions specified by such commitment. Even though these loans are generally secured by the assets of the borrowers, the Fund in most cases is subject to the credit risk of such companies. As of December 31, 2017 and 2016, the Fund's investments in loans are primarily to companies based within the United States and are diversified among borrowers in the industries shown below.  The percentage of net assets that each industry group represents is shown with the industry totals below (the sum of the percentages does not equal 100 percent because the percentages are based on net assets as opposed to total loans).  All loans are senior to unsecured creditors and other secured creditors, except as indicated in the Schedule above. The loan to Akademos, Inc. is subordinated to other secured creditors.
The Fund defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date; that is, an exit price. The exit price assumes the asset or liability was exchanged in an orderly transaction; it was not a forced liquidation or distressed sale. Because there is no readily available market price and no secondary market for substantially all of the debt investments made by the Fund to borrowing portfolio companies, Management determines fair value (or estimated exit value) based on hypothetical markets, and several factors related to each borrower.

Loan balances in the table below are summarized by borrower.  Typically a borrower's balance will be composed of several loans drawn under a commitment made by the Fund with the interest rate on each loan fixed at the time each loan is funded.  Each loan drawn under a commitment has a different maturity date and amount.  For the year ended December 31, 2017, the weighted-average interest rate on performing loans was 15.91%, which was inclusive of both cash and non-cash interest income. For the same period, the weighted-average interest rate on the cash portion of the interest income was 12.75%. For the year ended December 31, 2016, the weighted-average interest rate on performing loans was 15.34%. This rate is inclusive of both cash and non-cash interest income. For the same period, the weighted-average interest rate on the cash portion of the interest income was 11.88%. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants and new loans funded during the year.
The risk profile of a loan changes when events occur that impact the credit analysis of the borrower and loan as described in our loan accounting policy. Such changes result in the fair value adjustment made to the individual loans, which in accordance with U.S. GAAP, would be based on the price that would be received to sell an asset or paid to settle a liability in an orderly transaction between market participants at the measurement date. Where the risk profile is consistent with the original underwriting, which is primarily the case for this loan portfolio, the par value of the loan approximates fair value.

All loans as of December 31, 2017 were pledged as collateral for the debt facility, and the Fund's borrowings are generally collateralized by all assets of the Fund. As of December 31, 2017 and 2016, the Fund had unexpired unfunded commitments to borrowers of $96.2 million and $53.4 million, respectively.
Valuation Hierarchy
Under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (ASC) 820-10 "Fair Value Measurements", the Fund categorizes its fair value measurements in a three-level hierarchy that prioritizes the inputs used by the Fund's valuation techniques. A level is assigned to each fair value measurement based on the lowest level input that is significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are defined as follows:

Level 1	Unadjusted quoted prices for identical assets or liabilities in active markets that are accessible at the measurement date.
Level 2	Prices or valuations based on observable inputs other than quoted prices in active markets for identical assets and liabilities.
Level 3	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.
Transfers of investments between levels of the fair value hierarchy are recorded on the actual date of the event or change in circumstances that caused the transfer. There were no transfers in and out of Level 1, 2, or 3 during the year ended December 31, 2017, and 2016.
The Fund's cash equivalents were valued at the traded net asset value of the money market fund, and therefore, these measurements are classified as Level 1. The Fund's investments in the interest rate cap are based on quotes from the market makers that derive fair values from market data, and therefore, are classified as Level 2.
The Fund's loan transactions are individually negotiated and unique, and because there is no market in which these assets trade, the inputs for these assets, which are valued using estimated exit values, are classified as Level 3.

The following tables provide quantitative information about the Fund's Level 3 fair value measurements of the Fund's investments by industry as of December 31, 2017 and 2016. In addition to the techniques and inputs noted in the table below, the Fund may also use other valuation techniques and methodologies when determining its fair value measurements.

Investment Type - Level 3
Debt Investments	Fair Value at 12/31/2017	Valuation Techniques / Methodologies	Unobservable Input	Weighted Average / Amount or Range

Biotechnology	$480,578	Hypothetical market analysis	Hypothetical market coupon rate	16%

Computers & Storage	$5,256,965	Hypothetical market analysis	Hypothetical market coupon rate	14%

Internet	$66,867,428	Hypothetical market analysis	Hypothetical market coupon rate	15%
		Income Approach	Expected amount and timing of cash flow payment Discount Rate	$0 - $571,755 3%

Medical Devices	$6,229,671	Hypothetical market analysis	Hypothetical market coupon rate	16%

Other Healthcare	$46,819,778	Hypothetical market analysis	Hypothetical market coupon rate	15%
		Income Approach	Expected amount and timing of cash flow payment Discount Rate	$0 - $849,088 2%

Other Technology	$86,770,129	Hypothetical market analysis	Hypothetical market coupon rate	15%
		Income Approach	Expected amount and timing of cash flow payment Discount Rate	$30,000 - $100,000 0%

Security	$3,912,147	Hypothetical market analysis	Hypothetical market coupon rate	19%
		Income Approach	Expected amount and timing of cash flow payment Discount Rate	$5,000 0%

Semiconductors & Equipment	$425,658	Hypothetical market analysis	Hypothetical market coupon rate	13%

Software	$39,410,204	Hypothetical market analysis	Hypothetical market coupon rate	15%
		Income Approach	Expected amount and timing of cash flow payment Discount Rate	$0 - $1,500,000 3%

Technology Services	$41,890,618	Hypothetical market analysis	Hypothetical market coupon rate	13%

Wireless	$12,647,502	Hypothetical market analysis	Hypothetical market coupon rate	13%
		Income Approach	Expected amount and timing of cash flow payment Discount Rate	$0 - $1,517,227 3%
	$310,710,678

In accordance with ASC 820-10-50-2, adopted for the year ended December 31, 2017, the Fund has implemented revised terminology regarding the valuation technique applied in the table above. Previously, the technique was referred to as ‘Liquidation’ with the unobservable input as ‘Investment Collateral.’ The Fund has revised this to be more specific, although the nature of the technique has not changed, and henceforward is referred to as ‘Income Approach,’ with the unobservable input reflecting the key estimates and judgment required to perform a discounted cash flow analysis. There has been no impact to the valuations of the underlying debt investments by the adoption of the change in terminology.

Investment Type - Level 3
Debt Investments	Fair Value at 12/31/2016	Valuation Techniques / Methodologies	Unobservable Input	Weighted Average / Amount or Range

Computers & Storage	$6,382,035	Hypothetical market analysis	Hypothetical market coupon rate	14%

Internet	$25,922,754	Hypothetical market analysis	Hypothetical market coupon rate	15%
		Liquidation	Investment Collateral	$5,000

Medical Devices	$2,353,293	Hypothetical market analysis	Hypothetical market coupon rate	17%

Other Healthcare	$7,445,874	Hypothetical market analysis	Hypothetical market coupon rate	15%

Other Technology	$37,403,057	Hypothetical market analysis	Hypothetical market coupon rate	16%
		Liquidation	Investment Collateral	$237,075-$375,000

Security	$2,370,368	Hypothetical market analysis	Hypothetical market coupon rate	13%
		Liquidation	Investment Collateral	$700,000

Software	$19,463,881	Hypothetical market analysis	Hypothetical market coupon rate	15%

Technology Services	$10,705,731	Hypothetical market analysis	Hypothetical market coupon rate	14%

Wireless	$12,809,939	Hypothetical market analysis	Hypothetical market coupon rate	13%

Other*	$693,725	Hypothetical market analysis	Hypothetical market coupon rate	15%

	$125,550,657
* Other loans, as of December 31, 2016, were comprised of companies in the Biotechnology and Semiconductors & Equipment industries.

The following table presents the balances of assets as of December 31, 2017 measured at fair value on a recurring basis:

As of December 31, 2017	Level 1	Level 2	Level 3	Total
ASSETS:
Loans†	$—	$—	$310,710,678	$310,710,678
Interest rate cap	—	339,183	—	339,183
Cash equivalents	7,879,718	—	—	7,879,718
Total assets	$7,879,718	$339,183	$310,710,678	$318,929,579
† For a detailed listing of borrowers comprising this amount, please refer to Note 3, Schedules of Investments.

The following table presents the balances of assets as of December 31, 2016 measured at fair value on a recurring basis:

As of December 31, 2016	Level 1	Level 2	Level 3	Total
ASSETS:
Loans†	$—	$—	$125,550,657	$125,550,657
Interest rate cap	—	117,849	—	117,849
Cash equivalents	9,821,733	—	—	9,821,733
Total assets	$9,821,733	$117,849	$125,550,657	$135,490,239
† For a detailed listing of borrowers comprising this amount, please refer to Note 3, Schedules of Investments.
The following table provides a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Year Ended December 31, 2017
	Loans	Warrants	Stock	Convertible Note
Beginning balance	$125,550,657	$—	$—	$—
Acquisitions and originations	252,392,500	16,904,566	38,935	17,507
Principal reductions and amortization of discounts	(61,424,638)	—	—	—
Distributions to shareholder	—	(16,904,566)	(38,935)	(17,507)
Net change in unrealized loss from investments	(954,960)	—	—	—
Net realized loss from investments	$(4,852,881)	$—	—	—
Ending balance	$310,710,678	$—	$—	$—
Net change in unrealized loss on investments relating to investments still held at December 31, 2017	$(3,982,050)

The following table provides a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Year Ended December 31, 2016
	Loans	Warrants	Convertible Note
Beginning balance	$26,231,626	$—	$—
Acquisitions and originations	114,180,000	6,867,724	17,767
Principal reductions and amortization of discounts	(11,545,056)	—	—
Distributions to shareholder	—	(6,867,724)	(17,767)
Net change in unrealized loss from investments	$(3,315,913)	$—	—
Ending balance	$125,550,657	$—	$—
Net change in unrealized loss on investments relating to investments still held at December 31, 2016	$(3,315,913)

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

6.  CAPITAL STOCK
As of December 31, 2017, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding.  Total committed capital of the Company, as of December 31, 2017 and December 31, 2016 was $423.6 million and $423.6 million, respectively.  Total contributed capital to the Company through December 31, 2017 and December 31, 2016 was $249.9 million and $116.5 million, of which $213.1 million and $97.9 million was contributed to the Fund, respectively.
The chart below shows the distributions of the Fund for the years ended December 31, 2017, 2016 and for the period from August 12, 2015, commencement of operations, through December 31, 2015*.

	For the Year Ended	For the Year Ended	For the Period Ended
	December 31, 2017	December 31, 2016	December 31, 2015*
Cash distributions	$29,500,000	$—	$—
Distributions of equity securities and convertible notes	$16,961,008	6,885,490	2,177,763
Total distributions to shareholder	$46,461,008	$6,885,490	$2,177,763

* From August 12, 2015, commencement of operations, through December 31, 2015.
7. DEBT FACILITY
On April 5, 2016, the Fund established a secured, syndicated revolving loan facility in an initial amount up to $150,000,000, (the “Loan Agreement”) led by Wells Fargo, N.A. and MUFG Union Bank, N.A. On September 11, 2017, the Loan Agreement was amended (the “Amended Loan Agreement”) and the borrowing availability thereunder increased to $280,000,000. An additional $75,000,000 is potentially available to the Fund, subject to further negotiation and credit approval, through an accordion provision contained in the Amended Loan Agreement. All of the assets of the Fund collateralize borrowings by the Fund. Loans under the facility may be, at the option of the Fund, a Reference Rate Loan, a LIBOR Rate Loan, or a LIBOR Market Index Rate Loan. A Reference Rate Loan is defined as a loan bearing interest at the highest of: (a) the Federal Funds Rate for such day plus one half of one percent (0.50%), (b) the Prime Rate, and (c) LIBOR plus one percent (1%) (“Reference Rate”"). A LIBOR Rate Loan is defined as a Loan bearing interest at the prevailing LIBOR rate for a period equal to the applicable LIBOR Loan Period which appears on the Reuters Screen LIBOR01 Page (or any applicable successor page) at approximately 11:00 a.m. (London time) two (2) Business Days prior to the first day of the applicable LIBOR Loan Period (rounded upward, if necessary, to the nearest 1/100th of 1%) (“LIBOR Rate”). A LIBOR Market Index Rate Loan is defined as a Loan bearing interest, for any day, at a variable rate of interest equal to the one-month LIBOR Market Index Rate based on a minimum deposit of at least $5.0 million for a period equal to one month which appears on the Reuters Screen LIBOR01 Page (or any applicable successor page) at approximately 11:00 a.m. (London time) on such date of determination, or if not a business day, then the immediate preceding business day (rounded upward, if necessary to the nearest 1/100th of 1%). As of December 31, 2017, the Fund’s outstanding borrowings were entirely based on the LIBOR Rate. The facility terminates on September 11, 2020, but can be accelerated in the event of default, such as failure by the Fund to make timely interest or principal payments.

Borrowings under the facility are collateralized by receivables from loans to portfolio companies advanced by the Fund with assignment of such receivables to the financial institution, plus all of the other assets of the Fund. Interest is charged to the Fund based on its borrowings at, pursuant to the election of the Fund, an annual rate equal to either (i) LIBOR plus 2.75% or (ii) the Reference Rate plus 1.75%, or (iii) the LIBOR Market Index Rate plus 2.75%. The Fund also pays an annual commitment fee under the Amended Loan Agreement. When the Fund is using 50% or more of the maximum amount available under the Amended Loan Agreement, the applicable commitment fee is 0.25% of the unused portion of the loan facility; otherwise, the applicable commitment fee is 0.50% of the unused portion. The Fund pays the unused line fee quarterly. The Fund will pay interest on its borrowings upon each maturity date. As of December 31, 2017 and 2016, $156.5 million and $53.0 million was outstanding under the facility, respectively.

As of December 31, 2017, the LIBOR Rate is as follows:

1 Month LIBOR	1.5643%
3 Month LIBOR	1.6943%

Bank fees and other costs of $2.2 million were incurred in connection with the facility. The bank fees and other costs incurred have been capitalized and are amortized to interest expense on a straight line basis over the expected life of the facility.  As of December 31, 2017, the remaining unamortized fees and costs of $1.5 million are being amortized over the expected life of the facility, which is expected to terminate on September 11, 2020.

The facility is revolving and as such does not have a specified repayment schedule, although advances are secured by the assets of the Fund and thus repayments will be required as assets decline. The facility contains various covenants including financial covenants related to: (i) minimum debt service coverage ratio, (ii) interest coverage ratio, (iii) maximum loan loss reserves, (iv) unfunded commitment ratio, (v) Maximum Loan Loss Test and (vi) Covenant Deferral Condition. There are also various restrictive covenants, including limitations on (i) the incurrence of liens, (ii) consolidations, mergers and asset sales, and (iii) capital expenditures. As of December 31, 2017, Management believes that the Fund was in compliance with these covenants.

The following is the summary of the outstanding facility draws as of December 31, 2017:

Roll-over/Draw Date	Amount	Maturity Date*	All-In Interest Rate**
October 31, 2017	$98,000,000	1/29/2018	4.13%
November 2, 2017	$4,000,000	1/29/2018	4.13%
November 27, 2017	$15,000,000	1/29/2018	4.16%
November 8, 2017	$29,500,000	2/6/2018	4.15%
November 29, 2017	$10,000,000	2/6/2018	4.23%
TOTAL OUTSTANDING	$156,500,000

* On January 29, 2018, Management rolled the first three loans in the table above, totaling $117.0 million, to a 30 day LIBOR rate loan, maturing on March 1, 2018 and on February 6, 2018, Management rolled the last two loans in the table above, totaling $39.5 million, to a 30-day LIBOR rate loan, maturing on March 1, 2018.
** Inclusive of 2.75% applicable LIBOR margin plus LIBOR rate.
8. MANAGEMENT AND RELATED PARTIES
Management
As compensation for its services to the Fund, for the two-year period that commenced with the first capital closing, which took place on August 8, 2015, the Manager received a management fee (“Management Fee”) computed and paid at the end of each quarter at an annual rate of 2.5% of the Company's committed equity capital (regardless of when or if the capital was called) as of the last day of each fiscal quarter .  Following this two-year period, starting on August 12, 2017, Management Fees are calculated and paid at the end of each quarter at an annual rate of 2.5% of the Fund's total assets (including amounts derived from borrowed funds) as of the last day of each quarter. Management Fees of $9.6 million, $10.6 million and $4.1 million were recognized as expenses for the years ended December 31, 2017 and 2016 and for the period from August 12, 2015, commencement of operations, through December 31, 2015, respectively.
Related Parties
Certain officers and directors of the Fund also serve as officers and directors of the Manager. The Articles of Incorporation of the Fund provide for indemnification of directors, officers, employees, and agents (including the Manager) of the Fund to the full extent permitted by applicable state law and the 1940 Act, including the advance of expenses and reasonable counsel fees. The Articles of Incorporation of the Fund also contain a provision eliminating personal liability of a Fund director or officer to the Fund or its shareholder for monetary damages for certain breaches of their duty of care. For this reason, the Fund has acquired a directors & officers insurance policy.
Transactions with Venture Lending & Leasing VII, Inc. (“Fund VII”)
The Manager also serves as manager for Fund VII. The Fund's Board of Directors determined that so long as Fund VII had capital available to invest in loan transactions with final maturities earlier than December 31, 2022 (the date on which Fund VII will be dissolved), the Fund would invest in each portfolio company in which Fund VII invested (“Investments”). The amount of each investment was allocated 50% to the Fund and 50% to Fund VII. Fund VII stopped making commitments on June 30, 2017, but continues to fund previous commitments.

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
9. INTEREST RATE CAP AGREEMENT
In September 2016, the Fund had entered into an initial interest rate cap transaction with MUFG Union Bank, N.A. to cap floating interest rates at 2.00%. The purpose of the interest rate cap agreement is to protect the Fund against rising interest rates, as the Fund originates loans with fixed interest rates. The Fund continues to adjust the notional principal amount as the outstanding balance under the debt facility changes. As of December 31, 2017, the Fund had four interest cap contracts with the notional principal amount totaling $87.0 million. On December 20, 2017 the Fund entered into another interest rate cap transaction with MUFG Union Bank, N.A. to extend the current interest rate cap contracts to the expected life of the facility, September 11, 2020. The Fund paid initial costs for the cap agreements of $384,900, which are amortized on a straight-line basis over the life of the instruments. It will receive payment from the counterparty when the 90-day LIBOR rate exceeds the 2.00% cap rate on each settlement date which, as of December 31, 2017, was 1.6943%. Payments, if necessary, would be made quarterly and would terminate on September 11, 2020.

The average notional amount outstanding was $67.5 million and $9.2 million for the year ended December 31, 2017 and 2016, respectively.

As of December 31, 2017 and 2016, the fair value of the Fund's derivative financial instruments were as follows:

	Asset Derivatives
	December 31, 2017		December 31, 2016
Derivatives:	Statements of Assets and Liabilities	Fair Value	Statements of Assets and Liabilities	Fair Value
Interest rate cap agreement	Interest Rate Caps	$339,183	Interest Rate Caps	$117,849

For the years ended December 31, 2017, 2016 and for the period from August 12, 2015, the commencement of operations, through December 31, 2015, the derivative financial instruments had the following effect on the Statements of Operations:

Derivatives:	Locations on Statements of Operations	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016	For the Period Ended December 31, 2015*
Interest rate cap agreement	Net change in unrealized gain (loss) from investments	$(52,189)	$60,043	$—
* From August 12, 2015, commencement of operations, through December 31, 2015.
10. TAX STATUS
The Fund intends to be treated as a Regulated Investment Company (“RIC”) under Subchapter M of the Internal Revenue Code (the "Code") and operates in a manner so as to qualify for the tax treatment applicable to RICs. Failing to maintain at least 70% of total assets in "qualifying assets" will result in the loss of BDC status, resulting in losing its favorable tax treatment as a RIC. As of December 31, 2017, the Fund has met the BDC and RIC requirements. The Fund elected to be treated for federal income tax purposes as a RIC under the Internal Revenue Code with the filing of its federal corporate income tax for 2016.

To qualify for favorable tax treatment as a RIC, the Fund is required to distribute annually to its sole shareholder at least 90% of its investment company taxable income, as defined by the Code. To avoid federal excise taxes, the Fund must distribute annually at least 98% of its ordinary income and 98.2% of net capital gains from the current year and any undistributed ordinary income and net capital gains from the preceding years. The Fund, at its discretion, may carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on this income. If the Fund chooses to do so, all other things being equal, this would increase expenses and reduce the amount available to be distributed to the sole shareholder. The Fund will accrue excise tax on estimated undistributed taxable income as required. Below is a table summarizing the cost (on U.S. GAAP and tax basis) and the appreciation and depreciation of the investments reported on the Schedules of Investments in Note 3 below.

As of December 31, 2017

Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)	Fair Value
Loans	$314,981,551	$—	$(4,270,873)	$(4,270,873)	$310,710,678
Interest Rate Cap	$331,329	$—	$7,854	$7,854	$339,183
Total	$315,312,880	$—	$(4,263,019)	$(4,263,019)	$311,049,861

As of December 31, 2016

Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)	Fair Value
Loans	$128,866,570	$—	$(3,315,913)	$(3,315,913)	$125,550,657
Interest Rate Cap	$57,806	$—	$60,043	$60,043	$117,849
Total	$128,924,376	$—	$(3,255,870)	$(3,255,870)	$125,668,506

Dividends from net investment income and distributions from net realized capital gains are determined in accordance with U.S. federal income tax regulations, which may differ from those amounts determined in accordance with U.S. GAAP. These book/tax differences are either temporary or permanent in nature. To the extent these differences are permanent, they are charged or credited to paid-in-capital or accumulated net realized gain (loss), as appropriate, in the period that the differences arise. Temporary and permanent differences are primarily attributable to differences in the tax treatment of certain loans and the tax characterization of income and non-deductible expenses. These differences are generally determined in conjunction with the preparation of the Fund's annual RIC tax return.

                Book and tax basis differences relating to shareholder dividends and distributions and other permanent book and tax differences are reclassified among the Fund's capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from U.S. GAAP.

Through December 31, 2017, the Fund had no undistributed earnings. Additionally, for the year ended December 31, 2017, distributions were made in excess of distributable earnings by $30.4 million. The Fund may pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce the shareholder's tax basis in its shares. Distributions in excess of the net investment income were $44.0 million and $13.6 million as of December 31, 2017 and 2016, respectively. As of December 31, 2017, the Fund had no uncertain tax positions. As of December 31, 2017, the Fund had no capital loss carry forwards.

The Fund's tax years open to examination by federal and California tax authorities are for years 2015 and forward.
11. FINANCIAL HIGHLIGHTS
U.S. GAAP requires disclosure of financial highlights of the Fund for the period presented. The total rate of return is defined as the return based on the change in value during the period of a theoretical investment made at the beginning of the period.  The total rate of return assumes a constant rate of return for the Fund during the period reported and weights each cash flow by the amount of time held in the Fund.  This required methodology differs from an internal rate of return. The Fund did not commence operations until August 12, 2015.
The ratios of expenses and net investment income (loss) to average net assets, calculated below, are not annualized and are computed based upon the aggregate weighted average net assets of the Fund for the period presented.  Because of the relatively short duration of fiscal year 2015, annualizing the ratios of expenses and net investment loss to average net assets for the period August 12, 2015, commencement of operations, through December 31, 2015 would not be meaningful. Net investment loss is inclusive of all investment income, net of expenses, and excludes realized or unrealized gains and losses.

Beginning and ending net asset values per share are based on the beginning and ending number of shares outstanding.  Other per share information is calculated based upon the aggregate weighted average net assets of the Fund for the period presented.

The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Year Ended	For the Year Ended	For the Period Ended
	December 31, 2017	December 31, 2016	December 31, 2015*

Total return	10.79%	(6.80)%	(29.86)%

Per share amounts:
Net asset value, beginning of year/period	810.72	320.59	0.25

Net investment Income (loss)	$209.30	(7.46)	(37.88)
Net realized and change in unrealized loss from investments	(58.60)	(32.56)	—
Net increase (decrease) in net assets from operations	150.70	(40.02)	(37.88)

Distributions of income to shareholder	(160.78)	—	—
Return of capital to shareholder	(303.83)	(68.85)	(21.78)
Contributions from shareholder	1,151.50	599.00	380.00
Net asset value, end of year/period	$1,648.31	$810.72	$320.59

Net assets, end of year/period	$164,831,060	$81,071,642	$32,058,748

Ratios to average net assets:
Expenses	11.02%	20.48%	23.60%
Net investment loss	15.13%	(1.22)%	(20.26)%
Portfolio turn-over rate	0%	0%	0%
Average debt outstanding**	$103,207,692	$35,111,111	$—
*From August 12, 2015, commencement of operations, through December 31, 2015.
**For the periods through which debt was outstanding.
12. SUBSEQUENT EVENTS
The Fund evaluated subsequent events through the date the financial statements were issued and determined that no additional subsequent events had occurred that would require accrual or disclosure in the financial statements.