Form 10-Q
period 2018-03-31
Venture Lending & Leasing VIII, Inc.
filed 2018-05-15
CIK 1642862

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x]  No [ ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]   No [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and "smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [x]	Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]  No [x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 15, 2018
Common Stock, $.001 par value	100,000

VENTURE LENDING & LEASING VIII, INC.
INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Statements of Assets and Liabilities (Unaudited)
As of March 31, 2018 and December 31, 2017

Condensed Statements of Operations (Unaudited)
For the three months ended March 31, 2018 and 2017

Condensed Statements of Changes in Net Assets (Unaudited)
For the three months ended March 31, 2018 and 2017

Condensed Statements of Cash Flows (Unaudited)
For the three months ended March 31, 2018 and 2017

Notes to Condensed Financial Statements (Unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Mine Safety Disclosures

Item 5.	Other Information

Item 6.	Exhibits

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VENTURE LENDING & LEASING VIII, INC.

CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
AS OF MARCH 31, 2018 AND DECEMBER 31, 2017

	March 31, 2018	December 31, 2017
ASSETS
Loans, at estimated fair value
(cost of $408,179,513 and $314,981,551)	$402,386,517	$310,710,678
Interest rate caps (cost of $294,658 and $331,329)	866,361	339,183
Total Investments (Cost of $408,474,171 and $315,312,880)	403,252,878	311,049,861

Cash and cash equivalents	12,253,646	7,879,718
Other assets	7,039,453	6,302,229
Total assets	422,545,977	325,231,808

LIABILITIES
Borrowings under debt facility	186,000,000	156,500,000
Accrued management fees	2,640,912	2,032,699
Accounts payable and other accrued liabilities	1,800,833	1,868,049
Total liabilities	190,441,745	160,400,748

NET ASSETS	$232,104,232	$164,831,060

Analysis of Net Assets:

Capital paid in on shares of capital stock	$280,075,000	$213,075,000
Net unrealized depreciation on investments	(5,221,292)	(4,263,019)
Distribution in excess of net investment income	(42,749,476)	(43,980,921)
Net assets (equivalent to $2,321.04 and $1,648.31 per share based on 100,000 shares of capital stock outstanding - See Note 6 and Note 10)	$232,104,232	$164,831,060

Commitments & Contingent Liabilities:
Unfunded unexpired commitments (See Note 4)	$101,275,000	$96,160,000

See notes to condensed financial statements

VENTURE LENDING & LEASING VIII, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

	For the Three Months Ended March 31, 2018	For the Three Months Ended March 31, 2017

INVESTMENT INCOME:
Interest on loans	$12,859,715	$5,459,513
Other interest and other income	32,996	13,442
Total investment income	12,892,711	5,472,955

EXPENSES:
Management fees	2,640,912	2,647,656
Interest expense	1,966,437	760,220
Banking and professional fees	65,683	82,839
Other operating expenses	35,057	30,457
Total expenses	4,708,089	3,521,172

Net investment income	8,184,622	1,951,783

Net realized loss from investments	(287,627)	(3,246,537)
Net change in unrealized gain (loss) from investments	(958,273)	2,345,149
Net realized and change in unrealized loss from investments	(1,245,900)	(901,388)

Net increase in net assets resulting from operations	$6,938,722	$1,050,395
Net increase in net assets resulting from operations per share	$69.39	$10.50
Weighted average shares outstanding	100,000	100,000

See notes to condensed financial statements

VENTURE LENDING & LEASING VIII, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

	For the Three Months Ended March 31, 2018	For the Three Months Ended March 31, 2017
Net increase in net assets resulting from operations:
Net investment income gain	$8,184,622	$1,951,783
Net realized loss from investments	(287,627)	(3,246,537)
Net change in unrealized gain (loss) from investments	(958,273)	2,377,336
Net increase in net assets resulting from operations	6,938,722	1,082,582

Distributions of income to shareholder	(6,665,550)	—
Return of capital to shareholder	—	(5,999,136)
Contributions from shareholder	67,000,000	30,000,000
Net increase in capital transactions	60,334,450	24,000,864

Total increase in net assets	67,273,172	25,083,446

Net assets
Beginning of period	164,831,060	81,071,642

End of period (undistributed net investment income of $1,231,445 and $0)	$232,104,232	$106,155,088

See notes to condensed financial statements

VENTURE LENDING & LEASING VIII, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

	For the Three Months Ended March 31, 2018	For the Three Months Ended March 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets resulting from operations	$6,938,722	$1,050,395
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net realized loss from investments	287,627	3,246,537
Net change in unrealized (gain) loss from investments	958,273	(2,345,149)
Amortization of deferred costs related to borrowing facility and interest rate cap agreements	174,797	87,037
Net increase in other assets	(875,349)	(1,543,712)
Net increase in accounts payable, other accrued liabilities, and accrued management fees	540,997	29,102
Origination of loans	(115,295,806)	(70,187,500)
Principal payments on loans	21,694,743	14,074,105
Acquisition of equity securities	(6,550,076)	(5,903,150)
Net cash used in operating activities	(92,126,072)	(61,492,335)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions from shareholder	67,000,000	30,000,000
Borrowings under debt facility	49,500,000	48,000,000
Repayment of debt facility	(20,000,000)	(15,000,000)
Net cash provided by financing activities	96,500,000	63,000,000

Net increase in cash and cash equivalents	4,373,928	1,507,665

CASH AND CASH EQUIVALENTS:
Beginning of period	7,879,718	9,821,733
End of period	$12,253,646	$11,329,398

SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE PERIOD:
Interest	$2,254,288	$728,440
NON-CASH OPERATING AND FINANCING ACTIVITIES:
Distributions of equity securities to shareholder	$6,665,550	$5,999,136
Receipt of equity securities as repayment of loans	$115,474	$95,985

See notes to condensed financial statements

VENTURE LENDING & LEASING VIII, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.	ORGANIZATION AND OPERATIONS OF THE FUND
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

The Fund’s investment objective is to achieve a superior risk adjusted investment return. In the Manager’s opinion, the accompanying condensed interim financial statements (hereafter referred to as “financial statements”) include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“U.S. GAAP”) have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the three months ended March 31, 2018 are not necessarily indicative of what the results would be for a full year. These financial statements should be read in conjunction with the financial statements and the notes included in the Fund’s Annual Report on Form 10-K for the period ended December 31, 2017.
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
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand and cash equivalents with maturities of 90 days or less. Included in this are money market mutual funds that are valued at their most recently traded price prior to the valuation date. Within cash and cash equivalents, as of March 31, 2018, the Fund held cash of $12,211,146 and 42,500 units in the Blackrock Treasury Trust Institutional Fund at $1 per unit at a yield of 1.56%, which represents 5.28% of the net assets of the Fund.
Interest Income
Interest income on loans is recognized on an accrual basis using the effective interest method including amounts from the amortization of discounts attributable to equity securities received as part of the loan transaction. Additionally, fees received as part of the transaction are added to the loan discount and amortized over the life of the loan.

Investment Valuation Procedures

The Fund accounts for loans at fair value in accordance with the valuation methods below. All valuations are determined under the direction of the Manager, in accordance with those valuation methods.

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

As of March 31, 2018 and December 31, 2017, the financial statements include nonmarketable investments of $402.4 million and $310.7 million, respectively (or 95.2% and 95.5% of total assets, respectively), with fair values determined by the Manager in the absence of readily determinable market values. Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Below is the information used by the Manager in making these estimates.

Loans

The Fund defines fair value as the price that would be received to sell an asset or paid to lower a liability in an orderly transaction between market participants at the measurement date. Because there is no readily available market price and no secondary market for substantially all of the debt investments made by the Fund into borrowing portfolio companies, Management determines fair value based on hypothetical markets, and on several factors related to each borrower, including, but not limited to, the borrower’s payment history, available cash and “burn rate,” revenues, net income or loss, the likelihood that the borrower will be able to secure additional financing in the future, and an evaluation of the general interest rate environment. The amount of any valuation adjustment considers estimated amount and timing of cash payments of principal and interest from the borrower and/or liquidation analysis and is determined based upon a credit analysis of the borrower and an analysis of the expected recovery from the borrower, including consideration of factors such as the nature and quality of the Fund’s security interests in collateral, the estimated value of the Fund’s collateral, the size of the loan, and the estimated time that will elapse before the Fund achieves a recovery. Management has evaluated these factors and has concluded that together, the effect of deterioration in the quality of the underlying collateral, increase in size of loan, increase in the estimated time to recovery, and increase in the hypothetical market coupon rate would have the effect of lowering the value of the current portfolio of loans.

Non-accrual Loans

The Fund’s policy is to classify a loan on non-accrual when the portfolio company is delinquent for three consecutive months on monthly loan payments, or, in the opinion of Management, either ceases or drastically curtails its operations and Management deems that it is unlikely that the loan will return to performing status. When a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed for the quarter in which the loan was placed on non-accrual status. Any uncollected interest related to quarters prior to when the loan was placed on non-accrual status is added to the principal balance, and the aggregate balance of the principal and interest is evaluated in accordance with the policy for valuation of loans in determining Management’s best estimate of fair value. Interest received by the Fund on non-accrual loans will be recognized as interest income if, and when the proceeds received exceeds the book value of the respective loan.
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

As of March 31, 2018, loans with a cost basis of $8.5 million and a fair value of $2.7 million have been classified as non-accrual. As of December 31, 2017, loans with a cost basis of $4.1 million and fair value of $1.0 million were classified as non-accrual.

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
The remaining expected lives of warrants are based on historical experience of the average life of the warrants, as warrants are often exercised in the event of acquisitions, mergers, or initial public offerings and terminated due to events such as bankruptcies, restructuring activities, or additional financings. These events cause the expected term to be less than the remaining contractual term of the warrants. The Fund assumed the average duration of a warrant is 3.5 years for the three months ended March 31, 2018, and 2017. The effect of a hypothetical increase in the estimated initial term of the warrants used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants.
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
As of March 31, 2018 and December 31, 2017, the fair values of Other Assets and Liabilities are estimated at their carrying values because of the short-term nature of these assets or liabilities.
As of March 31, 2018 and December 31, 2017, based on borrowing rates available to the Fund, the estimated fair values of the borrowings under the debt facility were $186.0 million and $156.5 million, respectively.

Commitment Fees
Unearned income and commitment fees on loans are recognized using the effective interest method over the term of the loan. Commitment fees are carried as liabilities when received for commitments upon which no draws have been made. When the first draw is made, the fee is treated as unearned income and is recognized as described above. If a draw is never made, the forfeited commitment fee less any applicable legal costs becomes recognized as other income after the commitment expires.

Deferred Bank Fees

The deferred bank fees and costs associated with the debt facility are included in Other Assets in the Condensed Statement of Assets & Liabilities and are being amortized over the estimated life of the facility, which currently matures on September 11, 2020. The amortization of these costs is recorded as interest expense in the Condensed Statements of Operations.

Interest Rate Cap Agreements

The Fund has entered into interest rate cap agreements which are primarily valued on the basis of the future expected interest rates on the remaining notional principal balance. This methodology is comparable to what a prospective acquirer would use in determining the amount they would pay on the measurement date. Valuation pricing models utilized to fair value the caps consider inputs such as forward rates, anticipated interest rate volatility relating to the reference rate, as well as time value and other factors underlying cap instruments. The interest rate cap contracts are recorded in the Condensed Statement of Assets & Liabilities at the estimated fair value. Subsequent changes in fair value are recorded in the Net change in unrealized gain (loss) from investments in the Condensed Statements of Operations and the quarterly interest received on the interest rate cap contracts, if any, will be recorded in Net change in realized gain (loss) from investments in the Condensed Statements of Operations. Since inception through March 31, 2018, there has been no interest received on interest rate cap contracts.

Recent Accounting Pronouncements

In October 2016, the Securities and Exchange Commission (“SEC”) adopted new rules and forms and amended other rules to enhance the reporting and disclosure of information by registered investment companies. As part of these changes, the SEC amended Regulation S-X to standardize and enhance disclosures in investment company financial statements. Implementation of the new or amended rules is required for reporting periods ending after August 1, 2017. The Fund has reviewed the requirements and adopted the amendments to Regulation S-X to provide the required disclosure in Footnote 3 - Schedules of Investments and Footnote 8 - Interest Rate Cap Agreement for the periods presented.

In November 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-18, “Statement of Cash Flows (topic 230): Restricted Cash, a consensus of the FASB Emerging Issues Task Force,” which requires that a statement of cash flows explain the change during the period in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-the-period and end-of-the-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for annual reporting periods, and the interim periods within those periods, beginning after December 15, 2017. We do not believe that ASU 2016-18 will have a material impact on our financial statements and disclosures.

3.    SCHEDULES OF INVESTMENTS
As of March 31, 2018, all loans were made to non-affiliates as follows (unaudited):

Borrower	Percentage of Net Assets	Estimated Fair Value 3/31/2018	Par Value 3/31/2018	Final Maturity Date

Biotechnology
Orpheus Therapeutics, Inc.		$172,046	$172,046	08/01/2020
Phylagen, Inc.		309,636	309,636	03/01/2020
Subtotal:	0.2%	$481,682	$481,682

Computers & Storage
Canary Connect, Inc.		$866,672	$1,390,454	*
HyperGrid, Inc.		876,102	876,102	12/01/2019
Rigetti & Co., Inc.		2,501,042	2,501,042	01/01/2019
Subtotal:	1.8%	$4,243,816	$4,767,598

Internet
Amino Payments, Inc.		$725,637	$725,637	03/01/2021
Apartment List, Inc		857,804	857,804	11/01/2019
Better Doctor, Inc.		1,318,538	1,318,538	12/01/2020
Bitfinder, Inc.		478,960	478,960	09/01/2020
Bombfell, Inc.		954,503	954,503	04/01/2021
CapLinked, Inc.		170,686	170,686	01/01/2019
Clearsurance, Inc.		924,478	924,478	03/01/2021
ConnectedYard, Inc.		432,330	432,330	06/01/2020
DailyFeats, Inc.		3,448,341	3,448,341	12/01/2020
Daily Muse, Inc.		5,693,099	5,693,099	12/01/2021
Darby Smart, Inc.		1,646,296	1,646,296	02/01/2021
DreamCloud Holdings, LLC		3,474,471	3,474,471	01/01/2021
Eventbite, Inc.		26,712,091	26,712,091	09/01/2022
Figure 1, Inc.**		862,819	862,819	06/01/2021
Handy Technologies, Inc.		4,769,866	4,769,866	12/01/2020
Homelight, Inc.		563,495	563,495	12/01/2019
Honk Technologies, Inc.		1,911,052	1,911,052	05/01/2020
iZENEtech, Inc.**		4,651,978	4,651,978	01/01/2021
Lenddo International**		1,799,039	1,799,039	01/01/2021
Linden Research Inc.		5,411,235	5,411,235	09/01/2021
MassDrop, Inc.		6,580,466	6,580,466	01/01/2022
Node, Inc.		360,961	360,961	01/01/2020
Placester, Inc.		1,745,192	1,745,192	10/01/2019
Playstudios, Inc.		1,195,208	1,195,208	03/01/2021
Radius Intelligence, Inc.		7,011,494	7,011,494	10/01/2021
Relay Network, LLC		1,926,288	1,926,288	09/01/2020
ShipBob, Inc.		552,209	552,209	01/01/2020
SocialChorus, Inc.		2,356,501	2,356,501	01/01/2021

Borrower	Percentage of Net Assets	Estimated Fair Value 3/31/2018	Par Value 3/31/2018	Final Maturity Date
Spot.IM, Ltd.**		756,269	756,269	05/01/2020
SpotOn Computing, Inc.		1,380,044	1,380,044	10/01/2020
Stay alfred, Inc.		6,541,390	6,541,390	12/01/2021
Super Home, Inc.		103,679	103,679	03/01/2019
Tango Card, Inc.		1,452,212	1,452,212	11/01/2020
Thrive Market, Inc.		4,258,748	4,258,748	09/01/2019
Tictail, Inc.		1,057,919	1,057,919	05/01/2021
TouchofModern, Inc.		3,874,220	3,874,220	05/01/2020
Traackr, Inc.		292,037	292,037	04/01/2019
Subtotal:	46.6%	$108,251,555	$108,251,555

Medical Devices
Anutra Medical, Inc.		$270,517	$270,517	12/01/2019
Keystone Heart, Inc.**		2,524,328	2,524,328	11/01/2020
Renovia, Inc.		3,532,099	3,532,099	06/01/2021
Subtotal:	2.7%	$6,326,944	$6,326,944

Other Healthcare
4G Clinical LLC		$891,973	$891,973	07/01/2020
Call9, Inc.		1,341,377	1,341,377	01/01/2021
Caredox, Inc.		266,654	266,654	01/01/2019
Clover Health Investment Corp.		28,002,340	28,002,340	10/01/2022
Driver, Inc.		9,103,194	9,103,194	07/01/2021
Hello Doctor, Ltd.**		71,721	71,721	03/01/2019
Hi.Q, Inc.		1,939,826	1,939,826	05/01/2020
Lean Labs, Inc.		124,765	124,765	04/01/2019
MD Revolution, Inc.		968,842	968,842	03/01/2020
mPharma Data, Inc.**		711,131	711,131	03/01/2021
Myolex, Inc.		526,544	734,644	*
Project Healthy Living, Inc.		489,857	489,857	09/01/2019
Robin Care, Inc.		930,709	930,709	07/01/2021
Sparta Software Corporation		151,418	151,418	06/01/2020
Trio Health Advisory Group, Inc.		386,877	386,877	02/01/2019
Wellist PBC, Inc.		224,234	224,234	12/01/2019
Zillion Group, Inc.		1,850,025	1,850,025	12/01/2020
Subtotal:	20.7%	$47,981,487	$48,189,587

Other Technology
8i Corporation		$2,856,669	$2,856,669	12/01/2020
Abiquo Group, Inc.**		474,553	474,553	01/01/2021
Asset Avenue, Inc.**		30,000	161,199	*
Astro, Inc.		—	283,511	*
BloomLife, Inc.		240,879	240,879	04/01/2020
Candy Club Holdings, Inc.		54,831	54,831	09/01/2018

Borrower	Percentage of Net Assets	Estimated Fair Value 3/31/2018	Par Value 3/31/2018	Final Maturity Date
CommunityCo, LLC		122,579	122,579	03/01/2019
Consumer Physics, Inc.**		1,195,681	1,195,681	03/01/2019
Eguana Technologies, Inc.**		1,321,551	1,321,551	12/01/2020
Ensyn Corporation		3,089,956	3,089,956	11/01/2019
Eponym, Inc.		100,000	1,396,508	*
ETN Media, Inc.		582,816	582,816	07/01/2020
Flo Water, Inc.		1,257,217	1,257,217	05/01/2021
Gap Year Global, Inc.		15,334	86,359	*
Greats Brand, Inc.		3,161,205	3,161,205	08/01/2021
Heartwork, Inc.		481,825	481,825	09/01/2020
Hint, Inc.		4,750,429	4,750,429	07/01/2021
Hyperloop Technologies, Inc.		5,191,965	5,191,965	06/01/2019
Impossible Aerospace Corporation		700,201	700,201	01/01/2021
June Life, Inc.		1,827,233	1,827,233	03/01/2020
LanzaTech New Zealand Ltd.		7,829,706	7,829,706	03/01/2021
Loftium, Inc.		684,159	684,159	11/01/2020
Neuehouse, LLC		3,257,419	3,257,419	06/01/2019
North American Robotics Corporation		432,646	432,646	08/01/2020
Northern Quinoa Production Corporation**		7,480,120	7,480,120	11/01/2021
Noteleaf, Inc.		1,449,206	1,449,206	09/01/2020
Optimus Outcome, Inc.		459,623	459,623	04/01/2021
PDQ Enterprises LLC**		3,391,672	3,391,672	02/01/2021
PLAE, Inc.		1,442,193	1,442,193	12/01/2020
Planet Labs, Inc.		24,176,738	24,176,738	08/01/2022
Plenty United, Inc.		5,628,524	5,628,524	09/01/2021
Plethora, Inc		3,024,414	3,024,414	08/01/2021
Rosco & Benedetto Co, Inc.		226,120	226,120	09/01/2019
Seriforge, Inc.		53,407	53,407	09/01/2018
Showroom, Inc.		1,852,986	1,852,986	03/01/2020
SkyKick, Inc.		2,269,069	2,269,069	11/01/2020
TAE Technologies, Inc.		11,765,162	11,765,162	04/01/2021
Terramera, Inc.**		2,775,739	2,775,739	04/01/2021
Virtuix Holdings, Inc.		673,322	673,322	07/01/2020
Vision Cortex, Ltd.**		973,153	973,153	12/01/2020
Wine Plum, Inc.		1,229,095	1,229,095	09/01/2019
Subtotal:	46.8%	$108,529,397	$110,311,640

Security
Identiv, Inc.**		$2,174,351	$2,174,351	08/01/2020
Karamba Security Ltd.**		1,130,229	1,130,229	12/01/2021
Nok Nok Labs, Inc.		597,195	597,195	12/01/2020
ThinAir Labs, Inc.		148,580	1,105,396	*
V5 Systems, Inc.		1,337,051	1,337,051	06/01/2021
Subtotal:	2.3%	$5,387,406	$6,344,222

Borrower	Percentage of Net Assets	Estimated Fair Value 3/31/2018	Par Value 3/31/2018	Final Maturity Date

Semiconductors & Equipment
ETA Compute, Inc.		$396,763	$396,763	08/01/2020
Innophase, Inc.		6,479,371	6,479,371	06/01/2021
Subtotal:	3.0%	$6,876,134	$6,876,134

Software
Addepar, Inc.		$678,392	$678,392	06/01/2018
Alpha UX, Inc.		457,242	457,242	08/01/2020
Apptimize, Inc.		320,388	320,388	03/01/2019
Aptible, Inc.		239,520	239,520	02/01/2021
ArborMetrix, Inc.		3,271,578	3,271,578	03/01/2022
Bloomboard, Inc.		751,754	2,001,359	*
BlueCart, Inc.		508,902	508,902	01/01/2020
Bricksolve, Inc.		942,358	942,358	06/01/2021
Cloudleaf, Inc.		918,767	918,767	09/01/2021
DealPath, Inc.		1,558,124	1,558,124	05/01/2021
DemystData Limited		1,275,061	1,275,061	07/01/2020
Drift Marketplace, Inc.		497,075	497,075	03/01/2020
Estify, Inc.		902,409	902,409	11/01/2020
Gearbox Software, LLC		7,160,308	7,160,308	03/01/2021
GoFormz, Inc.		1,174,364	1,174,364	11/01/2020
HealthPrize Technologies, LLC		174,255	174,255	12/01/2019
Highfive Technologies, Inc.		3,775,127	3,775,127	10/01/2021
IntelinAir, Inc.		125,586	125,586	06/01/2019
Interset Software, Inc.**		3,388,222	3,388,222	04/01/2022
Invoice2Go, Inc.		5,717,805	5,717,805	04/01/2021
JethroData, Inc.**		722,510	722,510	10/01/2019
Libre Wireless Technologies, Inc.		358,712	358,712	01/01/2020
Loft, Inc.		688,716	688,716	09/01/2021
Meta Company		4,496,649	4,496,649	06/01/2021
Mines.io**		438,758	438,758	07/01/2020
Mintigo, Inc.**		1,408,354	1,408,354	07/01/2021
Packetzoom, Inc.		1,426,329	1,426,329	04/01/2022
PowerInbox, Inc.**		330,463	330,463	06/01/2020
PrivCo Holdings, Inc.		456,952	456,952	02/01/2021
Securly, Inc.		941,410	941,410	12/01/2020
Swrve, Inc.		1,571,967	1,571,967	05/01/2020
The/Studio Technologies, Inc.		627,914	627,914	06/01/2020
Unmetric, Inc.		277,510	277,510	02/01/2020
VenueNext, Inc.		2,695,918	2,695,918	07/01/2021
Vuemix, Inc.		235,231	235,231	11/01/2020
Wayfare Interactive, Inc.		680,077	680,077	06/01/2021
Workspot, Inc.		1,630,060	1,630,060	12/01/2020

Borrower	Percentage of Net Assets	Estimated Fair Value 3/31/2018	Par Value 3/31/2018	Final Maturity Date
Xeeva		2,197,078	2,197,078	07/01/2020
Zoomdata, Inc.		3,757,561	3,757,561	10/01/2021
Subtotal:	25.3%	$58,779,406	$60,029,011

Technology Services
AirHelp, Inc.		$2,232,220	$2,232,220	10/01/2020
Akademos, Inc.***		842,593	842,593	08/01/2020
Blazent, Inc.		2,578,044	2,578,044	08/01/2020
Blue Technologies Limited**		1,286,904	1,286,904	04/01/2020
Callisto Media, Inc.		5,357,129	5,357,129	03/01/2021
CloudIQ Ltd.**		1,851,678	1,851,678	01/01/2021
Dolly, Inc.		764,563	764,563	06/01/2020
FSA Store, Inc.		2,174,639	2,174,639	12/01/2020
Maxi Mobility, Inc.**		19,216,833	19,216,833	01/01/2021
ParkJockey Global, Inc.		521,656	521,656	06/01/2019
PayJoy, Inc.**		1,214,008	1,214,008	05/01/2021
Riffyn, Inc.		930,252	930,252	03/01/2021

Sixup PBC, Inc.**		323,634	323,634	06/01/2019
TrueFacet, Inc.		1,131,742	1,131,742	06/01/2021
Zeel Networks, Inc.		1,731,135	1,731,135	08/01/2020
Subtotal:	18.2%	$42,157,030	$42,157,030

Wireless
Bluesmart, Inc.		$270,918	$1,343,368	*
InVenture Capital Corporation**		777,480	777,480	09/01/2019
Juvo Mobile, Inc. **		1,060,604	1,060,604	02/01/2020
Nextivity, Inc.		6,925,754	6,925,754	06/01/2021
Parallel Wireless, Inc.		4,336,904	4,336,904	10/01/2020
Subtotal:	5.8%	$13,371,660	$14,444,110

Total Loans (Cost of $408,179,513)	173.4%	$402,386,517	$408,179,513

Interest Rate Caps (Cost of $294,658)	0.4%	$866,361	$294,658

Total Investments (Cost of $408,474,171)	173.7%	$403,252,878	$408,474,171
* As of March 31, 2018, loans with a cost basis of $8.5 million and a fair value $2.7 million were classified as non-accrual.
** Indicates assets that the Fund deems “non-qualifying assets” under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of the Fund’s total assets at the time of acquisition of any additional non-qualifying assets. As of March 31, 2018, 15.52% of the Fund’s assets represented non-qualifying assets. As part of this calculation, the numerator consists of all eligible portfolio companies as defined in Section 2(a)(46); and the denominator consists of total assets less the assets described in Section 55(a)(7).
***Indicates assets that are not senior loans.

As of December 31, 2017, all loans were made to non-affiliates as follows:

Borrowers	Percentage of Net Assets	Estimated Fair Value 12/31/2017	Par Value 12/31/2017	Final Maturity Date

Biotechnology
Orpheus Therapeutics, Inc.		$130,860	$130,860	08/01/2020
Phylagen, Inc.		349,718	349,718	03/01/2020
Subtotal:	0.3%	480,578	480,578

Computers & Storage
Canary Connect, Inc.		$1,448,099	$1,448,099	12/01/2020
HyperGrid, Inc.		983,652	983,652	12/01/2019
Rigetti & Co., Inc.		2,825,214	2,825,214	01/01/2020
Subtotal:	3.2%	5,256,965	5,256,965

Internet
Amino Payments, Inc.		$718,898	$718,898	11/01/2019
Apartment List, Inc		969,280	969,280	11/01/2019
Better Doctor, Inc.		1,313,150	1,313,150	12/01/2020
Bitfinder, Inc.		476,274	476,274	09/01/2020
Bombfell, Inc.		950,217	950,217	04/01/2021
CapLinked, Inc.		219,962	219,962	01/01/2019
ConnectedYard, Inc.		423,421	471,785	06/01/2020
Daily Muse, Inc.		2,766,491	2,766,491	12/01/2021
DailyFeats, Inc.		3,434,717	3,434,717	12/01/2020
Darby Smart, Inc.		1,635,389	1,635,389	02/01/2021
DreamCloud Holdings, LLC		890,304	890,304	08/01/2020
Eventbite, Inc.		13,081,547	13,081,547	02/01/2022
Handy Technologies, Inc.		4,745,656	4,745,656	12/01/2020
Homelight, Inc.		654,457	654,457	12/01/2019
Honk Technologies, Inc.		2,124,520	2,124,520	05/01/2020
iZENEtech, Inc.**		4,605,143	4,605,143	01/01/2021
Node, Inc.		402,161	402,161	01/01/2020
Placester, Inc.		1,983,527	1,983,527	10/01/2019
Playstudios, Inc.		1,189,152	1,189,152	03/01/2021
Radius Intelligence, Inc.		6,975,493	6,975,493	10/01/2021
Relay Network, LLC		1,917,812	1,917,812	09/01/2020
ShipBob, Inc.		617,602	617,602	01/01/2020
Spot.IM, Ltd.**		835,033	835,033	05/01/2020
SpotOn Computing, Inc.		1,368,087	1,368,087	10/01/2020
Super Home, Inc.		126,831	126,831	03/01/2019
Tango Card, Inc.		1,448,020	1,448,020	11/01/2020
Thrive Market, Inc.		4,881,645	4,881,645	09/01/2019

Borrowers	Percentage of Net Assets	Estimated Fair Value 12/31/2017	Par Value 12/31/2017	Final Maturity Date
Tictail, Inc.		1,086,519	1,086,519	05/01/2021
TouchofModern, Inc.		4,317,741	4,317,741	05/01/2020
Traackr, Inc.		364,673	364,673	04/01/2019
Viyet, Inc.		343,706	343,706	06/01/2020
Subtotal:	40.6%	$66,867,428	$66,915,792

Medical Devices
Anutra Medical, Inc.		$297,089	$297,089	12/01/2019
JustRight Surgical LLC		1,311,845	1,311,845	07/01/2019
Keystone Heart, Inc.**		2,709,462	2,709,462	11/01/2020
Renovia, Inc.		1,911,275	1,911,275	11/01/2020
Subtotal:	3.8%	$6,229,671	$6,229,671

Other Healthcare
4G Clinical LLC		$942,135	$942,135	07/01/2020
Call9, Inc.		844,331	844,331	01/01/2021
Caredox, Inc.		340,488	340,488	01/01/2019
Clover Health Investment Corp.		27,898,780	27,898,780	10/01/2022
Driver, Inc.		9,020,007.00	9,020,007.00	07/01/2021
Hello Doctor, Ltd.**		87,237	87,237	03/01/2019
Hi.Q, Inc.		1,933,191	1,933,191	05/01/2020
Lean Labs, Inc.		148,618	148,618	04/01/2019
MD Revolution, Inc.		1,069,491	1,069,491	03/01/2020
mPharma Data, Inc.**		717,609	717,609	03/01/2021
Project Healthy Living, Inc.		558,618	558,618	09/01/2019
Myolex, Inc.		459,926	668,025	03/01/2019
Spatra Software Corporation		164,769	164,769	06/01/2020
Trio Health Advisory Group, Inc.		482,660	482,660	02/01/2019
Wellist PBC, Inc.		259,737	259,737	12/01/2019
Zillion Group, Inc.		1,892,181	1,892,181	12/01/2020
Subtotal:	28.4%	$46,819,778	$47,027,877

Other Technology
8i Corporation		$2,840,404	$2,840,404	12/01/2020
Abiquo Group, Inc.**		472,056	472,056	01/01/2021
Asset Avenue, Inc.**		30,000	159,244	*
Astro, Inc.		84,108	280,359	*
BloomLife, Inc.		264,513	264,513	04/01/2020
Candy Club Holdings, Inc.		80,581	80,581	09/01/2018
CommunityCo, LLC		149,167	149,167	03/01/2019
Consumer Physics, Inc.**		1,429,161	1,429,161	03/01/2019
Eguana Technologies, Inc.**		1,298,326	1,298,326	12/01/2020
Ensyn Corporation		3,555,156	3,555,156	11/01/2019
Eponym, Inc.		100,000	1,357,124	*

Borrowers	Percentage of Net Assets	Estimated Fair Value 12/31/2017	Par Value 12/31/2017	Final Maturity Date
ETN Media, Inc.		634,866	634,866	07/01/2020
Flo Water, Inc.		1,302,095	1,302,095	05/01/2021
Gap Year Global, Inc.		113,439	113,439	10/01/2018
Greats Brand, Inc.		1,740,407	1,740,407	05/01/2021
Heartwork, Inc.		479,714	479,714	09/01/2020
Hint, Inc.		4,728,235	4,728,235	07/01/2021
Hyperloop Technologies, Inc.		6,110,809	6,110,809	06/01/2019
Impossible Aerospace Corporation		468,571	468,571	08/01/2020
June Life, Inc.		2,020,813	2,020,813	03/01/2020
LanzaTech New Zealand Ltd.		8,048,027	8,048,027	03/01/2021
Neuehouse, LLC		3,340,451	3,340,451	06/01/2019
North American Robotics Corporation		456,584	456,584	08/01/2020
Noteleaf, Inc.		1,443,199	1,443,199	09/01/2020
Optimus Outcome, Inc.		456,063	456,063	04/01/2021
PDQ Enterprises LLC**		3,382,474	3,382,474	02/01/2021
PLAE, Inc.		1,436,153	1,436,153	12/01/2020
Planet Labs, Inc.		11,746,129	11,746,129	11/01/2021
Plenty Unlimited, Inc.		5,558,137	5,558,137	09/01/2021
Plethora, Inc		1,347,776	1,347,776	03/01/2019
Rosco & Benedetto Co, Inc.		258,808	258,808	09/01/2019
Seriforge, Inc.		78,000	78,000	09/01/2018
Showroom, Inc,		2,326,964	2,326,964	12/01/2021
SkyKick, Inc.		2,386,323	2,386,323	11/01/2020
TAE Technologies, Inc.		11,701,080	11,701,080	04/01/2021
Terramera, Inc.**		1,794,237	1,794,237	04/01/2021
Virtuix Holdings, Inc.		711,821	711,821	07/01/2020
Vision Cortex, Ltd.**		984,562	984,562	12/01/2020
Wine Plum, Inc.		1,410,920	1,410,920	09/01/2019
Subtotal:	52.6%	$86,770,129	$88,352,748

Security
Identiv, Inc.**		$2,205,887	$2,205,887	08/01/2020
Kryptnostic, Inc.		5,000	302,293	*
Nok Nok Labs, Inc.		634,666	634,666	12/01/2020
ThinAir Labs, Inc.		1,066,594	1,066,594	02/01/2020
Subtotal:	2.4%	$3,912,147	$4,209,440

Semiconductors & Equipment
ETA Compute, Inc.		$425,658	$425,658	08/01/2020
Subtotal:	0.2%	$425,658	$425,658

Software
Addepar, Inc.		$1,333,487	$1,333,487	06/01/2018
Alpha UX, Inc.		467,386	467,386	08/01/2020

Borrowers	Percentage of Net Assets	Estimated Fair Value 12/31/2017	Par Value 12/31/2017	Final Maturity Date
Apptimize, Inc.		420,545	420,545	03/01/2019
Aptible, Inc.		238,534	238,534	02/01/2021
Bloomboard, Inc.		751,755	2,001,360	*
BlueCart, Inc.		567,820	567,820	01/01/2020
DealPath, Inc.		1,552,176	1,552,176	05/01/2021
DemystData Limited		1,377,575	1,377,575	07/01/2020
Drift Marketplace, Inc.		550,359	550,359	03/01/2020
Estify, Inc.		940,557	940,557	11/01/2020
Gearbox Software, LLC		2,712,251	2,712,251	09/01/2020
GoFormz, Inc.		1,165,642	1,165,642	11/01/2020
HealthPrize Technologies, LLC		195,364	195,364	12/01/2019
Highfive Technologies, Inc.		3,760,217	3,760,217	10/01/2021
IntelinAir, Inc.		147,247	147,247	06/01/2019
Interset Software, Inc.**		1,612,450	1,612,450	10/01/2020
Invoice2Go, Inc.		4,298,135	4,298,135	04/01/2021
JethroData, Inc.**		822,579	822,579	10/01/2019
Libre Wireless Technologies, Inc.		399,350	399,350	01/01/2020
Meta Company		4,769,026	4,769,026	06/01/2021
Mine.io**		462,139	462,139	07/01/2020
Mintigo, Inc.**		1,496,408	1,496,408	07/01/2021
PowerInbox, Inc.**		361,516	361,516	06/01/2020
Securly, Inc.		212,567	212,567	12/01/2020
Swrve, Inc.		1,724,483	1,724,483	05/01/2020
The/Studio Technologies, Inc.		683,418	683,418	06/01/2020
Unmetric, Inc.		307,320	307,320	02/01/2020
VenueNext, Inc.		1,344,322	1,344,322	05/01/2020
Vuemix, Inc.		233,440	233,440	11/01/2020
Wayfare Interactive, Inc.		671,876	671,876	06/01/2021
Workspot, Inc.		1,031,394	1,031,394	06/01/2020
Xeeva		2,314,394	2,314,394	07/01/2020
Zodiac, Inc.		484,472	484,472	07/01/2019
Subtotal:	23.9%	$39,410,204	$40,659,809

Technology Services
AirHelp, Inc.		$2,367,739	$2,367,739	10/01/2020
Akademos, Inc.***		848,678	848,678	08/01/2020
Blazent, Inc.		2,791,267	2,791,267	08/01/2020
Blue Technologies Limited**		1,436,936	1,436,936	04/01/2020
Callisto Media, Inc.		5,345,036	5,345,036	03/01/2021
CloudIQ Ltd.**		841,896	841,896	12/01/2020
Dolly, Inc.		834,672	834,672	06/01/2020
FSA Store, Inc.		2,333,578	2,333,578	12/01/2020
Iris.tv, Inc.		836,324	836,324	02/01/2021
Maxi Mobility, Inc.		19,139,034	19,139,034	01/01/2021

Borrowers	Percentage of Net Assets	Estimated Fair Value 12/31/2017	Par Value 12/31/2017	Final Maturity Date
ParkJockey Global, Inc.		614,843	614,843	06/01/2019
Particle Industries, Inc.		744,122	744,122	11/01/2019
PayJoy, Inc.**		307,612	307,612	08/01/2019
Sixup PBC, Inc.**		380,913	380,913	06/01/2019
TrueFacet, Inc.		1,186,665	1,186,665	06/01/2021
Zeel Networks, Inc.		1,881,303	1,881,303	08/01/2020
Subtotal:	25.4%	$41,890,618	$41,890,618

Wireless
Bluesmart, Inc.		$470,425	$1,355,318	09/01/2019
InVenture Capital Corporation **		918,468	918,468	09/01/2019
Juvo Mobile, Inc. **		1,192,983	1,192,983	02/01/2020
Nextivity, Inc.		5,441,554	5,441,554	06/01/2021
Parallel Wireless, Inc.		4,624,072	4,624,072	10/01/2020
Subtotal:	7.7%	$12,647,502	$13,532,395

Total Loans (Cost of $314,981,551)	188.5%	$310,710,678	$314,981,551

Interest Rate Caps (Cost of $331,329)	0.2%	$339,183	$331,329

Total Investments (Cost $315,312,880)	188.7%	$311,049,861	$315,312,880
* As of December 31, 2017, loans with a cost basis of $4.1 million and fair value of $1.0 million were classified as non-accrual. These loans have been accelerated from their original maturity and are due in their entirety. During the period for which these loans have been on non-accrual status, no interest income has been recognized.
** Indicates assets that the Fund deems “non-qualifying assets” under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of the Fund’s total assets at the time of acquisition of any additional non-qualifying assets. As of December 31, 2017, 9.5% of the Fund’s assets represented non-qualifying assets. As part of this calculation, the numerator consists of all eligible portfolio companies as defined in Section 2(a)(46); and the denominator consists of total assets less the assets described in Section 55(a)(7).
***Indicates assets that are not senior loans.
4. FAIR VALUE DISCLOSURES
The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies which are generally made to borrowers pursuant to commitments whereby the Fund agrees to finance assets and provide working capital or growth up to a specified amount for the term of the commitment, upon the terms and subject to the conditions specified by such commitment. Even though these loans are generally secured by the assets of the borrowers, the Fund in most cases is subject to the credit risk of such companies. As of March 31, 2018, the Fund’s investments in loans were primarily to companies based within the United States and were diversified among borrowers in the industry segments shown below. The percentage of net assets that each industry group represents is shown with the industry totals below (the sum of the percentages does not equal 100 percent because the percentages are based on net assets as opposed to total loans). All loans are senior to unsecured creditors and other secured creditors, except as indicated in the Schedule above. Loans to Akademos, Inc. is subordinated to other secured creditors.

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

Loan balances in the tables below are summarized by borrower. Typically, a borrower’s balance will be composed of several loans drawn under a commitment made by the Fund with the interest rate on each loan fixed at the time each loan is funded. Each loan drawn under a commitment may have a different maturity date and amount. For the three months ended March 31, 2018 and 2017, the weighted-average interest rate on performing loans was 14.77% and 15.10%, respectively, which was inclusive of both cash and non-cash interest income. For the three months ended March 31, 2018 and 2017, the weighted-average interest rate on the cash portion of the interest income was 11.99% and 11.98%, respectively. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants and new loans funded during the period.

The risk profile of a loan changes when events occur that impact the credit analysis of the borrower and loan as described in our loan accounting policy. Such changes result in the fair value adjustments made to the individual loans, which in accordance with GAAP, would be based on the price that would be received to sell an asset or paid to settle a liability in an orderly transaction between market participants at the measurement date. Where the risk profile is consistent with the original underwriting, which is primarily the case for this loan portfolio, the par value of the loan will approximate fair value.

All loans as of March 31, 2018 and 2017 were pledged as collateral for the debt facility, and the Fund’s borrowings are generally collateralized by all assets of the Fund. As of March 31, 2018 and December 31, 2017, the Fund has unexpired commitments to borrowers of $101.3 million and $96.2 million, respectively.

Valuation Hierarchy
Under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820-10 “Fair Value Measurements”, the Fund categorizes its fair value measurements according to in a three-level hierarchy that prioritizes the inputs used by the Fund’s valuation techniques. A level is assigned to each fair value measurement based on the lowest level input that is significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are defined as follows:

Level 1	Unadjusted quoted prices for identical assets or liabilities in active markets that are accessible at the measurement date.
Level 2	Prices or valuations based on observable inputs other than quoted prices in active markets for identical assets and liabilities.
Level 3	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

Transfers of investments between levels of the fair value hierarchy are recorded on the actual date of the event or change in circumstances that caused the transfer. There were no transfers in and out of Level 1, 2, and 3 during the period ended March 31, 2018 and March 31, 2017.

The Fund’s cash equivalents were valued at the traded net asset value of the money market mutual fund, and therefore, these measurements are classified as Level 1. The Fund’s investments in the interest rate cap are based on quotes from the market makers that derive fair values from market data, and therefore, they are classified as Level 2. The Fund's borrowings under debt facility are also classified as Level 2, because the borrowings are based on rates that are observable at commonly quoted intervals, which are Level 2 inputs.

The Fund’s loan transactions are individually negotiated and unique, and because there is no market in which these assets trade, the inputs for these assets, which are valued using estimated exit values, are classified as Level 3.

The following tables provide quantitative information about the Fund’s Level 3 fair value measurements of its investments as of March 31, 2018 and December 31, 2017. During the period ended March 31, 2018, Management deemed it appropriate to apply the income approach for the valuation of certain portfolio companies in the Computers and Storage and Technology Services industries. In addition to the techniques and inputs noted in the tables below, the Fund may also use other valuation techniques and methodologies when determining its fair value measurements.

Investment Type - Level 3
Debt Investments	Fair Value at 03/31/18	Valuation Techniques / Methodologies	Unobservable Input	Weighted Average / Amount or Range

Biotechnology	$481,682	Hypothetical market analysis	Hypothetical market coupon rate	15%

Computers & Storage	$4,243,816	Hypothetical market analysis	Hypothetical market coupon rate	14%
		Income Approach	Expected amount and timing of cash flow payment Discount Rate	$4,077,364 4%

Internet	$108,251,555	Hypothetical market analysis	Hypothetical market coupon rate	15%
		Income Approach	Expected amount and timing of cash flow payment Discount Rate	$514,580 - $4,127,625 3%

Medical Devices	$6,326,944	Hypothetical market analysis	Hypothetical market coupon rate	16%

Other Healthcare	$47,981,487	Hypothetical market analysis	Hypothetical market coupon rate	15%
		Income Approach	Expected amount and timing of cash flow payment Discount Rate	$839,681 3%

Investment Type - Level 3
Debt Investments	Fair Value at 03/31/18	Valuation Techniques / Methodologies	Unobservable Input	Weighted Average / Amount or Range
Other Technology	$108,529,397	Hypothetical market analysis	Hypothetical market coupon rate	15%
		Income Approach	Expected amount and timing of cash flow payment Discount Rate	$0 - $2,184,558 0% - 3%

Security	$5,387,406	Hypothetical market analysis	Hypothetical market coupon rate	21%
		Income Approach	Expected amount and timing of cash flow payment Discount Rate	$1,100,000 4%

Semiconductors & Equipment	$6,876,134	Hypothetical market analysis	Hypothetical market coupon rate	15%

Software	$58,779,406	Hypothetical market analysis	Hypothetical market coupon rate	14%
		Income Approach	Expected amount and timing of cash flow payment Discount Rate	$865,961 -$2,830,430 4%

Technology Services	$42,157,030	Hypothetical market analysis	Hypothetical market coupon rate	13%
		Income Approach	Expected amount and timing of cash flow payment Discount Rate	$1,469,788 3%

Wireless	$13,371,660	Hypothetical market analysis	Hypothetical market coupon rate	13%
		Income Approach	Expected amount and timing of cash flow payment Discount Rate	$615,000 3%
	$402,386,517

Investment Type - Level 3
Debt Investments	Fair Value at 12/31/2017	Valuation Techniques / Methodologies	Unobservable Input	Weighted Average / Amount or Range

Biotechnology	$480,578	Hypothetical market analysis	Hypothetical market coupon rate	16%

Computers & Storage	$5,256,965	Hypothetical market analysis	Hypothetical market coupon rate	14%

Internet	$66,867,428	Hypothetical market analysis	Hypothetical market coupon rate	15%
		Income Approach	Expected amount and timing of cash flow payment Discount Rate	$0 - $571,755 3%

Medical Devices	$6,229,671	Hypothetical market analysis	Hypothetical market coupon rate	16%

Other Healthcare	$46,819,778	Hypothetical market analysis	Hypothetical market coupon rate	15%
		Income Approach	Expected amount and timing of cash flow payment Discount Rate	$0 - $849,088 2%

Other Technology	$86,770,129	Hypothetical market analysis	Hypothetical market coupon rate	15%
		Income Approach	Expected amount and timing of cash flow payment Discount Rate	$30,000 - $100,000 0%

Security	$3,912,147	Hypothetical market analysis	Hypothetical market coupon rate	19%
		Income Approach	Expected amount and timing of cash flow payment Discount Rate	$5,000 0%

Semiconductors & Equipment	$425,658	Hypothetical market analysis	Hypothetical market coupon rate	13%

Investment Type - Level 3
Debt Investments	Fair Value at 12/31/2017	Valuation Techniques / Methodologies	Unobservable Input	Weighted Average / Amount or Range
Software	$39,410,204	Hypothetical market analysis	Hypothetical market coupon rate	15%
		Income Approach	Expected amount and timing of cash flow payment Discount Rate	$0 - $1,500,000 3%

Technology Services	$41,890,618	Hypothetical market analysis	Hypothetical market coupon rate	13%

Wireless	$12,647,502	Hypothetical market analysis	Hypothetical market coupon rate	13%
		Income Approach	Expected amount and timing of cash flow payment Discount Rate	$0 - $1,517,227 3%
	$310,710,678

The following table presents the balances of assets and liabilities as of March 31, 2018 and December 31, 2017 measured at fair value on a recurring basis:

As of March 31, 2018	Level 1	Level 2	Level 3	Total
ASSETS:
Loans†	$—	$—	$402,386,517	$402,386,517
Interest rate cap	—	866,361	—	866,361
Cash equivalents	42,500	—	—	42,500
Total	$42,500	$866,361	$402,386,517	$403,295,378

LIABILITIES
Borrowings under debt facility	$—	$186,000,000	$—	$186,000,000
Interest rate swap agreements	—	—	—	—
Total	$—	$186,000,000	$—	$186,000,000

As of December 31, 2017	Level 1	Level 2	Level 3	Total
ASSETS:
Loans†	$—	$—	$310,710,678	$310,710,678
Interest rate cap	—	339,183	—	339,183
Cash equivalents	7,879,718	—	—	7,879,718
Total	$7,879,718	$339,183	$310,710,678	$318,929,579

LIABILITIES
Borrowings under debt facility	$—	$156,500,000	$—	$156,500,000
Interest rate swap agreements	—	—	—	—
Total	$—	$156,500,000	$—	$156,500,000
† For a detailed listing of borrowers comprising this amount, please refer to Note 3, Schedules of Investments.

The following table provides a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Three Months Ended March 31, 2018
	Loans	Warrants
Beginning balance	$310,710,678	$—
Acquisitions and originations	115,295,806	6,665,550
Principal reductions and amortization discounts	(21,810,217)	—
Distributed to shareholder	—	(6,665,550)
Net change in unrealized loss from investments	(1,522,123)	—
Net realized gain from investments	(287,627)	—
Ending balance	$402,386,517	$—
Net change in unrealized loss on investments relating to investments still held at March 31, 2018	$(1,819,416)

	For the Three Months Ended March 31, 2017
	Loans	Stock	Warrants	Convertible Note
Beginning balance	$125,550,657	$—	$—	$—
Acquisitions and originations	70,187,500	473	5,981,156	17,507
Principal reductions and amortization discounts	(14,170,090)	—	—	—
Distributed to shareholder	—	(473)	(5,981,156)	$(17,507)
Net change in unrealized loss from investments	2,377,336	—	—	—
Net realized loss from investments	(3,246,537)	—	—	—
Ending balance	$180,698,866	$—	$—	$—
Net change in unrealized loss on investments relating to investments still held at March 31, 2017	$(649,754)

5.	EARNINGS PER SHARE
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
As of March 31, 2018 and December 31, 2017, the Fund had 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding. Total committed capital of the Company, as of March 31, 2018 and December 31, 2017 was $423.6 million, respectively. Total contributed capital to the Company through March 31, 2018 and December 31, 2017 was $326.2 million and $249.9 million, of which $280.1 million and $213.1 million was contributed to the Fund, respectively.

The chart below shows the distributions of the Fund for the three months ended March 31, 2018 and 2017.

	For the Three Months Ended March 31, 2018	For the Three Months Ended March 31, 2017
Distributions of equity securities	$6,665,550	$5,999,136
Total distributions to shareholder	$6,665,550	$5,999,136

Final classification of the distributions as either a return of capital or a distribution of income is an annual determination made at the end of each year dependent upon the Fund’s current year and cumulative earnings and profits.
7.  DEBT FACILITY
On April 5, 2016, the Fund established a secured revolving loan facility in an initial amount up to $150,000,000, (the “Loan Agreement”) led by Wells Fargo, N.A. and MUFG Union Bank, N.A. On September 11, 2017, the Loan Agreement was amended (the “Amended Loan Agreement”). On September 11, 2017, the borrowing availability thereunder increased the size of the facility to $280,000,000. An additional $75,000,000 is potentially available to the Fund, subject to further negotiation and credit approval, through an accordion provision contained in the Amended Loan Agreement. All of the assets of the Fund collateralize borrowings by the Fund. Loans under the facility may be, at the option of the Fund, a Reference Rate Loan, a LIBOR Rate Loan, or a LIBOR Market Index Rate Loan. A Reference Rate Loan is defined as a loan bearing interest at the highest of: (a) the Federal Funds Rate for such day plus one half of one percent (0.50%), (b) the Prime Rate, and (c) LIBOR plus one percent (1%) (“Reference Rate”). A LIBOR Rate Loan is defined as a Loan bearing interest at the prevailing LIBOR rate for a period equal to the applicable LIBOR Loan Period which appears on the Reuters Screen LIBOR01 Page (or any applicable successor page) at approximately 11:00 a.m. (London time) two (2) Business Days prior to the first day of the applicable LIBOR Loan Period (rounded upward, if necessary, to the nearest 1/100th of 1%) (“LIBOR Rate”). A LIBOR Market Index Rate Loan is defined as a Loan bearing interest, for any day, a variable rate of interest equal to the one-month LIBOR Market Index Rate based on a minimum deposit of at least $5.0 million for a period equal to one month which appears on the Reuters Screen LIBOR01 Page (or any applicable successor page) at approximately 11:00 a.m. (London time) on such date of determination, or if not a business day, then the immediate preceding business day (rounded upward, if necessary to the nearest 1/100th of 1%). As of March 31, 2018, the Fund’s outstanding borrowings were entirely based on the LIBOR Rate. The facility terminates on September 11, 2020, but can be accelerated in the event of default, such as failure by the Fund to make timely interest or principal payments.

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

The Fund pays the unused line fee quarterly. The Fund will pay interest on its borrowings upon each maturity date. As of March 31, 2018 and December 31, 2017, $186.0 million and $156.5 million was outstanding under the facility, respectively.

As of March 31, 2018, the LIBOR Rate is as follows:

1 Month LIBOR	1.8831%
3 Month LIBOR	2.3118%

Bank fees and other costs of $2.2 million incurred in connection with the acquisition of the facility have been capitalized and are amortized to interest expense on a straight-line basis over the expected life of the facility. As of March 31, 2018, the unamortized fees and costs of $1.4 million are being amortized over the expected life of the facility, which is scheduled to terminate on September 11, 2020.

The facility is revolving and as such does not have a specified repayment schedule, although advances are secured by the assets of the Fund and thus repayments will be required as assets decline. The facility contains various covenants including financial covenants related to: (i) minimum debt service coverage ratio, (ii) interest coverage ratio, (iii) maximum loan loss reserves and (iv) unfunded commitment ratio. There are also various restrictive covenants, including limitations on (i) the incurrence of liens, (ii) consolidations, mergers and asset sales, and (iii) capital expenditures. As of March 31, 2018, Management believes that the Fund was in compliance with these covenants.

The following is the summary of the outstanding facility draws as of March 31, 2018:

Roll-over/Draw Date	Amount	Maturity Date*	All-In Interest Rate**
March 1, 2018	$136,500,000	5/3/2018	4.42%
March 9, 2018	$9,000,000	5/3/2018	4.47%
March 9, 2018	$12,000,000	5/3/2018	4.47%
March 20, 2018	$6,500,000	4/18/2018	4.58%
March 29, 2018	$22,000,000	5/3/2018	4.64%
TOTAL OUTSTANDING	$186,000,000

* On April 3, 2018, Management rolled the first three loans in the table above, totaling $157.5 million, to a 30-day LIBOR rate loan, maturing on May 3, 2018 with an all-in rate of 4.64%. On April 18, 2018 Management rolled the $6.5 million loan to a 30-day LIBOR rate loan, maturing on May 18, 2018 with an all-in rate of 4.65%.
** Inclusive of 2.75% applicable LIBOR margin plus LIBOR rate.
8. INTEREST RATE CAP AGREEMENT
In September 2016, the Fund had entered into an interest rate cap transaction with MUFG Union Bank, N.A. to cap floating interest rates at 2.00%. The purpose of the interest rate cap agreement is to protect the Fund against rising interest rates, as the Fund originates loans with fixed interest rates. The Fund continues to adjust the notional principal amount as the outstanding balance under the debt facility changes. As of March 31, 2018, the Fund had four interest rate cap contracts with the notional principal amount of $87.0 million and as of March 31, 2017 the Fund had two interest rate cap contracts with the notional principal amount of $44.0 million. On December 20, 2017 the Fund entered into another interest rate cap transaction with MUFG Union Bank, N.A. to extend the current interest rate cap contracts to the expected life of the facility, September 11, 2020. The Fund paid initial costs for the cap agreements of $384,900, which are amortized on a straight- line basis over the life of the instruments. It will receive counterparty payment when the 90-day LIBOR rate exceeds the 2.00% cap rate on each settlement date, which as of March 31, 2018 was 2.3118%. Payments, if necessary, would be made quarterly and would terminate on September 11, 2020.

The average notional amount outstanding was $87.0 million and $44.0 million for the three months ended March 31, 2018 and 2017, respectively.

As of March 31, 2018 and December 31, 2017, the fair value of the Fund’s derivative financial instruments were as follows:

	Asset and Liability Derivatives
	March 31, 2018		December 31, 2017
Derivatives:	Location on Condensed Statement of Assets and Liabilities	Fair Value	Location on Condensed Statements of Assets and Liabilities	Fair Value
Interest rate cap agreement	Interest Rate Cap	$866,361	Interest Rate Cap	$339,183

For the three and three months ended March 31, 2018 and 2017, the derivative financial instruments had the following effect on the Condensed Statements of Operations:

	Asset Derivatives
		For the Three Months Ended
Derivatives:	Location on Condensed Statement of Operations	March 31, 2018	March 31, 2017
Interest rate cap agreement	Net change in unrealized gain (loss) from investments	$563,850	$(32,187)
9. Tax Status
The Fund has elected to be treated as a Regulated Investment Company (“RIC”) under Subchapter M of the Internal Revenue Code (the “Code”) and operates in a manner to qualify for the tax treatment applicable to RICs. Failing to maintain at least 70% of total assets in “qualifying assets” will result in the loss of BDC status, resulting in losing its favorable tax treatment as a RIC. As of March 31, 2018, the Fund has met the BDC and RIC requirements.

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

As of March 31, 2018

Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)	Fair Value
Loans	408,179,513	$—	(5,792,996)	$(5,792,996)	$402,386,517
Interest Rate Cap	$294,658		$571,703	$571,703	$866,361
Total	$408,474,171	$—	$(5,221,293)	$(5,221,293)	$403,252,878

As of December 31, 2017

Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)	Fair Value
Loans	$314,981,551	$—	$(4,270,873)	$(4,270,873)	$310,710,678
Interest Rate Cap	$331,329	$—	$7,854	$7,854	$339,183
Total	$315,312,880	$—	$(4,263,019)	$(4,263,019)	$311,049,861

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

For the three months ended March 31, 2018, the Fund had undistributed earnings of $1.2 million. The Fund anticipates distributing the undistributed earnings during the year. The Fund has the discretion to pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce the shareholder’s tax basis in its shares.

The Fund’s tax years are open to examination by federal tax authorities and California tax authorities for the years 2015 and forward. As of March 31, 2018, the Fund had no uncertain tax positions and no capital loss carry forwards.

10. FINANCIAL HIGHLIGHTS

GAAP requires disclosure of financial highlights of the Fund for the three months ended March 31, 2018 and 2017. The total rate of return is defined as the return based on the change in value during the period of a theoretical investment made at the beginning of the period. The total rate of return assumes a constant rate of return for the Fund during the period reported and weights each cash flow by the amount of time held in the Fund. This required methodology differs from an internal rate of return.

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

The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Three Months Ended March 31, 2018	For the Three Months Ended March 31, 2017

Total return **	3.66%	1.11%

Per share amounts:
Net asset value, beginning of period	$1,648.31	$810.72
Net investment income gain (loss)	81.85	19.52
Net realized and change in unrealized loss from investments	(12.46)	(9.02)
Net increase (decrease) in net assets from operations	69.39	10.50
Distributions of income to shareholder	(66.66)	—
Return of capital to shareholder	—	(59.99)
Contributions from shareholder	670.00	300.00

Net asset value, end of period	$2,321.04	$1,061.23

Net assets, end of period	$232,104,232	$106,122,901

Ratios to average net assets:

Expenses*	9.58%	14.53%
Net investment income gain (loss)*	16.66%	8.05%
Portfolio Turn-over rate	0%	0%
Average debt outstanding	$166,125,000	$64,750,000
* Annualized
**Total return amounts presented above are not annualized.

11. SUBSEQUENT EVENTS
On April 12, 2018, Management elected to convert all the Fund’s existing interest rate cap agreements with notional amounts totaling $87.0 million into a cancellable interest rate swap agreement with a notional amount of $102.0 million. The termination date of the interest rate swap is September 11, 2020, and the Fund has the option to terminate the swap agreement early on March 31, 2020. The Fund evaluated additional subsequent events through the date the financial statements were issued, May 15, 2018, and determined that no additional subsequent events had occurred that would require accrual or disclosure in the financial statements.

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

The portfolio investments of the Fund will primarily consist of debt financing to venture capital backed technology companies. The borrower’s ability to repay its loans may be adversely impacted by a variety of factors and, as a result, the loan may not be fully repaid. Furthermore, the Fund’s security interest in any collateral over the borrower’s assets may be insufficient to make up any shortfall in payments.

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

Results of Operations - For the three months ended March 31, 2018 and 2017

Total investment income for the three months ended March 31, 2018 and 2017 was $12.9 million and $5.5 million, respectively which primarily consisted of interest on the venture loans outstanding. The remaining income consisted of interest and dividends on the temporary investment of cash, and other income from commitment fees and warrants. The average gross outstanding performing loans calculated for the three months ended March 31, 2018 and 2017 of $348.3 million and $144.6 million, respectively. The average interest rate on gross outstanding performing loans was 14.77% and 15.10% for the same periods, respectively. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants, and new loans funded during the year.

Expenses for the three months ended March 31, 2018 and 2017 was $4.7 million and $3.5 million. Management fees are calculated based on the Company’s committed capital for the first two years of the Fund’s life and thereafter as a percentage of Fund assets. Management fees were $2.6 million and $2.6 million for the three months ended March 31, 2018 and 2017. Until August 11, 2017, management fees were calculated as 2.5 percent of the committed capital of the Company. Starting on August 12, 2017, management fees were calculated as 2.5 percent of the Fund’s total assets.

Interest expense was $2.0 million and $0.8 million for the three months ended March 31, 2018 and 2017, respectively. Interest expense was comprised of amounts related to interest on debt amounts drawn down, unused credit line fees and amounts amortized from deferred fees incurred in conjunction with the debt facility. Interest expense increased primarily due to an increase in average outstanding debt from $64.8 million in 2017 to $166.1 million in 2018.

The banking and professional fees were less than $0.1 million for the three months ended March 31, 2018 and 2017, respectively. The banking and professional fees were comprised of legal, audit, banking and other professional fees.

Total other operating expenses were less than $0.1 million for the three months ended March 31, 2018 and 2017, respectively. These expenses included director fees, custody fees, tax fees and other expenses related to the operation of the Fund.

Net investment income for the three months ended March 31, 2018 and 2017, was $8.2 million and $2.0 million, respectively.

Net change in unrealized gain (loss) from investments was $(1.0) million and $2.3 million for the three months ended March 31, 2018 and 2017, respectively. The unrealized loss consists of fair market value adjustments to loans, the reversal of fair market value adjustments previously taken against loans written off and the mark-to-mark adjustment for the interest rate cap.

Total net realized loss from investments was $0.3 million and $3.2 million for the three months ended March 31, 2018 and 2017, respectively.

Net increase in net assets resulting from operations for the three months ended March 31, 2018 and 2017, was $6.9 million and $1.1 million, respectively. On a per share basis, the net decrease in net assets resulting from operations was $69.39 and $10.50, respectively.

Liquidity and Capital Resources – March 31, 2018 and December 31, 2017

The Fund is owned entirely by the Company. The Company is expected, but not required, to make further contributions to the capital of the Fund to the extent of the Company’s members’ capital commitment to the Company and excess cash balances of the Company. As of March 31, 2018 the Company had received subscriptions for capital in the amount of $423.6 million, of which $326.2 million had been called and received. As of  March 31, 2018, $97.4 million of capital remain uncalled and expire in August 20, 2020 as the five-year anniversary will have passed, at which time no further capital may be called. However, the Management is permitted to extend the Fund’s investment period by up to two (2) additional calendar quarters in its sole and absolute discretion. The Company has made $20.0 million in recallable distributions to its investors, as permitted under its Operating Agreement.

On April 5, 2016, the Fund established the “Loan Agreement” led by Wells Fargo Bank, N.A. and MUFG Union Bank, N.A. in an initial amount of up to $150,000,000 9the "Loan Agreement'). On September 11, 2017, the Loan Agreement was amended (the “Amended Loan Agreement”) and the borrowing availability thereunder was increased to 280,000,000. Borrowings by the Fund are collateralized by all the assets of the Fund. Loans under the facility may be, at the option of the Fund, a Reference Rate Loan, a LIBOR Rate Loan, or a LIBOR Market Index Rate Loan. The Fund will pay interest on its borrowings, and will also pay a fee on the unused portion of the facility.

The facility terminates on September 11, 2020, but can be accelerated in the event of default, such as failure by the Fund to make timely interest or principal payments. As of March 31, 2018, $186.0 million is outstanding under the facility.

     As of March 31, 2018 and December 31, 2017, 2.9% and 2.4%, respectively, of the Fund’s assets consisted of cash and cash equivalents. For the three months ended March 31, 2018, the Fund invested its assets in entirely in venture loans and disbursed under the Fund’s loan commitments approximately $115.3 million. Net loan amounts outstanding after amortization increased by approximately $91.7 million for the same period. Unexpired, unfunded commitments totaled approximately $101.3 million as of March 31, 2018.

As of	Cumulative Amount Disbursed	Principal Reductions and Fair Market Adjustments	Balance Outstanding - Fair Value	Unexpired Unfunded Commitments
March 31, 2018	$510.4 million	$108.0 million	$402.4 million	$101.3 million
December 31, 2017	$395.1 million	$84.4 million	$310.7 million	$96.2 million

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

As of March 31, 2018, the Fund has adequate cash reserves of $12.3 million and approximately $136.3 million in scheduled receivable payments over the next twelve months. Additionally, the Fund has access to uncalled capital of $97.4 million as a liquidity source and the unused portion of the revolving credit facility. These amounts are sufficient to meet the current commitment backlog and operational expenses of the next year. The Fund regularly evaluates potential future liquidity resources and demands before making additional future commitments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Fund’s business activities contain various elements of risk of which Management considers interest rate and credit risk to be the principal types of risks. Because the Fund considers the management of risk essential to conducting its business and to maintaining profitability, the Fund’s risk management procedures are designed to identify and analyze the Fund’s risks, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs.

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

The Fund’s exposure to interest rate sensitivity is regularly monitored and analyzed by measuring the characteristics of assets and liabilities. The Fund utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates. At March 31, 2018, the outstanding debt balance was $186.0 million with interest expense based on a weighted average rate of 1.71%, for which the Fund had an interest rate cap in place at 2.00% on $87.0 million of outstanding debt, leaving the Fund’s maximum exposure to interest rate sensitivity at 0.29% on the capped position of the outstanding debt balance, which the Manager does not believe is material to the financial statements. The Fund has no interest rate protection for the remaining $99.0 million uncapped portion.
Because the Fund’s loans all impose a fixed interest rate upon funding, changes in short-term interest rates will not directly affect interest income associated with the loan portfolio as of March 31, 2018. However, those changes could have the potential to change the Fund’s ability to originate loan commitments, acquire and renew bank facilities, and engage in other investment activities. Further, changes in short-term interest rates also could affect interest rate expense, realized gain from investments and interest on the Fund’s short-term investments.
Based on the Fund’s Condensed Statement of Assets and Liabilities as of March 31, 2018, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in investments, borrowings, cash balances, and interest rate hedges.

Effect of Interest rate change by	Other Interest and Other Income/(Loss)	Realized Gain on the Cap	Interest Income/(Expense)	Total Income/(Loss)
(0.50)%	$(61,268)	—	$930,000	$868,732
1%	$122,536	615,315	$(1,860,000)	$(1,122,149)
2%	$245,073	1,485,315	$(3,720,000)	$(1,989,613)
3%	$367,609	2,355,315	$(5,580,000)	$(2,857,076)
4%	$490,146	3,225,315	$(7,440,000)	$(3,724,540)
5%	$612,682	4,095,315	$(9,300,000)	$(4,592,003)

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
Although Management believes that the foregoing analysis is indicative of the Fund’s sensitivity to interest rate changes, it does not take into consideration potential changes in the credit market, credit quality, size and composition of the assets in the portfolio. It also does not assume any new funding to borrowers, repayments from borrowers or defaults on borrowings. Accordingly, no assurances can be given that actual results would not differ materially from the table above.
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

There have not been any changes in the Fund’s internal control over financial reporting identified in connection with Management’s Report that occurred during the Fund’s fiscal quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

Changes in Internal Controls:

There were no changes in the Fund's internal controls over financial reporting or in other factors that could has materially affected, or is reasonably likely to materially affect, the Fund's these internal controls over financial reporting during the period covered by this quarterly report on Form 10-Q.

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

Item 1A. Risk Factors

See item 1A - “Risk Factors”’ in the Fund’s 2016 Annual Report on Form 10-K for a detailed description of the risks attendant to the Fund and its business. There were no material changes to these factors during the three months ended March 31, 2018.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Prior to the Fund’s commencement of operations on August 12, 2015, the Fund sold 100,000 shares to the Fund’s sole shareholder, the Company, for $25,000 in July 2015. No other shares of the Fund have been sold; however, the Fund received an additional $280.1 million of paid in capital during the period from August 12, 2015, commencement of operations, through March 31, 2018, which is expected to be used to acquire venture loans and fund operations.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VENTURE LENDING & LEASING VIII, INC.
(Registrant)

By:	/s/ Maurice C. Werdegar	By:	/s/ Martin D. Eng
Maurice C. Werdegar		Martin D. Eng
President and Chief Executive Officer		Chief Financial Officer
Date:	May 15, 2018	Date:	May 15, 2018

EXHIBIT INDEX

Exhibit Number	Description
31.1-32.2	Certifications pursuant to The Sarbanes-Oxley Act of 2002.