Form 10-Q
period 2018-06-30
Venture Lending & Leasing VIII, Inc.
filed 2018-08-14
CIK 1642862

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x]  No [ ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]   No [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, "smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [x]	Smaller reporting company [ ]
Emerging growth company [ ]
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]  No [x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 14, 2018
Common Stock, $.001 par value	100,000

VENTURE LENDING & LEASING VIII, INC.
INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Statements of Assets and Liabilities (Unaudited)
As of June 30, 2018 and December 31, 2017

Condensed Statements of Operations (Unaudited)
For the three and six months ended June 30, 2018 and 2017

Condensed Statements of Changes in Net Assets (Unaudited)
For the six months ended June 30, 2018 and 2017

Condensed Statements of Cash Flows (Unaudited)
For the six months ended June 30, 2018 and 2017

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

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VENTURE LENDING & LEASING VIII, INC.

CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
AS OF JUNE 30, 2018 AND DECEMBER 31, 2017

	June 30, 2018	December 31, 2017
ASSETS
Loans, at estimated fair value
(cost of $441,555,538 and $314,981,551)	$436,057,197	$310,710,678
Interest rate caps (cost of $0 and $331,329)	—	339,183
Total Investments (Cost of $441,555,538 and $315,312,880)	436,057,197	311,049,861

Cash and cash equivalents	2,560,357	7,879,718
Derivative asset - swap	973,853	—
Other assets	6,930,864	6,302,229
Total assets	446,522,271	325,231,808

LIABILITIES
Borrowings under debt facility	204,000,000	156,500,000
Accrued management fees	2,790,764	2,032,699
Accounts payable and other accrued liabilities	1,673,106	1,868,049
Total liabilities	208,463,870	160,400,748

NET ASSETS	$238,058,401	$164,831,060

Analysis of Net Assets:

Capital paid in on shares of capital stock	$280,075,000	$213,075,000
Net unrealized depreciation on investments	(4,524,490)	(4,263,019)
Distribution in excess of net investment income	(37,492,109)	(43,980,921)
Net assets (equivalent to $2,380.58 and $1,648.31 per share based on 100,000 shares of capital stock outstanding - See Note 6 and Note 10)	$238,058,401	$164,831,060

Commitments & Contingent Liabilities:
Unfunded unexpired commitments (See Note 4)	$89,900,000	$96,160,000

See notes to condensed financial statements

VENTURE LENDING & LEASING VIII, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017

	For the Three Months Ended June 30, 2018	For the Three Months Ended June 30, 2017	For the Six Months Ended June 30, 2018	For the Six Months Ended June 30, 2017

INVESTMENT INCOME:
Interest on loans	$16,803,971	$8,273,259	$29,663,686	$13,732,772
Other interest and other income	71,859	42,975	104,855	56,417
Total investment income	16,875,830	8,316,234	29,768,541	13,789,189

EXPENSES:
Management fees	2,790,764	2,647,656	5,431,677	5,295,312
Interest expense	2,631,617	1,061,984	4,598,054	1,822,204
Banking and professional fees	71,515	74,507	137,198	157,346
Other operating expenses	34,121	314,374	69,177	344,831
Total expenses	5,528,017	4,098,521	10,236,106	7,619,693

Net investment income	11,347,813	4,217,713	19,532,435	6,169,496

Net realized gain (loss) from investments	(1,625,353)	7,516	(1,912,980)	(3,239,021)
Net change in unrealized gain (loss) from investments	696,803	(1,359,727)	(261,470)	985,422
Net realized and change in unrealized loss from investments	(928,550)	(1,352,211)	(2,174,450)	(2,253,599)

Net increase in net assets resulting from operations	$10,419,263	$2,865,502	$17,357,985	$3,915,897
Net increase in net assets resulting from operations per share	$104.19	$28.66	$173.58	$39.16
Weighted average shares outstanding	100,000	100,000	100,000	100,000

See notes to condensed financial statements

VENTURE LENDING & LEASING VIII, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

	For the Six Months Ended June 30, 2018	For the Six Months Ended June 30, 2017
Net increase in net assets resulting from operations:
Net investment income	$19,532,435	$6,169,496
Net realized loss from investments	(1,912,980)	(3,239,021)
Net change in unrealized gain (loss) from investments	(261,470)	985,422
Net increase in net assets resulting from operations	17,357,985	3,915,897

Distributions of income to shareholder	(11,130,644)	(2,930,475)
Return of capital to shareholder	—	(8,216,215)
Contributions from shareholder	67,000,000	50,900,000
Net increase in capital transactions	55,869,356	39,753,310

Total increase in net assets	73,227,341	43,669,207

Net assets
Beginning of period	164,831,060	81,071,642

End of period (undistributed net investment income of $6,488,811 and $0)	$238,058,401	$124,740,849

See notes to condensed financial statements

VENTURE LENDING & LEASING VIII, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

	For the Six Months Ended June 30, 2018	For the Six Months Ended June 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets resulting from operations	$17,357,985	$3,915,897
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net realized loss from investments	1,912,980	3,239,021
Net change in unrealized (gain) loss from investments	261,470	(985,422)
Amortization of deferred costs related to borrowing facility and interest rate cap agreements	349,594	175,649
Net increase in other assets	(904,887)	(2,148,249)
Net increase in accounts payable, other accrued liabilities, and accrued management fees	563,122	1,124,864
Origination of loans	(176,295,806)	(140,102,500)
Principal payments on loans	47,843,306	29,293,095
Acquisition of equity securities	(10,835,288)	(11,002,410)
Net cash used in operating activities	(119,747,524)	(116,490,055)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions from shareholder	67,000,000	50,900,000
Borrowings under debt facility	83,000,000	88,350,000
Investment in Interest rate cap	—	(49,400)
Settlement under interest rate swap agreement	(71,837)	—
Repayment of debt facility	(35,500,000)	(20,000,000)
Net cash provided by financing activities	114,428,163	119,200,600

Net increase (decrease) in cash and cash equivalents	(5,319,361)	2,710,545

CASH AND CASH EQUIVALENTS:
Beginning of period	7,879,718	9,821,733
End of period	$2,560,357	$12,532,278

SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE PERIOD:
Interest - Debt facility	$4,604,828	$1,848,858
Settlement under interest rate swap agreement	$71,837	$—
NON-CASH OPERATING AND FINANCING ACTIVITIES:
Distributions of equity securities to shareholder	$11,130,644	$11,146,690
Receipt of equity securities as repayment of loans	$295,356	$144,279

See notes to condensed financial statements

VENTURE LENDING & LEASING VIII, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.	ORGANIZATION AND OPERATIONS OF THE FUND
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

The Fund’s investment objective is to achieve a superior risk adjusted investment return and seeks to achieve that objective by providing debt financing to portfolio companies; most of which are private. The Fund generally receives warrants to acquire equity securities in connection with its portfolio investments and distributes these warrants to its shareholder upon receipt. The Fund also has guidelines for the percentage of total assets which will be invested in different types of assets. The portfolio investments of the Fund primarily consist of debt financing to early and late stage venture capital-backed technology companies.

In the Manager’s opinion, the accompanying condensed interim financial statements (hereafter referred to as “financial statements”) include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“GAAP”) have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the six months ended June 30, 2018 are not necessarily indicative of what the results would be for a full year. These financial statements should be read in conjunction with the financial statements and the notes included in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2017.

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
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand and cash equivalents with maturities of 90 days or less. Included in this are money market mutual funds that are valued at their most recently traded price prior to the valuation date. Within cash and cash equivalents, as of June 30, 2018, the Fund held cash of $2,560,357, which represents 1.08% of the net assets of the Fund.

Interest Income
Interest income on loans is recognized on an accrual basis using the effective interest method including amounts from the amortization of discounts attributable to equity securities received as part of a loan transaction. Additionally, fees received as part of the transaction are added to the loan discount and amortized over the life of the loan.

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

As of June 30, 2018 and December 31, 2017, the financial statements include nonmarketable investments of $436.1 million and $310.7 million, respectively (or 97.7% and 95.5% of total assets, respectively), with fair values determined by the Manager in the absence of readily determinable market values. Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the values that would have been used had a readily available market for the securities existed, and the differences could be material. Below is the information used by the Manager in making these estimates.

Loans

The Fund defines fair value as the price that would be received to sell an asset or paid to lower a liability in an orderly transaction between market participants at the measurement date. Because there is no readily available market price and no secondary market for substantially all of the debt investments made by the Fund into borrowing portfolio companies, Management determines fair value based on hypothetical markets, and on several factors related to each borrower, including, but not limited to, the borrower’s payment history, available cash and “burn rate,” revenues, net income or loss, the likelihood that the borrower will be able to secure additional financing in the future, and an evaluation of the general interest rate environment. The amount of any valuation adjustment considers estimated amount and timing of cash payments of principal and interest from the borrower and/or liquidation analysis and is determined based upon a credit analysis of the borrower and an analysis of the expected recovery from the borrower, including consideration of factors such as the nature and quality of the Fund’s security interests in collateral, the estimated value of the Fund’s collateral, the size of the loan, and the estimated time that will elapse before the Fund achieves a recovery. Management has evaluated these factors and has concluded that together, the effect of deterioration in the quality of the underlying collateral, increase in size of the loan, increase in the estimated time to recovery, and increase in the hypothetical market coupon rate would have the effect of lowering the value of the current portfolio of loans.

Non-accrual Loans

The Fund’s policy is to classify a loan as non-accrual when the portfolio company is delinquent for three consecutive months on its monthly loan payments, or, in the opinion of Management, either ceases or drastically curtails its operations and Management deems that it is unlikely that the loan will return to performing status. When a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed for the quarter in which the loan was placed on non-accrual status. Any uncollected interest related to quarters prior to when the loan was placed on non-accrual status is added to the principal balance, and the aggregate balance of the principal and interest is evaluated in accordance with the policy for valuation of loans in determining Management’s best estimate of fair value. Interest received by the Fund on non-accrual loans will be recognized as interest income if and when the proceeds received exceed the book value of the respective loan.

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
As of June 30, 2018, loans with a cost basis of $8.1 million and a fair value of $2.6 million have been classified as non-accrual. As of December 31, 2017, loans with a cost basis of $4.1 million and fair value of $1.0 million were classified as non-accrual.

Warrants and Equity Securities

Warrants and equity securities that are received in connection with loan transactions will be measured at fair value at the time of acquisition. Warrants are valued based on a modified Black-Scholes option pricing model which considers, among several factors, the underlying stock value, expected term, volatility, and the risk-free interest rate. It is anticipated that such securities will be distributed by the Fund to the Company simultaneously with, or shortly following, their acquisition.
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
The remaining expected lives of warrants are based on historical experience of the average life of the warrants, as warrants are often exercised in the event of acquisitions, mergers, or initial public offerings and terminated due to events such as bankruptcies, restructuring activities, or additional financings. These events cause the expected term to be less than the remaining contractual term of the warrants. For the six months ended June 30, 2018 and 2017 the Fund assumed the average duration of a warrant is 3.5 years. The effect of a hypothetical increase in the estimated initial term of the warrants used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants.
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
As of June 30, 2018 and December 31, 2017, the fair values of Other Assets and Liabilities are estimated at their carrying values because of the short-term nature of these assets or liabilities.
As of June 30, 2018 and December 31, 2017, based on borrowing rates available to the Fund, the estimated fair values of the borrowings under the debt facility were $204.0 million and $156.5 million, respectively.

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

Deferred Bank Fees

The deferred bank fees and costs associated with the debt facility are included in Other Assets in the Condensed Statement of Assets and Liabilities and are being amortized over the estimated life of the facility, which currently matures on September 11, 2020. The amortization of these costs is recorded as interest expense in the Condensed Statements of Operations.

Interest Rate Cap Agreements

The Fund had entered into interest rate cap agreements which were primarily valued on the basis of the future expected interest rates on the remaining notional principal balance. This methodology was comparable to what a prospective acquirer would use in determining the amount they would pay on the measurement date. Valuation pricing models utilized to fair value the caps consider inputs such as forward rates, anticipated interest rate volatility relating to the reference rate, as well as time value and other factors underlying cap instruments. The interest rate cap contracts were recorded in the Condensed Statement of Assets and Liabilities at the estimated fair value. Subsequent changes in fair value were recorded in the Net change in unrealized gain (loss) from investments in the Condensed Statements of Operations and the quarterly interest received on the interest rate cap contracts, if any, was recorded in Net realized gain (loss) from investments in the Condensed Statements of Operations. The interest rate cap agreements were canceled in April 2018 and the value was rolled over into an interest rate swap agreement effective March 30, 2018. Since inception through their cancellation, no interest was received on interest rate cap contracts.
Interest Rate Swap Agreement

The Fund has entered into a cancellable interest rate swap agreement to hedge its interest rate on its expected borrowings under its loan facility (see Note 9). Cancellable interest rate swaps are primarily valued on the basis of quotes obtained from brokers and dealers and adjusted for counterparty risk and the optionality to terminate the swap early. The valuation of the swap agreement also considers the future expected interest rates on the notional principal balance remaining which is comparable to what a prospective acquirer would pay on the measurement date. Valuation pricing models consider inputs such as forward rates, anticipated interest rate volatility relating to the reference rate, as well as time value and other factors underlying swap instruments. The contract is recorded at fair value in either Other assets or Other current liabilities in the Condensed Statements of Assets and Liabilities, depending on whether the value of the contract is in favor of the Fund or the counterparty. The changes in fair value are recorded in Net realized and change in unrealized gain (loss) from investments in the Condensed Statements of Operations and the quarterly interest received or paid on the interest rate swap contract, if any, will be recorded in Net realized gain (loss) from investments in the Condensed Statements of Operations. The interest rate swap agreement terminates on September 11, 2020 with an option to terminate the swap early on March 31, 2020.

Recent Accounting Pronouncements

In October 2016, the Securities and Exchange Commission (“SEC”) adopted new rules and forms and amended other rules to enhance the reporting and disclosure of information by registered investment companies. As part of these changes, the SEC amended Regulation S-X to standardize and enhance disclosures in investment company financial statements. Implementation of the new or amended rules is required for reporting periods ending after August 1, 2017. The Fund has reviewed the requirements and adopted the amendments to Regulation S-X to provide the required disclosure in Footnote 3 - Schedules of Investments and Footnote 9 - Interest Rate Cap Agreement for the periods presented.

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
3.    SCHEDULES OF INVESTMENTS
As of June 30, 2018, all loans were made to non-affiliates as follows (unaudited):

Borrower	Percentage of Net Assets	Estimated Fair Value 6/30/2018	Par Value 6/30/2018	Final Maturity Date

Biotechnology
Orpheus Therapeutics, Inc.		$—	$174,288	*
Phylagen, Inc.		267,954	267,954	03/01/2020
Subtotal:	0.1%	$267,954	$442,242

Computers & Storage
Canary Connect, Inc.		$858,123	$1,381,905	*
HyperGrid, Inc.		764,475	764,475	12/01/2019
Rigetti & Co., Inc.		2,165,610	2,165,610	01/01/2020
Subtotal:	1.6%	$3,788,208	$4,311,990

Internet
Amino Payments, Inc.		$1,313,825	$1,313,825	12/01/2021
Apartment List, Inc		742,152	742,152	11/01/2019
Bitfinder, Inc.		437,850	437,850	09/01/2020
Bombfell, Inc.		958,944	958,944	04/01/2021
CapLinked, Inc.		119,257	119,257	01/01/2019
Clearsurance, Inc.		935,426	935,426	03/01/2021
Daily Muse, Inc.		5,714,969	5,714,969	12/01/2021
Darby Smart, Inc.		1,613,279	1,613,279	02/01/2021
DreamCloud Holdings, LLC		3,444,360	3,444,360	01/01/2021
Eventbite, Inc.		40,657,704	40,657,704	11/01/2022
Figure 1, Inc.**		872,684	872,684	06/01/2021
Handy Technologies, Inc.		4,794,909	4,794,909	12/01/2020
Homelight, Inc.		469,122	469,122	12/01/2019
Honk Technologies, Inc.		1,689,882	1,689,882	05/01/2020
iZENEtech, Inc.**		9,578,033	9,578,033	06/01/2021
Lenddo International**		1,835,944	1,835,944	01/01/2021
Linden Research Inc.		5,458,753	5,458,753	09/01/2021
MassDrop, Inc.		6,660,997	6,660,997	01/01/2022
Placester, Inc.		1,497,402	1,497,402	10/01/2019
Playstudios, Inc.		1,111,777	1,111,777	03/01/2021

Borrower	Percentage of Net Assets	Estimated Fair Value 6/30/2018	Par Value 6/30/2018	Final Maturity Date
Protecht, Inc.		913,482	913,482	12/01/2021
Radius Intelligence, Inc.		7,048,708	7,048,708	10/01/2021
Relay Network, LLC		1,768,369	1,768,369	09/01/2020
SocialChorus, Inc.		2,369,492	2,369,492	01/01/2021
Spot.IM, Ltd.**		673,843	673,843	05/01/2020
SpotOn Computing, Inc.		1,873,058	1,873,058	03/01/2021
Stay alfred, Inc.		6,573,271	6,573,271	12/01/2021
Super Home, Inc.		79,469	79,469	03/01/2019
Tango Card, Inc.		1,414,079	1,414,079	11/01/2020
Thrive Market, Inc.		3,612,543	3,612,543	09/01/2019
Tictail, Inc.		1,028,390	1,028,390	05/01/2021
TouchofModern, Inc.		3,415,540	3,415,540	05/01/2020
Traackr, Inc.		216,466	216,466	04/01/2019
Subtotal:	50.8%	$120,893,979	$120,893,979

Medical Devices
Anutra Medical, Inc.		$249,236	$249,236	12/01/2019
Keystone Heart, Inc.**		2,331,492	2,331,492	11/01/2020
Medrobotics Corporation, Inc.		8,641,436	8,641,436	06/01/2021
Renovia, Inc.		3,457,992	3,457,992	06/01/2021
Subtotal:	6.2%	$14,680,156	$14,680,156

Other Healthcare
4G Clinical LLC		$810,461	$810,461	07/01/2020
Call9, Inc.		1,848,672	1,848,672	01/01/2021
Caredox, Inc.		190,057	190,057	01/01/2019
Clover Health Investment Corporation		28,109,738	28,109,738	10/01/2022
Driver, Inc.		9,189,955	9,189,955	07/01/2021
Hello Doctor, Ltd.**		55,294	55,294	03/01/2019
Hello Heart Inc.		919,931	919,931	07/01/2021
Hi.Q, Inc.		1,872,807	1,872,807	05/01/2020
Lean Labs, Inc.		99,202	99,202	04/01/2019
MD Revolution, Inc.		864,067	864,067	03/01/2020
mPharma Data, Inc.**		3,537,686	3,537,686	11/01/2021
Myolex, Inc.		518,438	726,537	*
Naked Biome, Inc.		937,584	937,584	03/01/2021
Project Healthy Living, Inc.		417,709	417,709	09/01/2019
Robin Care, Inc.		936,452	936,452	07/01/2021
Sparta Software Corporation		137,531	137,531	06/01/2020
Trio Health Advisory Group, Inc.		287,077	287,077	02/01/2019
Wellist PBC, Inc.		187,107	187,107	12/01/2019
Zillion Group, Inc.		1,774,047	1,774,047	12/01/2020
Subtotal:	22.1%	$52,693,815	$52,901,914

Borrower	Percentage of Net Assets	Estimated Fair Value 6/30/2018	Par Value 6/30/2018	Final Maturity Date
Other Technology
8i Corporation		$2,641,682	$2,641,682	12/01/2020
Abiquo Group, Inc.**		477,142	477,142	01/01/2021
Asset Avenue, Inc.**		30,990	162,189	*
Astro, Inc.		-	283,511	*
BloomLife, Inc.		216,230	216,230	04/01/2020
Candy Club Holdings, Inc.		27,987	27,987	09/01/2018
Consumer Physics, Inc.**		1,078,442	1,078,442	03/01/2019
Discover Echo, Inc.		664,465	664,465	12/01/2020
Eguana Technologies, Inc.**		1,343,816	1,343,816	12/01/2020
Ensyn Corporation		2,606,685	2,606,685	11/01/2019
Eponym, Inc.		40,000	1,294,716	*
ETN Media, Inc.		528,944	528,944	07/01/2020
Flo Water, Inc.		1,210,418	1,210,418	05/01/2021
Gap Year Global, Inc.		15,334	86,359	*
Greats Brand, Inc.		3,128,925	3,128,925	08/01/2021
Heartwork, Inc.		440,444	440,444	09/01/2020
Hint, Inc.		6,919,275	6,919,275	08/01/2021
Hyperloop Technologies, Inc.		4,235,410	4,235,410	06/01/2019
Impossible Aerospace Corporation		661,233	661,233	01/01/2021
June Life, Inc.		1,626,559	1,626,559	03/01/2020
LanzaTech New Zealand Ltd.		7,331,901	7,331,901	03/01/2021
Loftium, Inc.		671,452	671,452	11/01/2020
Neuehouse, LLC		3,169,156	3,169,156	06/01/2019
North American Robotics Corporation		392,971	392,971	08/01/2020
Northern Quinoa Production Corporation**		7,517,293	7,517,293	11/01/2021
Noteleaf, Inc.		1,324,560	1,324,560	09/01/2020
Opya, Inc.		463,838	463,838	04/01/2021
PDQ Enterprises LLC**		3,311,100	3,311,100	02/01/2021
Percepto Robotics, Ltd.**		915,612	915,612	12/01/2020
PLAE, Inc.		1,335,159	1,335,159	12/01/2020
Planet Labs, Inc.		24,220,517	24,220,517	08/01/2022
Plenty Unlimited, Inc.		5,554,018	5,554,018	09/01/2021
Plethora, Inc		3,252,978	3,252,978	08/01/2021
Rosco & Benedetto Co, Inc.		192,097	192,097	09/01/2019
Seriforge, Inc.		27,433	27,433	09/01/2018
Showroom, Inc.		1,147,065	1,147,065	03/01/2020
SkyKick, Inc.		2,103,960	2,103,960	11/01/2020
Strong Arm Technologies, Inc.		1,038,506	1,038,506	05/01/2021
TAE Technologies, Inc.		11,831,799	11,831,799	04/01/2021
Terramera, Inc.**		2,798,738	2,798,738	04/01/2021
The Community Company		94,459	94,459	03/01/2019
UniEnergy Technologies LLC		4,520,077	4,520,077	12/01/2020

Borrower	Percentage of Net Assets	Estimated Fair Value 6/30/2018	Par Value 6/30/2018	Final Maturity Date
Virtuix Holdings, Inc.		611,372	611,372	07/01/2020
Wine Plum, Inc.		1,041,059	1,041,059	09/01/2019
Subtotal:	47.4%	$112,761,101	$114,501,552

Security
Karamba Security Ltd.**		$1,149,300	$1,149,300	12/01/2021
Nok Nok Labs, Inc.		557,450	557,450	12/01/2020
ThinAir Labs, Inc.		-	1,105,396	*
V5 Systems, Inc.		1,352,987	1,352,987	06/01/2021
Subtotal:	1.3%	$3,059,737	$4,165,133

Semiconductors & Equipment
ETA Compute, Inc.		$352,226	$352,226	08/01/2020
Innophase, Inc.		6,578,407	6,578,407	06/01/2021
Subtotal:	2.9%	$6,930,633	$6,930,633

Software
Alpha UX, Inc.		$417,670	$417,670	08/01/2020
Apptimize, Inc.		216,688	216,688	03/01/2019
Aptible, Inc.		234,183	234,183	02/01/2021
ArborMetrix, Inc.		3,235,872	3,235,872	06/01/2022
Bloomboard, Inc.		751,755	2,001,360	*
BlueCart, Inc.		447,672	447,672	01/01/2020
Bricksolve, Inc.		946,786	946,786	06/01/2021
Cloudleaf, Inc.		925,403	925,403	09/01/2021
DealPath, Inc.		1,526,502	1,526,502	05/01/2021
DemystData Limited		1,153,628	1,153,628	07/01/2020
Drift Marketplace, Inc.		441,979	441,979	03/01/2020
Estify, Inc.		848,416	848,416	11/01/2020
Fortress IQ, Inc.		699,641	699,641	11/01/2021
Gearbox Software, LLC		6,884,371	6,884,371	03/01/2021
GoFormz, Inc.		1,148,041	1,148,041	11/01/2020
HealthPrize Technologies, LLC		152,275	152,275	12/01/2019
Highfive Technologies, Inc.		3,790,557	3,790,557	10/01/2021
IntelinAir, Inc.		102,863	102,863	06/01/2019
Interana, Inc.		2,830,262	2,830,262	06/01/2021
Interset Software, Inc.**		3,225,349	3,225,349	04/01/2022
Invoice2Go, Inc.		5,648,787	5,648,787	04/01/2021
JethroData, Inc.**		360,156	856,877	*
Libre Wireless Technologies, Inc.		316,267	316,267	01/01/2020
Loft, Inc.		692,784	692,784	09/01/2021
Meta Company		4,256,052	4,256,052	06/01/2021
Metarail, Inc.		679,173	679,173	10/01/2021
Mines.io**		399,753	399,753	07/01/2020

Borrower	Percentage of Net Assets	Estimated Fair Value 6/30/2018	Par Value 6/30/2018	Final Maturity Date
Mintigo, Inc.**		1,317,461	1,317,461	07/01/2021
Oohlala Mobile, Inc.**		453,573	453,573	09/01/2021
Packetzoom, Inc.		1,430,177	1,430,177	04/01/2022
PowerInbox, Inc.**		298,375	298,375	06/01/2020
PrivCo Holdings, Inc.		460,643	460,643	02/01/2021
Securly, Inc.		948,091	948,091	12/01/2020
Skillshare, Inc.		1,809,581	1,809,581	06/01/2021
Swrve, Inc.		1,414,006	1,414,006	05/01/2020
The/Studio Technologies, Inc.		569,889	569,889	06/01/2020
Unmetric, Inc.		246,366	246,366	02/01/2020
VenueNext, Inc.		4,023,519	4,023,519	10/01/2021
Vuemix, Inc.		229,923	229,923	11/01/2020
Workspot, Inc.		1,503,410	1,503,410	12/01/2020
Xeeva, Inc.		2,001,491	2,001,491	07/01/2020
Zoomdata, Inc.		3,776,134	3,776,134	10/01/2021
Subtotal:	26.4%	$62,815,524	$64,561,850

Technology Services
AirHelp, Inc.		$2,036,953	$2,036,953	10/01/2020
Akademos, Inc.***		778,755	778,755	08/01/2020
Blazent, Inc.		2,277,709	2,277,709	08/01/2020
Blue Technologies Limited**		615,514	615,514	04/01/2020
Callisto Media, Inc.		8,091,644	8,091,644	12/01/2021
CloudIQ Ltd.**		2,858,780	2,858,780	04/01/2021
Dolly, Inc.		691,777	691,777	06/01/2020
Freckle Education, Inc.		1,176,117	1,176,117	01/01/2022
FSA Store, Inc.		2,009,985	2,009,985	12/01/2020
Maxi Mobility, Inc.**		19,297,000	19,297,000	01/01/2021
ParkJockey Global, Inc.		424,945	424,945	06/01/2019
PayJoy, Inc.**		1,139,245	1,139,245	08/01/2021
Riffyn, Inc.		1,419,161	1,419,161	06/01/2021
Sixup PBC, Inc.**		264,005	264,005	06/01/2019
TrueFacet, Inc.		1,074,996	1,074,996	06/01/2021
Zeel Networks, Inc.		1,576,045	1,576,045	08/01/2020
Subtotal:	19.2%	$45,732,631	$45,732,631

Borrower	Percentage of Net Assets	Estimated Fair Value 6/30/2018	Par Value 6/30/2018	Final Maturity Date
Wireless
InVenture Capital Corporation**		$631,702	$631,702	09/01/2019
Juvo Mobile, Inc.**		923,712	923,712	02/01/2020
Nextivity, Inc.		6,924,721	6,924,721	06/01/2021
Parallel Wireless, Inc.		3,953,324	3,953,324	10/01/2020
Subtotal:	5.2%	$12,433,459	$12,433,459

Total Loans (Cost of $441,555,538)	183.2%	$436,057,197	$441,555,538

Derivative contract (asset)
Derivative asset - swap		$973,853	$—	09/11/2020
* As of June 30, 2018, loans with a cost basis of $8.1 million and a fair value $2.6 million were classified as non-accrual.
** Indicates assets that the Fund deems “non-qualifying assets” under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of the Fund’s total assets at the time of acquisition of any additional non-qualifying assets. As of June 30, 2018, 15.8% of the Fund’s assets represented non-qualifying assets. As part of this calculation, the numerator consists of all eligible portfolio companies as defined in Section 2(a)(46); and the denominator consists of total assets less the assets described in Section 55(a)(7).
*** Indicates assets that are not senior loans.

As of December 31, 2017, all loans were made to non-affiliates as follows:

Borrowers	Percentage of Net Assets	Estimated Fair Value 12/31/2017	Par Value 12/31/2017	Final Maturity Date

Biotechnology
Orpheus Therapeutics, Inc.		$130,860	$130,860	08/01/2020
Phylagen, Inc.		349,718	349,718	03/01/2020
Subtotal:	0.3%	480,578	480,578

Computers & Storage
Canary Connect, Inc.		$1,448,099	$1,448,099	12/01/2020
HyperGrid, Inc.		983,652	983,652	12/01/2019
Rigetti & Co., Inc.		2,825,214	2,825,214	01/01/2020
Subtotal:	3.2%	5,256,965	5,256,965

Internet
Amino Payments, Inc.		$718,898	$718,898	11/01/2019
Apartment List, Inc		969,280	969,280	11/01/2019
Better Doctor, Inc.		1,313,150	1,313,150	12/01/2020
Bitfinder, Inc.		476,274	476,274	09/01/2020
Bombfell, Inc.		950,217	950,217	04/01/2021
CapLinked, Inc.		219,962	219,962	01/01/2019
ConnectedYard, Inc.		423,421	471,785	06/01/2020

Borrowers	Percentage of Net Assets	Estimated Fair Value 12/31/2017	Par Value 12/31/2017	Final Maturity Date
Daily Muse, Inc.		2,766,491	2,766,491	12/01/2021
DailyFeats, Inc.		3,434,717	3,434,717	12/01/2020
Darby Smart, Inc.		1,635,389	1,635,389	02/01/2021
DreamCloud Holdings, LLC		890,304	890,304	08/01/2020
Eventbite, Inc.		13,081,547	13,081,547	02/01/2022
Handy Technologies, Inc.		4,745,656	4,745,656	12/01/2020
Homelight, Inc.		654,457	654,457	12/01/2019
Honk Technologies, Inc.		2,124,520	2,124,520	05/01/2020
iZENEtech, Inc.**		4,605,143	4,605,143	01/01/2021
Node, Inc.		402,161	402,161	01/01/2020
Placester, Inc.		1,983,527	1,983,527	10/01/2019
Playstudios, Inc.		1,189,152	1,189,152	03/01/2021
Radius Intelligence, Inc.		6,975,493	6,975,493	10/01/2021
Relay Network, LLC		1,917,812	1,917,812	09/01/2020
ShipBob, Inc.		617,602	617,602	01/01/2020
Spot.IM, Ltd.**		835,033	835,033	05/01/2020
SpotOn Computing, Inc.		1,368,087	1,368,087	10/01/2020
Super Home, Inc.		126,831	126,831	03/01/2019
Tango Card, Inc.		1,448,020	1,448,020	11/01/2020
Thrive Market, Inc.		4,881,645	4,881,645	09/01/2019
Tictail, Inc.		1,086,519	1,086,519	05/01/2021
TouchofModern, Inc.		4,317,741	4,317,741	05/01/2020
Traackr, Inc.		364,673	364,673	04/01/2019
Viyet, Inc.		343,706	343,706	06/01/2020
Subtotal:	40.6%	$66,867,428	$66,915,792

Medical Devices
Anutra Medical, Inc.		$297,089	$297,089	12/01/2019
JustRight Surgical LLC		1,311,845	1,311,845	07/01/2019
Keystone Heart, Inc.**		2,709,462	2,709,462	11/01/2020
Renovia, Inc.		1,911,275	1,911,275	11/01/2020
Subtotal:	3.8%	$6,229,671	$6,229,671

Other Healthcare
4G Clinical LLC		$942,135	$942,135	07/01/2020
Call9, Inc.		844,331	844,331	01/01/2021
Caredox, Inc.		340,488	340,488	01/01/2019
Clover Health Investment Corporation		27,898,780	27,898,780	10/01/2022
Driver, Inc.		9,020,007	9,020,007	07/01/2021
Hello Doctor, Ltd.**		87,237	87,237	03/01/2019
Hi.Q, Inc.		1,933,191	1,933,191	05/01/2020
Lean Labs, Inc.		148,618	148,618	04/01/2019
MD Revolution, Inc.		1,069,491	1,069,491	03/01/2020
mPharma Data, Inc.**		717,609	717,609	03/01/2021

Borrowers	Percentage of Net Assets	Estimated Fair Value 12/31/2017	Par Value 12/31/2017	Final Maturity Date
Project Healthy Living, Inc.		558,618	558,618	09/01/2019
Myolex, Inc.		459,926	668,025	03/01/2019
Spatra Software Corporation		164,769	164,769	06/01/2020
Trio Health Advisory Group, Inc.		482,660	482,660	02/01/2019
Wellist PBC, Inc.		259,737	259,737	12/01/2019
Zillion Group, Inc.		1,892,181	1,892,181	12/01/2020
Subtotal:	28.4%	$46,819,778	$47,027,877

Other Technology
8i Corporation		$2,840,404	$2,840,404	12/01/2020
Abiquo Group, Inc.**		472,056	472,056	01/01/2021
Asset Avenue, Inc.**		30,000	159,244	*
Astro, Inc.		84,108	280,359	*
BloomLife, Inc.		264,513	264,513	04/01/2020
Candy Club Holdings, Inc.		80,581	80,581	09/01/2018
CommunityCo, LLC		149,167	149,167	03/01/2019
Consumer Physics, Inc.**		1,429,161	1,429,161	03/01/2019
Eguana Technologies, Inc.**		1,298,326	1,298,326	12/01/2020
Ensyn Corporation		3,555,156	3,555,156	11/01/2019
Eponym, Inc.		100,000	1,357,124	*
ETN Media, Inc.		634,866	634,866	07/01/2020
Flo Water, Inc.		1,302,095	1,302,095	05/01/2021
Gap Year Global, Inc.		113,439	113,439	10/01/2018
Greats Brand, Inc.		1,740,407	1,740,407	05/01/2021
Heartwork, Inc.		479,714	479,714	09/01/2020
Hint, Inc.		4,728,235	4,728,235	07/01/2021
Hyperloop Technologies, Inc.		6,110,809	6,110,809	06/01/2019
Impossible Aerospace Corporation		468,571	468,571	08/01/2020
June Life, Inc.		2,020,813	2,020,813	03/01/2020
LanzaTech New Zealand Ltd.		8,048,027	8,048,027	03/01/2021
Neuehouse, LLC		3,340,451	3,340,451	06/01/2019
North American Robotics Corporation		456,584	456,584	08/01/2020
Noteleaf, Inc.		1,443,199	1,443,199	09/01/2020
Optimus Outcome, Inc.		456,063	456,063	04/01/2021
PDQ Enterprises LLC**		3,382,474	3,382,474	02/01/2021
PLAE, Inc.		1,436,153	1,436,153	12/01/2020
Planet Labs, Inc.		11,746,129	11,746,129	11/01/2021
Plenty Unlimited, Inc.		5,558,137	5,558,137	09/01/2021
Plethora, Inc		1,347,776	1,347,776	03/01/2019
Rosco & Benedetto Co, Inc.		258,808	258,808	09/01/2019
Seriforge, Inc.		78,000	78,000	09/01/2018
Showroom, Inc,		2,326,964	2,326,964	12/01/2021
SkyKick, Inc.		2,386,323	2,386,323	11/01/2020
TAE Technologies, Inc.		11,701,080	11,701,080	04/01/2021

Borrowers	Percentage of Net Assets	Estimated Fair Value 12/31/2017	Par Value 12/31/2017	Final Maturity Date
Terramera, Inc.**		1,794,237	1,794,237	04/01/2021
Virtuix Holdings, Inc.		711,821	711,821	07/01/2020
Vision Cortex, Ltd.**		984,562	984,562	12/01/2020
Wine Plum, Inc.		1,410,920	1,410,920	09/01/2019
Subtotal:	52.6%	$86,770,129	$88,352,748

Security
Identiv, Inc.**		$2,205,887	$2,205,887	08/01/2020
Kryptnostic, Inc.		5,000	302,293	*
Nok Nok Labs, Inc.		634,666	634,666	12/01/2020
ThinAir Labs, Inc.		1,066,594	1,066,594	02/01/2020
Subtotal:	2.4%	$3,912,147	$4,209,440

Semiconductors & Equipment
ETA Compute, Inc.		$425,658	$425,658	08/01/2020
Subtotal:	0.2%	$425,658	$425,658

Software
Addepar, Inc.		$1,333,487	$1,333,487	06/01/2018
Alpha UX, Inc.		467,386	467,386	08/01/2020
Apptimize, Inc.		420,545	420,545	03/01/2019
Aptible, Inc.		238,534	238,534	02/01/2021
Bloomboard, Inc.		751,755	2,001,360	*
BlueCart, Inc.		567,820	567,820	01/01/2020
DealPath, Inc.		1,552,176	1,552,176	05/01/2021
DemystData Limited		1,377,575	1,377,575	07/01/2020
Drift Marketplace, Inc.		550,359	550,359	03/01/2020
Estify, Inc.		940,557	940,557	11/01/2020
Gearbox Software, LLC		2,712,251	2,712,251	09/01/2020
GoFormz, Inc.		1,165,642	1,165,642	11/01/2020
HealthPrize Technologies, LLC		195,364	195,364	12/01/2019
Highfive Technologies, Inc.		3,760,217	3,760,217	10/01/2021
IntelinAir, Inc.		147,247	147,247	06/01/2019
Interset Software, Inc.**		1,612,450	1,612,450	10/01/2020
Invoice2Go, Inc.		4,298,135	4,298,135	04/01/2021
JethroData, Inc.**		822,579	822,579	10/01/2019
Libre Wireless Technologies, Inc.		399,350	399,350	01/01/2020
Meta Company		4,769,026	4,769,026	06/01/2021
Mine.io**		462,139	462,139	07/01/2020
Mintigo, Inc.**		1,496,408	1,496,408	07/01/2021
PowerInbox, Inc.**		361,516	361,516	06/01/2020
Securly, Inc.		212,567	212,567	12/01/2020
Swrve, Inc.		1,724,483	1,724,483	05/01/2020
The/Studio Technologies, Inc.		683,418	683,418	06/01/2020

Borrowers	Percentage of Net Assets	Estimated Fair Value 12/31/2017	Par Value 12/31/2017	Final Maturity Date
Unmetric, Inc.		307,320	307,320	02/01/2020
VenueNext, Inc.		1,344,322	1,344,322	05/01/2020
Vuemix, Inc.		233,440	233,440	11/01/2020
Wayfare Interactive, Inc.		671,876	671,876	06/01/2021
Workspot, Inc.		1,031,394	1,031,394	06/01/2020
Xeeva, Inc.		2,314,394	2,314,394	07/01/2020
Zodiac, Inc.		484,472	484,472	07/01/2019
Subtotal:	23.9%	$39,410,204	$40,659,809

Technology Services
AirHelp, Inc.		$2,367,739	$2,367,739	10/01/2020
Akademos, Inc.***		848,678	848,678	08/01/2020
Blazent, Inc.		2,791,267	2,791,267	08/01/2020
Blue Technologies Limited**		1,436,936	1,436,936	04/01/2020
Callisto Media, Inc.		5,345,036	5,345,036	03/01/2021
CloudIQ Ltd.**		841,896	841,896	12/01/2020
Dolly, Inc.		834,672	834,672	06/01/2020
FSA Store, Inc.		2,333,578	2,333,578	12/01/2020
Iris.tv, Inc.		836,324	836,324	02/01/2021
Maxi Mobility, Inc.		19,139,034	19,139,034	01/01/2021
ParkJockey Global, Inc.		614,843	614,843	06/01/2019
Particle Industries, Inc.		744,122	744,122	11/01/2019
PayJoy, Inc.**		307,612	307,612	08/01/2019
Sixup PBC, Inc.**		380,913	380,913	06/01/2019
TrueFacet, Inc.		1,186,665	1,186,665	06/01/2021
Zeel Networks, Inc.		1,881,303	1,881,303	08/01/2020
Subtotal:	25.4%	$41,890,618	$41,890,618

Wireless
Bluesmart, Inc.		$470,425	$1,355,318	09/01/2019
InVenture Capital Corporation **		918,468	918,468	09/01/2019
Juvo Mobile, Inc. **		1,192,983	1,192,983	02/01/2020
Nextivity, Inc.		5,441,554	5,441,554	06/01/2021
Parallel Wireless, Inc.		4,624,072	4,624,072	10/01/2020
Subtotal:	7.7%	$12,647,502	$13,532,395

Total Loans (Cost of $314,981,551)	188.5%	$310,710,678	$314,981,551

Interest Rate Caps (Cost of $331,329)	0.2%	$339,183	$331,329

Total Investments (Cost $315,312,880)	188.7%	$311,049,861	$315,312,880

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
*** Indicates assets that are not senior loans.
4. FAIR VALUE DISCLOSURES
The Fund primarily provides asset-based financing to start-up and emerging growth venture-backed companies which are generally made to borrowers pursuant to commitments whereby the Fund agrees to finance assets and provide working or growth capital up to a specified amount for the term of the commitment, upon the terms and subject to the conditions specified by such commitment. Even though these loans are generally secured by the assets of the borrowers, the Fund in most cases is subject to the credit risk of such companies. As of June 30, 2018, the Fund’s investments in loans were primarily to companies based within the United States and were diversified among borrowers in the industry segments shown below. The percentage of net assets that each industry group represents is shown with the industry totals below (the sum of the percentages does not equal 100% because the percentages are based on net assets as opposed to total loans). All loans are senior to unsecured creditors and other secured creditors, except as indicated in the Schedule above. A loan to Akademos, Inc. is subordinated to other secured creditors.

The Fund defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date; that is, an exit price. The exit price assumes the asset or liability was exchanged in an orderly transaction; it was not a forced liquidation or distressed sale. Because there is no readily available market price and no secondary market for substantially all of the debt investments made by the Fund to borrowing portfolio companies, Management determines fair value (or estimated exit value) based on a hypothetical market, and several factors related to each borrower.

Loan balances in the tables above are summarized by borrower. Typically, a borrower’s balance will be composed of several loans drawn under a commitment made by the Fund with the interest rate on each loan fixed at the time each loan is funded. Each loan drawn under a commitment may have a different maturity date and amount. For the three and six months ended June 30, 2018, the weighted-average interest rate on performing loans was 16.13% and 15.61%, respectively, which was inclusive of both cash and non-cash interest income. For the three and six months ended June 30, 2017, the weighted-average interest rate on performing loans was 16.46% and 15.99%, respectively. These rates are inclusive of both cash and non-cash interest income. For the three and six months ended June 30, 2018, the weighted-average interest rate on the cash portion of the interest income was 13.10% and 12.67%, respectively. For the three and six months ended June 30, 2017, the weighted-average interest rate on the cash portion of the interest income was 11.94% and 12.72%, respectively. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants and new loans funded during the period.

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

All loans as of June 30, 2018 and 2017 were pledged as collateral for the debt facility, and the Fund’s borrowings are generally collateralized by all assets of the Fund. As of June 30, 2018 and December 31, 2017, the Fund has unexpired commitments to borrowers of $89.9 million and $96.2 million, respectively.

Valuation Hierarchy
Under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820-10 “Fair Value Measurement”, the Fund categorizes its fair value measurements according to a three-level hierarchy. The hierarchy prioritizes the inputs used by the Fund’s valuation techniques. A level is assigned to each fair value measurement based on the lowest level input that is significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are defined as follows:

Level 1	Unadjusted quoted prices for identical assets or liabilities in active markets that are accessible at the measurement date.
Level 2	Prices or valuations based on observable inputs other than quoted prices in active markets for identical assets and liabilities.
Level 3	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

Transfers of investments between levels of the fair value hierarchy are recorded on the actual date of the event or change in circumstances that caused the transfer. There were no transfers in and out of Level 1, 2, and 3 during the period ended June 30, 2018 and June 30, 2017.

The Fund’s cash equivalents were valued at the traded net asset value of the money market mutual fund, and therefore, these measurements are classified as Level 1. The Fund’s investments in the interest rate cap and swap are based on quotes from the market makers that derive fair values from market data, and therefore, they are classified as Level 2. The Fund's borrowings under debt facility are also classified as Level 2, because the borrowings are based on rates that are observable at commonly quoted intervals, which are Level 2 inputs.

The Fund’s loan transactions are individually negotiated and unique, and because there is no market in which these assets trade, the inputs for these assets, which are valued using estimated exit values, are classified as Level 3.

The following tables provide quantitative information about the Fund’s Level 3 fair value measurements of its investments as of June 30, 2018 and December 31, 2017. During the period ended June 30, 2018, Management deemed it appropriate to apply the income approach for the valuation of certain portfolio companies in the Biotechnology industry. In addition to the techniques and inputs noted in the tables below, the Fund may also use other valuation techniques and methodologies when determining its fair value measurements.

Investment Type - Level 3

Debt Investments	Fair Value at 06/30/18	Valuation Techniques / Methodologies	Unobservable Input	Weighted Average / Amount / Range

Biotechnology	$267,954	Hypothetical market analysis	Hypothetical market coupon rate	15%
		Income Approach	Expected amount and timing of cash flow payment Discount Rate	$0 0%

Computers & Storage	$3,788,208	Hypothetical market analysis	Hypothetical market coupon rate	14%
		Income Approach	Expected amount and timing of cash flow payment Discount Rate	$1,757,526 4%

Internet	$120,893,979	Hypothetical market analysis	Hypothetical market coupon rate	15%
		Income Approach	Expected amount and timing of cash flow payment Discount Rate	$1,308,617 4%

Medical Devices	$14,680,156	Hypothetical market analysis	Hypothetical market coupon rate	19%

Other Healthcare	$52,693,815	Hypothetical market analysis	Hypothetical market coupon rate	14%
		Income Approach	Expected amount and timing of cash flow payment Discount Rate	$874,462 3%

Other Technology	$112,761,101	Hypothetical market analysis	Hypothetical market coupon rate	15%
		Income Approach	Expected amount and timing of cash flow payment Discount Rate	$0 - $1,286,323 0% - 4%

Debt Investments	Fair Value at 06/30/18	Valuation Techniques / Methodologies	Unobservable Input	Weighted Average / Amount / Range
Security	$3,059,737	Hypothetical market analysis	Hypothetical market coupon rate	22%
		Income Approach	Expected amount and timing of cash flow payment Discount Rate	$0 0%

Semiconductors & Equipment	$6,930,633	Hypothetical market analysis	Hypothetical market coupon rate	15%

Software	$62,815,524	Hypothetical market analysis	Hypothetical market coupon rate	14%
		Income Approach	Expected amount and timing of cash flow payment Discount Rate	$0 - $5,260,760 3% - 4%

Technology Services	$45,732,631	Hypothetical market analysis	Hypothetical market coupon rate	13%
		Income Approach	Expected amount and timing of cash flow payment Discount Rate	$2,693,626 4%

Wireless	$12,433,459	Hypothetical market analysis	Hypothetical market coupon rate	13%

	$436,057,197

Debt Investments	Fair Value at 12/31/2017	Valuation Techniques / Methodologies	Unobservable Input	Weighted Average / Amount or Range

Biotechnology	$480,578	Hypothetical market analysis	Hypothetical market coupon rate	16%

Computers & Storage	$5,256,965	Hypothetical market analysis	Hypothetical market coupon rate	14%

Debt Investments	Fair Value at 12/31/2017	Valuation Techniques / Methodologies	Unobservable Input	Weighted Average / Amount or Range

Internet	$66,867,428	Hypothetical market analysis	Hypothetical market coupon rate	15%
		Income Approach	Expected amount and timing of cash flow payment Discount Rate	$0 - $571,755 3%

Medical Devices	$6,229,671	Hypothetical market analysis	Hypothetical market coupon rate	16%

Other Healthcare	$46,819,778	Hypothetical market analysis	Hypothetical market coupon rate	15%
		Income Approach	Expected amount and timing of cash flow payment Discount Rate	$0 - $849,088 2%

Other Technology	$86,770,129	Hypothetical market analysis	Hypothetical market coupon rate	15%
		Income Approach	Expected amount and timing of cash flow payment Discount Rate	$30,000 - $100,000 0%

Security	$3,912,147	Hypothetical market analysis	Hypothetical market coupon rate	19%
		Income Approach	Expected amount and timing of cash flow payment Discount Rate	$5,000 0%

Semiconductors & Equipment	$425,658	Hypothetical market analysis	Hypothetical market coupon rate	13%

Software	$39,410,204	Hypothetical market analysis	Hypothetical market coupon rate	15%
		Income Approach	Expected amount and timing of cash flow payment Discount Rate	$0 - $1,500,000 3%

Technology Services	$41,890,618	Hypothetical market analysis	Hypothetical market coupon rate	13%

Debt Investments	Fair Value at 12/31/2017	Valuation Techniques / Methodologies	Unobservable Input	Weighted Average / Amount or Range

Wireless	$12,647,502	Hypothetical market analysis	Hypothetical market coupon rate	13%
		Income Approach	Expected amount and timing of cash flow payment Discount Rate	$0 - $1,517,227 3%
	$310,710,678

The following tables present the balances of assets and liabilities as of June 30, 2018 and December 31, 2017 measured at fair value on a recurring basis:

As of June 30, 2018	Level 1	Level 2	Level 3	Total
ASSETS:
Loans†	$—	$—	$436,057,197	$436,057,197
Derivative asset - Swap	—	973,853	—	973,853
Total	$—	$973,853	$436,057,197	$437,031,050

LIABILITIES
Borrowings under debt facility	$—	$204,000,000	$—	$204,000,000
Total	$—	$204,000,000	$—	$204,000,000

As of December 31, 2017	Level 1	Level 2	Level 3	Total
ASSETS:
Loans†	$—	$—	$310,710,678	$310,710,678
Interest rate cap	—	339,183	—	339,183
Cash equivalents	7,879,718	—	—	7,879,718
Total	$7,879,718	$339,183	$310,710,678	$318,929,579

LIABILITIES
Borrowings under debt facility	$—	$156,500,000	$—	$156,500,000
Total	$—	$156,500,000	$—	$156,500,000
† For a detailed listing of borrowers comprising this amount, please refer to Note 3, Schedules of Investments.

The following tables provide a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Three Months Ended June 30, 2018
	Loans	Warrants
Beginning balance	$402,386,517	$—
Acquisitions and originations	61,000,000	4,465,094
Principal reductions and amortization discounts	(26,328,445)	—
Distributed to shareholder	—	(4,465,094)
Net change in unrealized gain from investments	294,654	—
Net realized loss from investments	(1,295,529)	—
Ending balance	$436,057,197	$—
Net change in unrealized loss on investments relating to investments still held at June 30, 2018	$(777,796)

	For the Six Months Ended June 30, 2018
	Loans	Warrants
Beginning balance	$310,710,678	$—
Acquisitions and originations	176,295,806	11,130,644
Principal reductions and amortization discounts	(48,138,662)	—
Distributed to shareholder	—	(11,130,644)
Net change in unrealized loss from investments	(1,227,469)	—
Net realized loss from investments	(1,583,156)	—
Ending balance	$436,057,197	$—
Net change in unrealized loss on investments relating to investments still held at June 30, 2018	$(2,597,212)

	For the Three Months Ended June 30, 2017
	Loans	Warrants
Beginning balance	$180,698,866	$—
Acquisitions and originations	69,915,000	5,147,554
Principal reductions and amortization discounts	(15,267,284)	—
Distributed to shareholder	—	(5,147,554)
Net change in unrealized loss from investments	(1,296,955)	—
Net realized gain from investments	7,516	—
Ending balance	$234,057,143	$—
Net change in unrealized gain on investments relating to investments still held at June 30, 2017	$1,296,954

	For the Six Months Ended June 30, 2017
	Loans	Stock	Warrants	Convertible Note
Beginning balance	$125,550,657	$—	$—	$—
Acquisitions and originations	140,102,500	473	11,128,710	17,507
Principal reductions and amortization discounts	(29,437,374)	—	—
Distributed to shareholder	—	(473)	(11,128,710)	$(17,507)
Net change in unrealized loss from investments	1,080,381	—	—	$—
Net realized loss from investments	(3,239,021)	—	—	$—
Ending balance	$234,057,143	$—	$—	$—
Net change in unrealized loss on investments relating to investments still held at June 30, 2017	$(1,946,708)

5.	EARNINGS PER SHARE
Basic earnings per share are computed by dividing net increase (decrease) in net assets resulting from operations by the weighted average common shares outstanding. Diluted earnings (loss) per share are computed by dividing net increase (decrease) in net assets resulting from operations by the weighted average common shares outstanding, including the dilutive effects of potential common shares (e.g., stock options). The Fund held no instruments that would be potential common shares; thus, reported basic and diluted earnings (loss) per share are the same.

6.	CAPITAL STOCK
As of June 30, 2018 and December 31, 2017, the Fund had 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding. Total committed capital of the Company, as of both June 30, 2018 and December 31, 2017 was $423.6 million. Total contributed capital to the Company through June 30, 2018 and December 31, 2017 was $326.2 million and $249.9 million, of which $280.1 million and $213.1 million was contributed to the Fund, respectively.

The chart below shows the distributions of the Fund for the six months ended June 30, 2018 and 2017.

	For the Six Months Ended June 30, 2018	For the Six Months Ended June 30, 2017
Distributions of equity securities	$11,130,644	$11,146,690
Total distributions to shareholder	$11,130,644	$11,146,690

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

All of the assets of the Fund collateralize borrowings by the Fund. Loans under the facility may be, at the option of the Fund, a Reference Rate Loan, a LIBOR Rate Loan, or a LIBOR Market Index Rate Loan. A Reference Rate Loan is defined as a loan bearing interest at the highest of: (a) the Federal Funds Rate for such day plus one half of one percent (0.50%), (b) the Prime Rate, and (c) LIBOR plus one percent (1%) (“Reference Rate”). A LIBOR Rate Loan is defined as a Loan bearing interest at the prevailing LIBOR rate for a period equal to the applicable LIBOR Loan Period which appears on the Reuters Screen LIBOR01 Page (or any applicable successor page) at approximately 11:00 a.m. (London time) two (2) Business Days prior to the first day of the applicable LIBOR Loan Period (rounded upward, if necessary, to the nearest 1/100th of 1%) (“LIBOR Rate”). A LIBOR Market Index Rate Loan is defined as a Loan bearing interest, for any day, a variable rate of interest equal to the one-month LIBOR Market Index Rate based on a minimum deposit of at least $5.0 million for a period equal to one month which appears on the Reuters Screen LIBOR01 Page (or any applicable successor page) at approximately 11:00 a.m. (London time) on such date of determination, or if not a business day, then the immediate preceding business day (rounded upward, if necessary to the nearest 1/100th of 1%). As of June 30, 2018, the Fund’s outstanding borrowings were entirely based on the LIBOR Rate. The facility terminates on September 11, 2020, but can be accelerated in the event of default, such as failure by the Fund to make timely interest or principal payments.

Borrowings under the facility are collateralized by receivables under loans to portfolio companies advanced by the Fund with assignment of such receivables to the financial institution, plus all other assets of the Fund. Under the Amended Loan Agreement, interest is charged to the Fund based on its borrowings at, the election of the Fund, an annual rate equal to either (i) LIBOR plus 2.75%, (ii) the Reference Rate plus 1.75%, or (iii) the LIBOR Market Index Rate plus 2.75%. The Fund also pays an annual commitment fee under the Amended Loan Agreement. When the Fund is using 50% or more of the maximum amount available under the Amended Loan Agreement, the applicable commitment fee is 0.25% of the unused portion of the loan facility; otherwise, the applicable commitment fee is 0.50% of the unused portion. The Fund pays the unused line fee quarterly. The Fund will pay interest on its borrowings upon each maturity date. As of June 30, 2018 and December 31, 2017, $204.0 million and $156.5 million was outstanding under the facility, respectively.

As of June 30, 2018, the LIBOR Rate is as follows:

1 Month LIBOR	2.0903%
3 Month LIBOR	2.3358%

Bank fees and other costs of $2.2 million incurred in connection with the acquisition of the facility have been capitalized and are amortized to interest expense on a straight-line basis over the expected life of the facility. As of June 30, 2018, the unamortized fees and costs of $1.2 million are being amortized over the expected life of the facility, which is scheduled to terminate on September 11, 2020.

The facility is revolving and as such does not have a specified repayment schedule, although advances are secured by the assets of the Fund and thus repayments will be required as assets decline. The facility contains various covenants including financial covenants related to: (i) minimum debt service coverage ratio, (ii) interest coverage ratio, (iii) maximum loan loss reserves and (iv) unfunded commitment ratio. There are also various restrictive covenants, including limitations on (i) the incurrence of liens, (ii) consolidations, mergers and asset sales, and (iii) capital expenditures. As of June 30, 2018, Management believes that the Fund was in compliance with these covenants.

The following is the summary of the outstanding facility draws as of June 30, 2018:

Roll-over/Draw Date	Amount	Maturity Date*	All-In Interest Rate**
June 4, 2018	$203,000,000	7/5/2018	4.75%
June 29, 2018	$1,000,000	n/a	4.85%
TOTAL OUTSTANDING	$204,000,000

* On July 5, 2018, Management rolled the entire $203.0 million to another 30-day LIBOR rate loan with a maturity date of August 6, 2018 and an all-in interest rate of 4.85%. On August 6, 2018, Management rolled the entire $203.0M to another 30-day LIBOR rate loan with a maturity date of September 6, 2018 and an all-in rate of 4.84%. The draw on June 29, 2018 for $1.0 million is done under a LIBOR Market Rate Index loan which does not have maturity date. On August 3, 2018, Management paid down the $1.0 million LIBOR Market Index loan in its entirety.
** Inclusive of 2.75% applicable LIBOR margin plus LIBOR rate.
8. MANAGEMENT FEE
As compensation for its services to the Fund, for the two-year period that commenced with the first capital closing, which took place on August 8, 2015, the Manager received a management fee (“Management Fee”) computed and paid at the end of each quarter at an annual rate of 2.5% of the Company's committed equity capital (regardless of when or if the capital was called) as of the last day of each fiscal quarter. Following this two-year period, starting on August 12, 2017, Management Fees are calculated and paid at the end of each quarter at an annual rate of 2.5% of the Fund's total assets (including amounts derived from borrowed funds) as of the last day of each quarter. Management Fees of $2.8 million and $2.6 million were recognized as expenses for three months ended June 30, 2018 and 2017, respectively. Management fees of $5.4 million and $5.3 million were recognized as expenses for the six months ended June 30, 2018 and 2017, respectively.
9. INTEREST RATE CAP AGREEMENT
In September 2016, the Fund had entered into an interest rate cap transaction with MUFG Union Bank, N.A. to cap floating interest rates at 2.00%. The purpose of the interest rate cap agreement was to protect the Fund against rising interest rates, as the Fund originates loans with fixed interest rates. On April 12, 2018, Management elected to convert all of the Fund's existing rate cap agreements with notional amounts totaling $87.0 million into a cancellable interest rate swap agreement with a notional amount of $102.0 million.

As of June 30, 2018, the Fund had zero interest rate cap contracts and as of June 30, 2017 the Fund had four interest rate cap contracts with the notional principal amount of $87.0 million. The Fund paid initial costs for the cap agreements of $384,900, which are amortized on a straight-line basis over the life of the instruments.

The average notional amount outstanding was $44.0 million for the three months ended June 30, 2017. As the interest rate caps were terminated in April 2018, there was no average notional amount outstanding as of June 30, 2018.

As of June 30, 2018 and December 31, 2017, the fair value of the Fund’s derivative financial instruments were as follows:

	Asset and Liability Derivatives
	June 30, 2018		December 31, 2017
Derivatives:	Location on Condensed Statement of Assets and Liabilities	Fair Value	Statements of Assets and Liabilities	Fair Value
Interest rate cap agreement	Interest rate caps	$—	Interest rate caps	$339,183

For the three and six months ended June 30, 2018 and 2017, the derivative financial instruments had the following effect on the Condensed Statements of Operations:

	Asset Derivatives
		For the Three Months Ended
Derivatives:	Location on Condensed Statement of Operations	June 30, 2018	June 30, 2017
Interest rate cap agreement	Net change in unrealized gain (loss) from investments	$(571,704)	$(62,773)
Interest rate cap agreement	Net realized gain (loss) from investments	$571,704	$—

	Asset Derivatives
		For the Six Months Ended
Derivatives:	Location on Condensed Statement of Operations	June 30, 2018	June 30, 2017
Interest rate cap agreement	Net change in unrealized gain (loss) from investments	$(7,854)	$(94,960)
Interest rate cap agreement	Net realized gain (loss) from investments	$571,704	$—

10. CANCELLABLE INTEREST RATE SWAP AGREEMENT

On April 12, 2018, the Fund entered into a cancellable interest rate swap transaction with MUFG Union Bank, N.A. with a preliminary notional amount of $102.0 million to convert floating liabilities to fixed rates. The purpose of the interest rate swap agreement is to protect the Fund against rising interest rates. The Fund continues to adjust the notional principal amount as the outstanding balance under the debt facility changes. As of June 30, 2018, the principal notional amount was $102.0 million. The Fund pays a fixed rate of 2.20% and receives from the counterparty a floating rate based upon a 30-day LIBOR. Payments are made monthly and will terminate on September 11, 2020. The agreement includes an option for the Fund to terminate the swap early on March 31, 2020. Payments to or from the counterparty are recorded to Net realized gain (loss) from investments. As of June 30, 2018, the 30-day LIBOR rate was 2.0903%.

As of June 30, 2018 and December 31, 2017 the fair value of our derivative financial instrument was as follows:

	Asset and Liability Derivatives
	June 30, 2018		December 31, 2017
Derivatives:	Location on Condensed Statement of Assets and Liabilities	Fair Value	Statement of Assets and Liabilities	Fair Value
Interest rate swap agreement	Derivative asset - swap	$973,853	Derivative asset - swap	$—

For the three and six months ended June 30, 2018 and 2017, the derivative financial instruments had the following effect on the Condensed Statements of Operations:

		For the Three Months Ended
Derivatives:	Location on Condensed Statements of Operations	June 30, 2018	June 30, 2017
Interest rate swap agreement	Net change in unrealized gain (loss) from investments	$973,853	$—
Interest rate swap agreement	Net realized gain (loss) from investments	$(901,527)	$—

		For the Six Months Ended
Derivatives:	Location on Condensed Statements of Operations	June 30, 2018	June 30, 2017
Interest rate swap agreement	Net change in unrealized gain (loss) from investments	$973,853	$—
Interest rate swap agreement	Net realized gain (loss) from investments	$(901,527)	$—

11. TAX STATUS
The Fund has elected to be treated as a Regulated Investment Company (“RIC”) under Subchapter M of the Internal Revenue Code (the “Code”) and operates in a manner to qualify for the tax treatment applicable to RICs. Failing to maintain at least 70% of total assets in “qualifying assets” will result in the loss of BDC status, resulting in losing its favorable tax treatment as a RIC. As of June 30, 2018, the Fund has met the BDC and RIC requirements.

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

As of June 30, 2018

Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)	Fair Value
Loans	$441,555,538	$—	$(5,498,341)	$(5,498,341)	$436,057,197
Interest rate caps	$—	$—	$—	$—	$—
Total	$441,555,538	$—	$(5,498,341)	$(5,498,341)	$436,057,197

Derivative, asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)	Fair Value
Derivative asset - swap	$—	$973,853	$—	$973,853	$973,853
Total	$—	$973,853	$—	$973,853	$973,853

As of December 31, 2017

Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)	Fair Value
Loans	$314,981,551	$—	$(4,270,873)	$(4,270,873)	$310,710,678
Interest rate caps	$331,329	$—	$7,854	$7,854	$339,183
Total	$315,312,880	$—	$(4,263,019)	$(4,263,019)	$311,049,861

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

For the six months ended June 30, 2018, the Fund had undistributed earnings of $6.5 million. The Fund anticipates distributing the undistributed earnings during the year. The Fund has the discretion to pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce the shareholder’s tax basis in its shares.

The Fund’s tax years are open to examination by federal tax authorities and California tax authorities for the years 2015 and forward. As of June 30, 2018, the Fund had no uncertain tax positions and no capital loss carry forwards.

12. FINANCIAL HIGHLIGHTS

GAAP requires disclosure of financial highlights of the Fund for the three and six months ended June 30, 2018 and 2017. The total rate of return is defined as the return based on the change in value during the period of a theoretical investment made at the beginning of the period. The total rate of return assumes a constant rate of return for the Fund during the period reported and weights each cash flow by the amount of time held in the Fund. This required methodology differs from an internal rate of return.

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

The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Three Months Ended June 30, 2018	For the Three Months Ended June 30, 2017	For the Six months ended June 30, 2018	For the Six Months Ended June 30, 2017

Total return **	4.49%	2.51%	8.32%	3.65%

Per share amounts:
Net asset value, beginning of period	$2,321.04	$1,061.23	$1,648.31	$810.72
Net investment income	113.48	42.18	195.32	61.69
Net realized and change in unrealized loss from investments	(9.29)	(13.53)	(21.74)	(22.54)
Net increase in net assets from operations	104.19	28.65	173.58	39.15
Distributions of income to shareholder	(44.65)	(29.30)	(111.31)	(29.30)
Return of capital to shareholder	—	(22.17)	—	(82.16)
Contributions from shareholder	—	209.00	670.00	509.00

Net asset value, end of period	$2,380.58	$1,247.41	$2,380.58	$1,247.41

Net assets, end of period	$238,058,401	$124,740,849	$238,058,401	$124,740,849

Ratios to average net assets:

Expenses*	9.52%	14.17%	9.54%	14.33%
Net investment income gain*	19.55%	14.58%	18.21%	11.60%
Portfolio Turn-over rate	0%	0%	0%	0%
Average debt outstanding	$196,000,000	$100,337,500	$180,357,143	$82,050,000
* Annualized
**Total return amounts presented above are not annualized.

13. SUBSEQUENT EVENTS
The Fund evaluated additional subsequent events through the date the financial statements were issued, August 10, 2018, and determined that no additional subsequent events had occurred that would require accrual or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to the historical information contained herein, the information in this Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the securities laws. These forward-looking statements reflect the current view of the Fund with respect to future events and financial performance and are subject to several risks and uncertainties, many of which are beyond the Fund’s control. All statements, other than statements of historical facts included in this report, regarding the strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives of the Fund are forward-looking statements. When used in this report, the words “will,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. All forward-looking statements speak only as of the date of this report. The Fund does not undertake any obligation to update or revise publicly any forward-looking statements, whether resulting from new information, future events or otherwise.

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

The Fund is a financial services company providing financing and advisory services to a variety of carefully selected venture-backed companies that have received equity funding from traditional sources of venture capital equity funding (e.g., a professionally managed venture capital firm) as well as non-traditional sources of venture capital equity funding (e.g., angel investors, strategic investors, family offices, crowdfunding investment platforms, etc.) (“Venture-Backed Companies”) primarily throughout the United States with a focus on growth oriented companies. The Fund’s portfolio is well diversified and consists of companies in the communications, information services, media, and technology, including software and technology-enabled business services, bio-technology, and medical devices industry sectors, among others. The Fund’s capital is generally used by its portfolio companies to finance acquisitions of fixed assets and/or for working capital. On August 31, 2015, the Fund completed its first closing of capital contributions. On September 1, 2015, the Fund made its first investments, and became a non-diversified, closed-end investment company that elected to be treated as a Business Development Company under the Investment Company Act of 1940. The Fund elected to be treated for federal income tax purposes as a RIC under the Code with the filing of its 2016 federal corporate tax return. Pursuant to this election, the Fund generally will not have to pay corporate-level taxes on any income it distributes to the Company as dividends, allowing the Company to substantially reduce or eliminate its corporate-level tax liability.

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

The Fund’s investment objective is to achieve superior risk adjusted investment returns and the Fund seeks to achieve its investment objective by primarily providing debt financing to portfolio companies. Since inception, the Fund’s investing activities have focused primarily on private debt securities. In connection with its portfolio investments, the Fund generally receives warrants to acquire equity securities in connection with its portfolio investments. It is anticipated that such warrants will be distributed by the Fund to the Company simultaneously with, or shortly following, their acquisition. The Fund also maintains limits for the percentages of total assets which will be invested in different types of assets.

The portfolio investments of the Fund will primarily consist of debt financing to Venture-Backed Companies. The borrower’s ability to repay its loans may be adversely impacted by several factors and, as a result, the loan may not be fully repaid. Furthermore, the Fund’s security interest in any collateral over the borrower’s assets may be insufficient to make up any shortfall in payments.

Transactions with Venture Lending & Leasing VII, Inc. (“Fund VII”)

The Manager also serves as manager for Fund VII. The Fund’s Board of Directors determined that so long as Fund VII had capital available to invest in loan transactions with final maturities earlier than December 31, 2022 (the date on which Fund VII will be dissolved), the Fund would invest in each portfolio company in which Fund VII invested (“Investments”). Generally, the amount of each Investment was allocated 50% to the Fund and 50% to Fund VII, or such other allocations as were determined by the respective fund boards. Effective June 30, 2017, Fund VII was no longer permitted to enter new commitments to borrowers; however, Fund VII is permitted to fund existing commitments, in which the Fund may also be invested. Fund VII’s last commitment expires on July 31, 2018. The ability of the Fund to co-invest with Fund VII is subject to the conditions (“Conditions”) set forth in certain exemptive relief currently being sought by the Fund and certain related parties from the SEC from the provisions of Sections 17(d) and 57 of the 1940 Act and Rule 17d-1 thereunder.

To the extent that clients, other than Fund VII and Fund IX, advised by the Manager invest in opportunities available to the Fund, the Manager will also allocate such opportunities among the Fund and such other clients in a manner deemed fair and equitable considering all of the circumstances in accordance with the Conditions.

Transactions with Venture Lending & Leasing IX, Inc. (“Fund IX”)

The Manager also serves as manager for Fund IX. The Fund's Board of Directors determined that so long as Fund IX has capital available to invest in loan transactions with final maturities earlier than December 31, 2028 (the date on which Fund IX will be dissolved), the Fund may invest in each portfolio company in which Fund IX invests (“Investments”). Generally, the amount of each investment will be allocated 50% to the Fund and 50% to Fund IX, or such other allocations as may be determined by the respective fund boards. The ability of the Fund to co-invest with Fund IX is subject to the Conditions described above. After September 30, 2019, the Fund will no longer be permitted to enter into new commitments to borrowers; however, the Fund will be permitted to fund existing commitments, in which Fund IX may also be invested. The Manager is permitted to extend the Fund's investment period by up to two (2) additional calendar quarters in its sole and absolute discretion.

To the extent that clients, other than Fund VII and Fund IX, advised by the Manager invest in opportunities available to the Fund, the Manager will also allocate such opportunities among the Fund and such other clients in a manner deemed fair and equitable considering all of the circumstances in accordance with the Conditions.

Critical Accounting Policies
Critical Accounting Policies and Practices are those accounting policies and practices that are both the most important to the portrayal of the Fund’s net assets and results of operations and require the most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Critical accounting estimates are accounting estimates where the nature of the estimates is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and the impact of the estimates on net assets or operating performance is material.

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

Results of Operations - For the Three and Six Months Ended June 30, 2018 and 2017

Total investment income for the three months ended June 30, 2018 and 2017 was $16.9 million and $8.3 million, respectively which primarily consisted of interest on the venture loans outstanding. The remaining income consisted of interest and dividends on the temporary investment of cash, and other income from commitment fees and warrants. The increase in investment income was primarily due to the increase in interest from the monthly loan payments from the growing loan portfolio. The loan portfolio went from an average gross outstanding of $201.1 million for the three months ended June 30, 2017 to $416.6 million for the three months ended June 30, 2018. The increase was partially offset by the decline in the average interest rate on gross outstanding performing loans from 16.46% to 16.13% for the same periods. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants, and new loans funded during the year.

Total investment income for the six months ended June 30, 2018 and 2017 was $29.8 million and $13.8 million, respectively which primarily consisted of interest on the venture loans outstanding. The remaining income consisted of interest and dividends on the temporary investment of cash, and other income from commitment fees and warrants. The increase in investment income was primarily due to the increase in interest from the monthly loan payments from the growing loan portfolio. The average gross outstanding performing loans increased from $171.8 million for the six months ended June 30, 2017 to $380.0 million for the six months ended June 30, 2018. The increase was partially offset by a slight decline in the average interest rate on gross outstanding performing loans from 15.99% to 15.61% for the same periods.

Management fees were $2.8 million and $2.6 million for the three months ended June 30, 2018 and 2017, respectively. Management fees were $5.4 million and $5.3 million for the six months ended June 30, 2018 and 2017, respectively. Until August 11, 2017, management fees were calculated as 2.5% of the committed capital of the Company. Starting on August 12, 2017, management fees were calculated as 2.5% of the Fund’s total assets. The increase is due to total assets as of June 30, 2018 being greater than total committed capital.

Interest expense was $2.6 million and $1.1 million for the three months ended June 30, 2018 and 2017, respectively. Interest expense was comprised of amounts related to interest on debt amounts drawn down, unused credit line fees and amounts amortized from deferred fees incurred in conjunction with the debt facility. Interest expense increased primarily due to an increase in average outstanding debt from $100.3 million in 2017 to $196.0 million in 2018.

Interest expense was $4.6 million and $1.8 million for the six months ended June 30, 2018 and 2017, respectively. Interest expense was comprised of amounts related to interest on debt amounts drawn down, unused credit line fees and amounts amortized from deferred fees incurred in conjunction with the debt facility. Interest expense increased primarily due to an increase in average outstanding debt from $82.1 million in 2017 to $180.4 million in 2018.

The banking and professional fees were less than $0.1 million for the three months ended June 30, 2018 and 2017, respectively. The banking and professional fees were $0.1 million and $0.2 million for the six months ended June 30, 2018 and 2017, respectively. The banking and professional fees were comprised of legal, audit, banking and other professional fees.

Total other operating expenses were less than $0.1 million and $0.3 million for the three months ended June 30, 2018 and 2017, respectively. Total other operating expenses were less than $0.1 million and $0.3 million for the six months ended June 30, 2018 and 2017, respectively. These expenses included director fees, custody fees, tax fees and other expenses related to the operation of the Fund. Total other operating expenses decreased due to a decrease in collection costs in 2018.

Net investment income for the three months ended June 30, 2018 and 2017, was $11.3 million and $4.2 million, respectively. Net investment income for the six months ended June 30, 2018 and 2017, was $19.5 million and $6.2 million, respectively.

Total net realized gain (loss) from investments was $(1.6) million and less than $1.0 million for the three months ended June 30, 2018 and 2017, respectively. The primary reasons for the change to a net realized loss from investments for the three months ended June 30, 2018 were loan write-offs and monthly payments of interest on the interest rate swap which began during the period.

Total net realized loss from investments was $1.9 million and $3.2 million for the six months ended June 30, 2018 and 2017, respectively. The reason for the decline in the net realized loss from investments was lower total loan write-offs in the six months ended June 30, 2018.

Net change in unrealized gain (loss) from investments was $0.7 million and $(1.4) million for the three months ended June 30, 2018 and 2017, respectively. The unrealized loss consisted of fair market value adjustments to loans, the reversal of fair market value adjustments previously taken against loans written off and the mark-to-mark adjustment for the interest rate caps and swap. The increase in net change was due primarily to reversals of fair market value adjustments with the payoff/write-off of non-accrual loans.

Net change in unrealized gain (loss) from investments was $(0.3) million and $1.0 million for the six months ended June 30, 2018 and 2017, respectively. The unrealized loss consisted of fair market value adjustments to loans, the reversal of fair market value adjustments previously taken against loans written off and the mark-to-mark adjustment for the interest rate caps and swap.

Net increase in net assets resulting from operations for the three months ended June 30, 2018 and 2017, was $10.4 million and $2.9 million, respectively. On a per share basis, the net increase in net assets resulting from operations was $104.19 and $28.66, respectively.

Net increase in net assets resulting from operations for the six months ended June 30, 2018 and 2017, was $17.4 million and $3.9 million, respectively. On a per share basis, the net decrease in net assets resulting from operations was $173.58 and $39.16, respectively.

Liquidity and Capital Resources – June 30, 2018 and December 31, 2017

The Fund is owned entirely by the Company. The Company is expected, but not required, to make further contributions to the capital of the Fund to the extent of the Company’s members’ capital commitment to the Company and excess cash balances of the Company. As of June 30, 2018, the Company had received subscriptions for capital in the amount of $423.6 million, of which $326.2 million had been called and received. As of June 30, 2018, $97.4 million of capital remain uncalled and expire in August 20, 2020 as the five-year anniversary will have passed, at which time no further capital may be called. However, the Management is permitted to extend the Fund’s investment period by up to two (2) additional calendar quarters in its sole and absolute discretion. The Company has made $20.0 million in recallable distributions to its investors, as permitted under its Operating Agreement.

On April 5, 2016, the Fund established the Loan Agreement led by Wells Fargo Bank, N.A. and MUFG Union Bank, N.A. in an initial amount of up to $150,000,000. On September 11, 2017, the Loan Agreement was amended (the “Amended Loan Agreement”) and the borrowing availability thereunder was increased to $280,000,000. Borrowings by the Fund are collateralized by all the assets of the Fund. Loans under the facility may be, at the option of the Fund, a Reference Rate Loan, a LIBOR Rate Loan, or a LIBOR Market Index Rate Loan. The Fund will pay interest on its borrowings, and will also pay a fee on the unused portion of the facility.

The facility terminates on September 11, 2020, but can be accelerated in the event of default, such as failure by the Fund to make timely interest or principal payments. As of June 30, 2018, $204.0 million is outstanding under the facility.

     As of June 30, 2018 and December 31, 2017, 0.6% and 2.4%, respectively, of the Fund’s assets consisted of cash and cash equivalents. For the six months ended June 30, 2018, the Fund invested its assets in entirely in venture loans and disbursed under the Fund’s loan commitments approximately $176.3 million. Net loan amounts outstanding after amortization increased by approximately $125.3 million for the same period. Unexpired, unfunded commitments totaled approximately $89.9 million as of June 30, 2018.

As of	Cumulative Amount Disbursed	Principal Reductions and Fair Market Adjustments	Balance Outstanding - Fair Value	Unexpired Unfunded Commitments
June 30, 2018	$571.4 million	$135.3 million	$436.1 million	$89.9 million
December 31, 2017	$395.1 million	$84.4 million	$310.7 million	$96.2 million

Because venture loans are privately negotiated transactions, investments in these assets are relatively illiquid. It is the Fund’s experience that not all unfunded commitments will be used by borrowers.

The Fund seeks to meet the ongoing requirements to qualify for the special pass-through status available to RICs under the Code, and thus to be relieved of federal income tax on that part of its net investment income and realized capital gains that it distributes to the Company. To qualify as a RIC, the Fund must distribute to its shareholder for each taxable year at least 90% of its investment company taxable income (consisting generally of net investment income and net short-term capital gain) (“Distribution Requirement”). To the extent that the terms of the Fund’s venture loans provide for the receipt by the Fund of additional interest at the end of the loan term or provide for the receipt by the Fund of a purchase price for the asset at the end of the loan term (“residual income”), the Fund would be required to accrue such residual income over the life of the loan, and to include such accrued undistributed income in its gross income for each taxable year even if it receives no portion of such residual income in that year. Thus, to meet the Distribution Requirement and avoid payment of income taxes or an excise tax on undistributed income, the Fund may be required in a particular year to distribute as a dividend an amount in excess of the total amount of income it actually receives. Those distributions will be made from the Fund’s cash assets, from amounts received through amortization of loans or from borrowed funds.

As of June 30, 2018, the Fund has cash reserves of $2.6 million and approximately $160.7 million in scheduled receivable payments over the next twelve months. Additionally, the Fund has access to uncalled capital of $97.4 million as a liquidity source and the unused portion of the revolving credit facility. Together, these amounts are sufficient to meet the current commitment backlog and operational expenses of the next year. The Fund regularly evaluates potential future liquidity resources and demands before making additional future commitments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Fund’s business activities contain various elements of risk of which Management considers interest rate and credit risk to be the principal types of market risk of the Fund. Because the Fund considers the management of risk essential to both conducting its business and maintaining profitability, the Fund’s risk management procedures are designed to identify and analyze the risks, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs.

The Fund manages its market risk by maintaining a portfolio that is diverse by industry, size of investment, stage of development, and borrower. The Fund has limited exposure to public market price fluctuations as the Fund primarily invests in private business enterprises and the Fund generally distributes all equity securities upon receipt to the Company.

The Fund’s investments are subject to market risk based on several factors, including, but not limited to, the borrower’s credit history, available cash, support of the borrower’s underlying investors,“burn rate,” revenue income, security interest, secondary markets for collateral, the size of the loan, term of the loan, and the ability to exit via Initial Public Offering or Merger and Acquisition.

The Fund’s exposure to interest rate sensitivity is regularly monitored and analyzed by measuring the characteristics of assets and liabilities. The Fund utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates. At June 30, 2018, the outstanding debt balance was $204.0 million with interest expense based on a weighted average base rate of 2.00%, for which the Fund had an interest rate swap in place at 2.20% on $102.0 million of outstanding debt, leaving the Fund with limited exposure to interest rate increases on the current outstanding loans.
Because all of the Fund’s loans impose a fixed interest rate upon funding, changes in short-term interest rates will not directly affect interest income associated with the loan portfolio as of June 30, 2018. However, those changes could have the potential to change the Fund’s ability to originate loan commitments, acquire and renew bank facilities, and engage in other investment activities. Further, changes in short-term interest rates also could affect interest rate expense, realized gain from investments and interest on the Fund’s short-term investments.
Based on the Fund’s Condensed Statement of Assets and Liabilities as of June 30, 2018, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in investments, borrowings, cash balances, and interest rate swap.

Effect of Interest rate change by	Other Interest and Other Income/(Loss)	Realized Gain on the Swap	Interest Income/(Expense)	Total Income/(Loss)
(0.50)%	$(12,802)	$(510,000)	$1,020,000	$497,198
1%	$25,604	$1,020,000	$(2,040,000)	$(994,396)
2%	$51,207	$2,040,000	$(4,080,000)	$(1,988,793)
3%	$76,811	$3,060,000	$(6,120,000)	$(2,983,189)
4%	$102,414	$4,080,000	$(8,160,000)	$(3,977,586)
5%	$128,018	$5,100,000	$(10,200,000)	$(4,971,982)

Additionally, a change in the interest rate may affect the value of the interest rate swap and effect Net Change in Unrealized Gain (Loss) from investment. The amount of any such effect will be contingent upon market expectations for future interest rate changes. Any increases in expected future rates will increase the value of the interest rate swap while any rate decreases will decrease the value.
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
Because the Fund currently borrows, its net investment income is highly dependent upon the difference between the rate at which it borrows and the rate at which it invests the amounts borrowed. Accordingly, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on the Fund’s investment activities and net investment income. The Fund’s exposure to movement in short-term interest rates stems from the Fund borrowing at a floating interest rate but then making loans with a fixed rate at the time the loans are extended. The Fund, therefore, attempts to limit its interest rate risk by acquiring interest rate swaps, and anticipates hedging interest rate risk associated with future borrowings.

Item 4.  Controls and Procedures:

Evaluation of Disclosure Controls and Procedures:

As of the end of the period covered by this quarterly report on Form 10-Q, the Fund’s chief executive officer and chief financial officer conducted an evaluation of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon this evaluation, the Fund’s chief executive officer and chief financial officer concluded that the Fund’s disclosure controls and procedures were effective in timely alerting them of any material information relating to the Fund that is required to be disclosed by the Fund in the reports it files or submits under the Exchange Act.

Changes in Internal Controls:

There were no changes in the Fund’s internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Fund’s internal controls over financial reporting during the period covered by this quarterly report on Form 10-Q.

(Intentionally left blank)

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

Item 1A. Risk Factors

The following discussion point should be read in conjunction with Item 1A - “Risk Factors” in the Fund’s 2017 Annual Report on Form 10-K for a detailed description of the risks attendant to the Fund and its business.

Changes to U.S. trade policy may have a negative effect on the global economy and/or our portfolio companies and, in turn, harm the Fund.

Significant changes to U.S. trade policy, including changes to current legislation and trade agreements and the imposition of tariffs have been discussed by the current U.S. presidential administration and certain members of Congress. Recently, the administration has imposed tariffs on a range of goods imported into the U.S., and a few countries have retaliated with tariffs against the United States. These retaliatory actions could trigger extended “trade wars” between the U.S. and its trading partners, resulting in additional barriers to the international market, inclusive of customers, vendors, and potential investors. Under these circumstances, the cost of goods for some portfolio companies could increase, resulting in lower consumer demand for their goods and reduced cash flows. While it is unknown whether and to what extent new legislation will be enacted into law, the enactment or amendment of trade legislation and/or renegotiation of trade agreements may impose additional compliance costs on portfolio companies, restrict their ability to participate in international markets and otherwise disrupt their current operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Prior to the Fund’s commencement of operations on August 12, 2015, the Fund sold 100,000 shares to the Fund’s sole shareholder, the Company, for $25,000 in July 2015. No other shares of the Fund have been sold; however, the Fund received an additional $280.1 million of paid in capital during the period from August 12, 2015, commencement of operations, through June 30, 2018, which is has been and is expected to be used to acquire venture loans and fund operations.

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

VENTURE LENDING & LEASING VIII, INC.
(Registrant)

By:	/s/ Maurice C. Werdegar	By:	/s/ Martin D. Eng
Maurice C. Werdegar		Martin D. Eng
President and Chief Executive Officer		Chief Financial Officer
Date:	August 14, 2018	Date:	August 14, 2018

EXHIBIT INDEX

Exhibit Number	Description
31.1-32.2	Certifications pursuant to The Sarbanes-Oxley Act of 2002.