Form 10-Q
period 2018-09-30
Venture Lending & Leasing VIII, Inc.
filed 2018-11-09
CIK 1642862

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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
Emerging growth company [ ]
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]  No [x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 9, 2018
Common Stock, $.001 par value	100,000

VENTURE LENDING & LEASING VIII, INC.
INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Statements of Assets and Liabilities (Unaudited)
As of September 30, 2018 and December 31, 2017

Condensed Statements of Operations (Unaudited)
For the three and nine months ended September 30, 2018 and 2017

Condensed Statements of Changes in Net Assets (Unaudited)
For the nine months ended September 30, 2018 and 2017

Condensed Statements of Cash Flows (Unaudited)
For the nine months ended September 30, 2018 and 2017

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

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VENTURE LENDING & LEASING VIII, INC.

CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
AS OF SEPTEMBER 30, 2018 AND DECEMBER 31, 2017

	September 30, 2018	December 31, 2017
ASSETS
Loans, at estimated fair value
(cost of $423,276,939 and $314,981,551)	$411,207,953	$310,710,678
Interest rate caps (cost of $0 and $331,329)	—	339,183
Total Investments (Cost of $423,276,939 and $315,312,880)	411,207,953	311,049,861

Cash and cash equivalents	11,402,927	7,879,718
Derivative asset - interest rate swap	1,217,658	—
Dividend and interest receivables	4,845,505	3,718,336
Other assets	1,271,306	2,583,893
Total assets	429,945,349	325,231,808

LIABILITIES
Borrowings under debt facility	203,000,000	156,500,000
Accrued management fees	2,687,158	2,032,699
Accounts payable and other accrued liabilities	1,144,532	1,868,049
Total liabilities	206,831,690	160,400,748

NET ASSETS	$223,113,659	$164,831,060

Analysis of Net Assets:

Capital paid in on shares of capital stock	$297,575,000	$213,075,000
Net unrealized depreciation on investments	(10,851,327)	(4,263,019)
Distribution in excess of net investment income	(63,610,014)	(43,980,921)
Net assets (equivalent to $2,231.14 and $1,648.31 per share based on 100,000 shares of capital stock outstanding - See Note 6 and Note 12)	$223,113,659	$164,831,060

Commitments & Contingent Liabilities:
Unfunded unexpired commitments (See Note 4)	$93,725,000	$96,160,000

See notes to condensed financial statements

VENTURE LENDING & LEASING VIII, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

	For the Three Months Ended September 30, 2018	For the Three Months Ended September 30, 2017	For the Nine Months Ended September 30, 2018	For the Nine Months Ended September 30, 2017

INVESTMENT INCOME:
Interest on loans	$23,765,229	$9,871,413	$53,428,915	$23,604,185
Other interest and other income	63,457	137,663	168,312	194,080
Total investment income	23,828,686	10,009,076	53,597,227	23,798,265

EXPENSES:
Management fees	2,687,158	2,251,397	8,118,835	7,546,709
Interest expense	2,712,386	1,323,246	7,310,440	3,145,450
Banking and professional fees	104,762	49,078	241,960	206,424
Other operating expenses	47,076	45,361	116,253	390,192
Total expenses	5,551,382	3,669,082	15,787,488	11,288,775

Net investment income	18,277,304	6,339,994	37,809,739	12,509,490

Net realized loss from loans	(283,511)	(532,458)	(1,866,667)	(3,771,479)
Net realized loss from derivative instruments	(30,328)	—	(360,152)	—
Net change in unrealized gain (loss) from loans	(6,570,644)	(36,069)	(7,798,113)	1,044,313
Net change in unrealized gain (loss) from derivative instruments	243,806	289	1,209,805	(94,671)
Net realized and change in unrealized loss from loans and derivative instruments	(6,640,677)	(568,238)	(8,815,127)	(2,821,837)

Net increase in net assets resulting from operations	$11,636,627	$5,771,756	$28,994,612	$9,687,653
Net increase in net assets resulting from operations per share	$116.37	$57.72	$289.95	$96.88
Weighted average shares outstanding	100,000	100,000	100,000	100,000

See notes to condensed financial statements

VENTURE LENDING & LEASING VIII, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

	For the Nine Months Ended September 30, 2018	For the Nine Months Ended September 30, 2017
Net increase in net assets resulting from operations:
Net investment income	$37,809,739	$12,509,490
Net realized loss from loans	(1,866,667)	(3,771,479)
Net realized loss from derivative instruments	(360,152)	—
Net change in unrealized gain (loss) from loans	(7,798,113)	1,044,313
Net change in unrealized gain (loss) from derivative instruments	1,209,805	(94,671)
Net increase in net assets resulting from operations	28,994,612	9,687,653

Distributions of income to shareholder	(35,582,920)	(8,738,010)
Return of capital to shareholder	(19,629,093)	(5,834,541)
Contributions from shareholder	84,500,000	115,150,000
Net increase in capital transactions	29,287,987	100,577,449

Total increase in net assets	58,282,599	110,265,102

Net assets
Beginning of period	164,831,060	81,071,642

End of period	$223,113,659	$191,336,744

See notes to condensed financial statements

VENTURE LENDING & LEASING VIII, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

	For the Nine Months Ended September 30, 2018	For the Nine Months Ended September 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets resulting from operations	$28,994,612	$9,687,653
Adjustments to reconcile net increase in net assets resulting from operation to net cash used in operating activities:
Net realized loss from loans	1,866,667	3,771,479
Net realized loss from derivative instruments	360,152	—
Net change in unrealized (gain) loss from loans	7,798,113	(1,044,313)
Net change in unrealized (gain) loss from derivative instruments	(1,209,804)	94,671
Amortization of deferred costs related to borrowing facility and interest rate cap agreements	487,720	287,863
Net increase in dividend and interest receivables	(1,127,169)	(1,982,467)
Net (increase) decrease in other assets	898,209	(871,837)
Net decrease in accounts payable, other accrued liabilities, and accrued management fees	(69,058)	(261,523)
Origination of loans	(223,970,806)	(209,767,500)
Principal payments on loans	112,874,282	46,020,386
Acquisition of equity securities	(14,277,544)	(14,354,646)
Net cash used in operating activities	(87,374,626)	(168,420,234)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to shareholder	(40,000,000)	—
Contributions from shareholder	84,500,000	115,150,000
Borrowings under debt facility	88,000,000	108,350,000
Investment in Interest rate cap	—	(49,400)
Settlement under interest rate swap agreement	(102,165)	—
Repayment of debt facility	(41,500,000)	(48,350,000)
Payment of bank facility fees and costs	—	(1,148,371)
Net cash provided by financing activities	90,897,835	173,952,229

Net increase in cash and cash equivalents	3,523,209	5,531,995

CASH AND CASH EQUIVALENTS:
Beginning of period	7,879,718	9,821,733
End of period	$11,402,927	$15,353,728

SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE PERIOD:
Interest - Debt facility	$7,220,732	$2,807,074
NON-CASH OPERATING AND FINANCING ACTIVITIES:
Distributions of equity securities to shareholder	$15,212,013	$14,572,551
Receipt of equity securities as repayment of loans	$934,469	$217,905
See notes to condensed financial statements

VENTURE LENDING & LEASING VIII, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.	ORGANIZATION AND OPERATIONS OF THE FUND
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

The Fund’s investment objective is to achieve a superior risk adjusted investment return and seeks to achieve that objective by providing debt financing to portfolio companies; most of which are private. The Fund generally receives warrants to acquire equity securities in connection with its portfolio investments and distributes these warrants to its shareholder upon receipt. The Fund also has guidelines for the percentage of total assets which will be invested in different types of assets. The portfolio investments of the Fund primarily consist of debt financing to early and expansion stage venture capital-backed technology companies.

In the Manager’s opinion, the accompanying condensed interim financial statements (hereafter referred to as “financial statements”) include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“GAAP”) have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the nine months ended September 30, 2018 are not necessarily indicative of what the results would be for a full year. These financial statements should be read in conjunction with the financial statements and the notes included in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2017.

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
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand and cash equivalents with maturities of 90 days or less. Included in this are money market mutual funds that are valued at their most recently traded price prior to the valuation date. Within cash and cash equivalents, as of September 30, 2018, the Fund held 16,114,881 units in the Blackrock Treasury Trust Institutional Fund at $1 per unit at a yield of 1.86%. Cash and cash equivalents of $11,402,927 represents 5.11% of the net assets of the Fund.

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

As of September 30, 2018 and December 31, 2017, the financial statements include nonmarketable investments of $411.2 million and $310.7 million, respectively (or 95.6% and 95.5% of total assets, respectively), with fair values determined by the Manager in the absence of readily determinable market values. Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the values that would have been used had a readily available market for the securities existed, and the differences could be material. Below is the information used by the Manager in making these estimates.

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

If a borrower of a non-accrual loan resumes making regular payments and Management believes that such borrower has regained the ability to service the loan on a sustainable basis, the loan is reclassified back to accrual or performing status. Interest that would have been accrued during the time a loan was classified as non-accrual will be added back to the remaining payment schedule causing a change in the effective interest rate.
As of September 30, 2018, loans with a cost basis of $15.5 million and a fair value of $7.2 million have been classified as non-accrual. As of December 31, 2017, loans with a cost basis of $4.1 million and fair value of $1.0 million were classified as non-accrual.

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
The remaining expected lives of warrants are based on historical experience of the average life of the warrants, as warrants are often exercised in the event of acquisitions, mergers, or initial public offerings and terminated due to events such as bankruptcies, restructuring activities, or additional financings. These events cause the expected term to be less than the remaining contractual term of the warrants. For the nine months ended September 30, 2018 and 2017 the Fund assumed the average duration of a warrant is 3.5 years. The effect of a hypothetical increase in the estimated initial term of the warrants used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants.
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
As of September 30, 2018 and December 31, 2017, the fair values of Other Assets and Liabilities are estimated at their carrying values because of the short-term nature of these assets or liabilities.
As of September 30, 2018 and December 31, 2017, based on borrowing rates available to the Fund, the estimated fair values of the borrowings under the debt facility were $203.0 million and $156.5 million, respectively.

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

Interest Rate Cap Agreements

The Fund had entered into interest rate cap agreements which were primarily valued on the basis of the future expected interest rates on the remaining notional principal balance. This methodology was comparable to what a prospective acquirer would use in determining the amount they would pay on the measurement date. Valuation pricing models utilized to fair value the caps consider inputs such as forward rates, anticipated interest rate volatility relating to the reference rate, as well as time value and other factors underlying cap instruments. The interest rate cap contracts were recorded in the Condensed Statement of Assets and Liabilities at the estimated fair value. Subsequent changes in fair value were recorded in the Net change in unrealized gain (loss) from derivative instruments in the Condensed Statements of Operations and the quarterly interest received on the interest rate cap contracts, if any, was recorded in Net realized gain (loss) from derivative instruments in the Condensed Statements of Operations. The interest rate cap agreements were canceled in April 2018 and the value was rolled over into an interest rate swap agreement effective March 30, 2018. Since inception through their cancellation, no interest was received on interest rate cap contracts.
Interest Rate Swap Agreement

The Fund has entered into a cancellable interest rate swap agreement to hedge its interest rate on its expected borrowings under its loan facility (see Note 10). Cancellable interest rate swaps are primarily valued on the basis of quotes obtained from brokers and dealers and adjusted for counterparty risk and the optionality to terminate the swap early. The valuation of the swap agreement also considers the future expected interest rates on the notional principal balance remaining which is comparable to what a prospective acquirer would pay on the measurement date. Valuation pricing models consider inputs such as forward rates, anticipated interest rate volatility relating to the reference rate, as well as time value and other factors underlying swap instruments. The contract is recorded at fair value in either Derivative asset - interest rate swap or Derivative liability - interest rate swap in the Condensed Statements of Assets and Liabilities, depending on whether the value of the contract is in favor of the Fund or the counterparty. The changes in fair value are recorded in Net realized and change in unrealized gain (loss) from derivative instruments in the Condensed Statements of Operations and the quarterly interest received or paid on the interest rate swap contract, if any, will be recorded in Net realized gain (loss) from derivative instruments in the Condensed Statements of Operations. The interest rate swap agreement terminates on September 11, 2020 with an option to terminate the swap early on March 31, 2020.

Recent Accounting Pronouncements

In August 2018, the Securities and Exchange Commission (“SEC”) issued Release No. 33-10532 Disclosure Update and Simplification, which amended Regulation S-X and certain other securities laws (the “Amendments”) effective November 5, 2018. The SEC adopted the Amendments with the intention of simplifying reporting through the elimination of redundant, duplicative, overlapping, outdated, or superseded disclosure requirements. The Fund has reviewed and adopted the applicable Amendments, including with respect to Regulation S-X. The Amendments did not have a material impact on the Fund's financial statements or disclosures.

In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-13, “Fair Value Measurement (Topic 820),” which made changes to the fair value measurement disclosure requirements in ASC 820 “Fair Value Measurements and Disclosures.” The changes included new disclosure requirements, elimination of some requirements and the modification of others. ASU 2018-13 is effective for annual reporting periods, and the interim periods within those periods, beginning after December 15, 2019. The Fund does not believe that ASU 2018-13 will have a material impact on its financial statements or disclosures, but will continue to evaluate the ASU requirements.
3.    SCHEDULES OF INVESTMENTS
As of September 30, 2018, all loans were valued using significant unobservable inputs and were made to non-affiliates as follows (unaudited):

Borrower	Percentage of Net Assets	Estimated Fair Value 9/30/2018	Par Value 9/30/2018	Final Maturity Date

Biotechnology
Orpheus Therapeutics, Inc.		$—	$174,288	*
Phylagen, Inc.		224,606	224,606	03/01/2020
Subtotal:	0.1%	224,606	398,894

Computers & Storage
Canary Connect, Inc.		$858,123	$1,381,905	*
HyperGrid, Inc.		648,616	648,616	12/01/2019
Rigetti & Co., Inc.		1,818,527	1,818,527	01/01/2020
Subtotal:	1.5%	$3,325,266	$3,849,048

Enterprise Networking
SnapRoute, Inc.		3,241,916	3,241,916	11/01/2021
Subtotal:	1.4%	$3,241,916	$3,241,916

Internet
Amino Payments, Inc.		$1,269,984	$1,269,984	12/01/2021
Apartment List, Inc.		622,166	622,166	11/01/2019
Bitfinder, Inc.		395,362	395,362	09/01/2020
Bombfell, Inc.		934,652	934,652	04/01/2021
CapLinked, Inc.		65,579	65,579	01/01/2019
Clearsurance, Inc.		1,913,335	1,913,335	09/01/2021
Daily Muse, Inc.		5,737,599	5,737,599	12/01/2021
Darby Smart, Inc.		1,488,546	1,488,546	02/01/2021
DreamCloud Holdings, LLC		3,239,939	3,239,939	01/01/2021
Figure 1, Inc.**		886,685	886,685	06/01/2021
FLYR, Inc.		1,315,266	1,315,266	09/01/2021
Handy Technologies, Inc.		4,385,059	4,385,059	12/01/2020
Homelight, Inc.		371,209	371,209	12/01/2019
Honk Technologies, Inc.		1,460,732	1,460,732	05/01/2020
iZENEtech, Inc.**		9,218,208	9,218,208	06/01/2021

Borrower	Percentage of Net Assets	Estimated Fair Value 9/30/2018	Par Value 9/30/2018	Final Maturity Date
Lenddo International**		1,744,320	1,744,320	01/01/2021
Linden Research Inc.		5,508,156	5,508,156	09/01/2021
MassDrop, Inc.		6,731,455	6,731,455	01/01/2022
Placester, Inc.		1,239,782	1,239,782	10/01/2019
Playstudios, Inc.		1,025,705	1,025,705	03/01/2021
Protecht, Inc.		920,038	920,038	12/01/2021
Radius Intelligence, Inc.		7,087,176	7,087,176	10/01/2021
Relay Network, LLC		1,605,178	1,605,178	09/01/2020
Spot.IM, Ltd.**		587,582	587,582	05/01/2020
SpotOn Computing, Inc.		1,887,467	1,887,467	03/01/2021
Stay alfred, Inc.		6,606,321	6,606,321	12/01/2021
Super Home, Inc.		54,153	54,153	03/01/2019
Tango Card, Inc.		1,288,251	1,288,251	11/01/2020
Thrive Market, Inc.		10,049,271	10,049,271	04/01/2022
Tictail, Inc.		779,665	978,575	05/01/2021
Traackr, Inc.		137,842	137,842	04/01/2019
Subtotal:	36.1%	$80,556,683	$80,755,593

Medical Devices
Anutra Medical, Inc.		$205,081	$205,081	12/01/2019
Keystone Heart, Inc.**		2,130,636	2,130,636	11/01/2020
Medrobotics Corporation		8,844,856	8,844,856	06/01/2021
NeuMoDx Molecular, Inc.		3,132,543	3,132,543	04/01/2023
RadiAction Ltd.**		918,113	918,113	10/01/2021
Renovia, Inc.		3,317,045	3,317,045	06/01/2021
Subtotal:	8.3%	$18,548,274	$18,548,274

Other Healthcare
4G Clinical LLC		$725,876	$725,876	07/01/2020
Call9, Inc.		2,698,380	2,698,380	03/01/2021
Caredox, Inc.		110,594	110,594	01/01/2019
Clover Health Investment Corporation		28,221,116	28,221,116	10/01/2022
Discover Echo, Inc.		629,899	629,899	12/01/2020
Driver, Inc.		6,125,931	8,820,342	07/01/2021
Hello Doctor, Ltd.**		37,903	37,903	03/01/2019
Hello Heart, Inc.		927,940	927,940	07/01/2021
Hi.Q, Inc.		1,653,537	1,653,537	05/01/2020
Lean Labs, Inc.		71,806	71,806	04/01/2019
MD Revolution, Inc.		754,997	754,997	03/01/2020
mPharma Data, Inc.**		3,492,660	3,492,660	11/01/2021
Myolex, Inc.		238,967	726,537	*
Naked Biome, Inc.		944,777	944,777	03/01/2021

Borrower	Percentage of Net Assets	Estimated Fair Value 9/30/2018	Par Value 9/30/2018	Final Maturity Date
Project Healthy Living, Inc.		342,005	342,005	09/01/2019
Robin Care, Inc.		942,411	942,411	07/01/2021
Sparta Software Corporation		123,087	123,087	06/01/2020
Therapydia, Inc.		263,724	263,724	08/01/2022
Trio Health Advisory Group, Inc.		183,092	183,092	02/01/2019
Wellist, Inc.		148,280	148,280	12/01/2019
Zillion Group, Inc.		1,171,156	1,608,802	12/01/2020
Subtotal:	22.3%	$49,808,138	$53,427,765

Other Technology
8i Corporation		$2,418,711	$2,418,711	12/01/2020
Abiquo Group, Inc.**		451,334	451,334	01/01/2021
Aclima, Inc.		1,950,196	1,950,196	07/01/2021
Asset Avenue, Inc.**		31,961	163,160	*
BloomLife, Inc.		190,522	190,522	04/01/2020
Consumer Physics, Inc. **		1,089,717	1,089,717	08/01/2019
Eguana Technologies, Inc. **		1,962,043	1,962,043	08/01/2021
Ensyn Corporation		2,104,635	2,104,635	11/01/2019
Eponym, Inc.		—	1,128,007	*
ESM Group International , Inc.		437,601	437,601	12/01/2021
ETN Media, Inc.		473,187	473,187	07/01/2020
Flo Water, Inc.		1,144,967	1,144,967	05/01/2021
Gap Year Global, Inc.		—	86,359	*
Greats Brand, Inc.		3,095,151	3,095,151	08/01/2021
Heartwork, Inc.		338,431	429,615	09/01/2020
Hint, Inc.		6,978,308	6,978,308	08/01/2021
Hyperloop Technologies, Inc.		3,239,590	3,239,590	06/01/2019
Impossible Aerospace Corporation		606,476	606,476	01/01/2021
June Life, Inc.		1,418,529	1,418,529	03/01/2020
Kobo360 Inc.**		480,275	480,275	09/01/2020
LanzaTech New Zealand Ltd.		6,811,885	6,811,885	03/01/2021
Loftium, Inc.		614,404	614,404	11/01/2020
Make School, Inc.		930,317	930,317	08/01/2021
Neuehouse, LLC		1,323,215	1,323,215	*
Nevada Nanotech Systems, Inc.		893,648	893,648	06/01/2021
North American Robotics Corporation		351,638	351,638	08/01/2020
Northern Quinoa Production Corporation**		7,555,858	7,555,858	11/01/2021
Noteleaf, Inc.		1,195,794	1,195,794	09/01/2020
Opya, Inc.		442,708	442,708	04/01/2021
PDQ Enterprises LLC **		3,045,062	3,045,062	02/01/2021
Percepto Robotics, Ltd. **		829,960	829,960	12/01/2020

Borrower	Percentage of Net Assets	Estimated Fair Value 9/30/2018	Par Value 9/30/2018	Final Maturity Date
PLAE, Inc.		1,224,566	1,224,566	12/01/2020
Planet Labs, Inc.		24,265,778	24,265,778	08/01/2022
Plenty Unlimited, Inc.		5,402,585	5,402,585	09/01/2021
Plethora, Inc.		3,219,833	3,219,833	09/01/2021
Rosco & Benedetto Co.		156,687	156,687	09/01/2019
Scoot Networks, Inc.		889,271	889,271	03/01/2021
Showroom, Inc.		1,175,948	1,175,948	03/01/2020
SkyKick, Inc.		1,888,959	1,888,959	11/01/2020
Strong Arm Technologies, Inc.		1,054,699	1,054,699	05/01/2021
TAE Technologies, Inc.		11,901,092	11,901,092	04/01/2021
Terramera, Inc.**		2,669,620	2,669,620	04/01/2021
CommunityCo, LLC		64,719	64,719	03/01/2019
Theatro Labs, Inc.		1,409,778	1,409,778	08/01/2022
UniEnergy Technologies LLC		4,579,329	4,579,329	12/01/2020
Virtuix Holdings, Inc.		547,185	547,185	07/01/2020
Wine Plum, Inc.		846,600	846,600	09/01/2019
Subtotal:	51.0%	$113,702,772	$115,139,521

Security
Karamba Security Ltd.**		$1,176,939	$1,176,939	12/01/2021
Nok Nok Labs, Inc.		1,471,832	1,471,832	06/01/2022
Safetrust Holdings, Inc.		439,628	439,628	06/01/2021
ThinAir Labs, Inc.		—	1,105,396	*
V5 Systems, Inc.		1,369,647	1,369,647	06/01/2021
Subtotal:	2.0%	$4,458,046	$5,563,442

Semiconductors & Equipment
ETA Compute, Inc.		$306,258	$306,258	08/01/2020
Innophase, Inc.		9,524,005	9,524,005	06/01/2021
Subtotal:	4.4%	$9,830,263	$9,830,263

Software
Alpha UX, Inc.		$376,493	$376,493	08/01/2020
Apptimize, Inc.		109,315	109,315	03/01/2019
Aptible, Inc.		215,720	215,720	02/01/2021
ArborMetrix, Inc.		3,252,785	3,252,785	06/01/2022
Blockdaemon, Inc.		215,332	215,332	08/01/2021
Bloomboard, Inc.		751,755	2,001,360	*
BlueCart, Inc.		384,039	384,039	01/01/2020
Bricksolve, Inc.		951,951	951,951	06/01/2021
Cloudleaf, Inc.		932,306	932,306	09/01/2021
DealPath, Inc.		1,417,074	1,417,074	05/01/2021

Borrower	Percentage of Net Assets	Estimated Fair Value 9/30/2018	Par Value 9/30/2018	Final Maturity Date
DemystData Limited		1,027,134	1,027,134	07/01/2020
Drift Marketplace, Inc.		385,006	385,006	03/01/2020
Dynamics, Inc.		6,118,747	6,118,747	08/01/2021
Estify, Inc.		822,421	822,421	11/01/2020
Fortress IQ, Inc.		704,228	704,228	11/01/2021
Gearbox Software, LLC		6,479,534	6,479,534	03/01/2021
GoFormz, Inc.		1,048,467	1,048,467	11/01/2020
HealthPrize Technologies, LLC		129,389	129,389	12/01/2019
Highfive Technologies, Inc.		3,806,525	3,806,525	10/01/2021
IntelinAir, Inc.		79,012	79,012	06/01/2019
Interana, Inc.		2,848,050	2,848,050	06/01/2021
Interset Software, Inc.**		3,057,471	3,057,471	04/01/2022
Invoice2Go, Inc.		6,138,735	6,138,735	03/01/2022
JethroData, Inc.**		410,091	856,877	*
Libre Wireless Technologies, Inc.		271,935	271,935	01/01/2020
Loft, Inc.		698,153	698,153	09/01/2021
Meta Company		1,587,815	4,237,451	*
Metarail, Inc.		674,294	674,294	10/01/2021
Metricly, Inc.		445,550	445,550	11/01/2021
Mines.io, Inc.**		1,024,437	1,024,437	12/01/2021
Mintigo, Inc.**		1,199,861	1,199,861	07/01/2021
Oohlala Mobile, Inc.**		465,687	465,687	09/01/2021
Packetzoom, Inc.		1,434,548	1,434,548	04/01/2022
PowerInbox, Inc.**		265,216	265,216	06/01/2020
PrivCo Holdings, Inc.		451,524	451,524	02/01/2021
Resilio, Inc.		193,135	193,135	03/01/2021
Securly, Inc.		868,366	868,366	12/01/2020
Skillshare, Inc.		1,843,895	1,843,895	06/01/2021
Swrve, Inc.		1,367,879	1,367,879	11/01/2020
The/Studio Technologies, Inc.		509,228	509,228	06/01/2020
Unmetric, Inc.		213,831	213,831	02/01/2020
VenueNext, Inc.		3,909,976	3,909,976	10/01/2021
Vuemix, Inc.		209,811	209,811	11/01/2020
Workspot, Inc.		1,967,641	1,967,641	09/01/2021
Xeeva, Inc.		1,797,333	1,797,333	07/01/2020
Zoomdata, Inc.		3,795,348	3,795,348	10/01/2021
Subtotal:	30.0%	$66,857,043	$71,203,070

Technology Services
AirHelp, Inc.		$1,816,852	$1,816,852	10/01/2020
Akademos, Inc.***		710,691	710,691	08/01/2020

Borrower	Percentage of Net Assets	Estimated Fair Value 9/30/2018	Par Value 9/30/2018	Final Maturity Date
Blazent, Inc.		1,970,543	2,336,782	*
Blue Technologies Limited**		633,724	633,724	04/01/2020
Callisto Media, Inc.		11,030,095	11,030,095	03/01/2022
CloudIQ Ltd.**		2,733,159	2,733,159	04/01/2021
Dolly, Inc.		637,034	637,034	09/01/2020
Freckle Education, Inc.		1,181,615	1,181,615	01/01/2022
FSA Store, Inc.		1,839,410	1,839,410	12/01/2020
Maxi Mobility, Inc.**		18,208,443	18,208,443	01/01/2021
ParkJockey Global, Inc.		324,572	324,572	06/01/2019
PayJoy, Inc.**		1,096,019	1,096,019	08/01/2021
Riffyn, Inc.		1,428,126	1,428,126	06/01/2021
Sixup PBC, Inc.**		201,930	201,930	06/01/2019
SocialChorus, Inc.		2,382,992	2,382,992	01/01/2021
TrueFacet, Inc.		698,880	996,848	06/01/2021
Zeel Networks, Inc.		2,547,256	2,547,256	03/01/2022
Subtotal:	22.2%	$49,441,341	$50,105,548

Wireless
InVenture Capital Corporation**		$480,967	$480,967	09/01/2019
Juvo Mobile, Inc.**		782,153	782,153	02/01/2020
Nextivity, Inc.		6,438,116	6,438,116	06/01/2021
Parallel Wireless, Inc.		3,512,369	3,512,369	10/01/2020
Subtotal:	5.0%	$11,213,605	$11,213,605

Total Loans (Cost of $423,276,939)	184.3%	$411,207,953	$423,276,939

Interest Rate Swap (Cost of $0)	0.6%	$1,217,658	$—
* As of September 30, 2018, loans with a cost basis of $15.5 million and a fair value $7.2 million were classified as non-accrual. These loans have been accelerated from their original maturity and are due in their entirety. During the period for which these loans have been on non-accrual status, no interest income has been recognized.
** Indicates assets that the Fund deems “non-qualifying assets” under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of the Fund’s total assets at the time of acquisition of any additional non-qualifying assets. As of September 30, 2018, 16.3% of the Fund’s assets represented non-qualifying assets. As part of this calculation, the numerator consists of all eligible portfolio companies as defined in Section 2(a)(46) of the 1940 Act; and the denominator consists of total assets less the assets described in Section 55(a)(7) of the 1940 Act.
*** Indicates assets that are not senior loans.

As of December 31, 2017, all loans were valued using significant unobservable inputs and were made to non-affiliates as follows:

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
** Indicates assets that the Fund deems “non-qualifying assets” under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of the Fund’s total assets at the time of acquisition of any additional non-qualifying assets. As of December 31, 2017, 9.5% of the Fund’s assets represented non-qualifying assets. As part of this calculation, the numerator consists of all eligible portfolio companies as defined in Section 2(a)(46) of the 1940 Act; and the denominator consists of total assets less the assets described in Section 55(a)(7) of the 1940 Act.
*** Indicates assets that are not senior loans.
4. FAIR VALUE DISCLOSURES
The Fund primarily provides asset-based financing to start-up and emerging growth venture-backed companies which are generally made to borrowers pursuant to commitments whereby the Fund agrees to finance assets and provide working or growth capital up to a specified amount for the term of the commitment, upon the terms and subject to the conditions specified by such commitment. Even though these loans are generally secured by the assets of the borrowers, the Fund in most cases is subject to the credit risk of such companies. As of September 30, 2018, the Fund’s investments in loans were primarily to companies based within the United States and were diversified among borrowers in the industry segments shown below. The percentage of net assets that each industry group represents is shown with the industry totals below (the sum of the percentages does not equal 100% because the percentages are based on net assets as opposed to total loans). All loans are senior to unsecured creditors and other secured creditors, except for the loan to Akademos, Inc., which is subordinated to other secured creditors.

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

For the three and nine months ended September 30, 2018, the weighted-average interest rate on performing loans was 22.02% and 18.02%, respectively, which was inclusive of both cash and non-cash interest income. For the three and nine months ended September 30, 2017, the weighted-average interest rate on performing loans was 15.25% and 15.69%, respectively, which was inclusive of both cash and non-cash interest income. For the three and nine months ended September 30, 2018, the weighted-average interest rate on the cash portion of the interest income was 17.54% and 14.50%, respectively. For the three and nine months ended September 30, 2017, the weighted-average interest rate on the cash portion of the interest income was 12.35% and 12.58%, respectively.

For the three and nine months ended September 30, 2018, the weighted-average interest rate on all loans was 21.83% and 17.90%, respectively, which was inclusive of both cash and non-cash interest income. For the three and nine months ended September 30, 2017, the weighted-average interest rate on all loans was 15.12% and 15.58%, respectively, which were inclusive of both cash and non-cash interest income. For the three and nine months ended September 30, 2018, the weighted-average interest on the cash portion of the interest income was 16.97% and 14.41%, respectively. For the three and nine months ended September 30, 2017, the weighted-average interest rate on the cash portion of the interest income was 12.25% and 12.49%, respectively.

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

All loans as of September 30, 2018 and 2017 were pledged as collateral for the debt facility, and the Fund’s borrowings are generally collateralized by all assets of the Fund. As of September 30, 2018 and December 31, 2017, the Fund has unexpired commitments to borrowers of $93.7 million and $96.2 million, respectively.

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

Transfers of investments between levels of the fair value hierarchy are recorded on the actual date of the event or change in circumstances that caused the transfer. There were no transfers in and out of Level 1, 2, and 3 during the period ended September 30, 2018 and September 30, 2017.

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

The following tables provide quantitative information about the Fund’s Level 3 fair value measurements of its investments as of September 30, 2018 and December 31, 2017. In addition to the techniques and inputs noted in the tables below, the Fund may also use other valuation techniques and methodologies when determining its fair value measurements.

Investment Type - Level 3

Debt Investments	Fair Value at 09/30/18	Valuation Techniques / Methodologies	Unobservable Input	Weighted Average / Amount / Range

Biotechnology	$224,606	Hypothetical market analysis	Hypothetical market coupon rate	15%
		Income Approach	Expected amount and timing of cash flow payment	$0
			Discount Rate	0%

Computers & Storage	$3,325,266	Hypothetical market analysis	Hypothetical market coupon rate	14%
		Income Approach	Expected amount and timing of cash flow payment	$1,757,526
			Discount Rate	4%

Enterprise Networking	$3,241,916	Hypothetical market analysis	Hypothetical market coupon rate	15%

Debt Investments	Fair Value at 09/30/18	Valuation Techniques / Methodologies	Unobservable Input	Weighted Average / Amount / Range
Internet	$80,556,683	Hypothetical market analysis	Hypothetical market coupon rate	15%
		Income Approach	Expected amount and timing of cash flow payment	$1,126,622
			Discount Rate	4%

Medical Devices	$18,548,274	Hypothetical market analysis	Hypothetical market coupon rate	17%

Other Healthcare	$49,808,138	Hypothetical market analysis	Hypothetical market coupon rate	14%
		Income Approach	Expected amount and timing of cash flow payment	$651,232 - $11,339,368
			Discount Rate	3%

Other Technology	$113,702,772	Hypothetical market analysis	Hypothetical market coupon rate	15%
		Income Approach	Expected amount and timing of cash flow payment	$0 - $3,515,256
			Discount Rate	0% - 4%

Security	$4,458,046	Hypothetical market analysis	Hypothetical market coupon rate	20%
		Income Approach	Expected amount and timing of cash flow payment	$0
			Discount Rate	0%

Semiconductors & Equipment	$9,830,263	Hypothetical market analysis	Hypothetical market coupon rate	14%

Software	$66,857,043	Hypothetical market analysis	Hypothetical market coupon rate	13%
		Income Approach	Expected amount and timing of cash flow payment	$555,798 - $2,636,000
			Discount Rate	3% - 4%

Debt Investments	Fair Value at 09/30/18	Valuation Techniques / Methodologies	Unobservable Input	Weighted Average / Amount / Range
Technology Services	$49,441,341	Hypothetical market analysis	Hypothetical market coupon rate	12%
		Income Approach	Expected amount and timing of cash flow payment	$771,653 - $2,742,251
			Discount Rate	3% - 4%

Wireless	$11,213,605	Hypothetical market analysis	Hypothetical market coupon rate	13%

Total debt investments	$411,207,953

Debt Investments	Fair Value at 12/31/2017	Valuation Techniques / Methodologies	Unobservable Input	Weighted Average / Amount / Range

Biotechnology	$480,578	Hypothetical market analysis	Hypothetical market coupon rate	16%

Computers & Storage	$5,256,965	Hypothetical market analysis	Hypothetical market coupon rate	14%

Internet	$66,867,428	Hypothetical market analysis	Hypothetical market coupon rate	15%
		Income Approach	Expected amount and timing of cash flow payment	$0 - $571,755
			Discount Rate	3%

Medical Devices	$6,229,671	Hypothetical market analysis	Hypothetical market coupon rate	16%

Other Healthcare	$46,819,778	Hypothetical market analysis	Hypothetical market coupon rate	15%
		Income Approach	Expected amount and timing of cash flow payment	$0 - $849,088
			Discount Rate	2%

Debt Investments	Fair Value at 12/31/2017	Valuation Techniques / Methodologies	Unobservable Input	Weighted Average / Amount / Range

Other Technology	$86,770,129	Hypothetical market analysis	Hypothetical market coupon rate	15%
		Income Approach	Expected amount and timing of cash flow payment	$30,000 - $100,000
			Discount Rate	0%

Security	$3,912,147	Hypothetical market analysis	Hypothetical market coupon rate	19%
		Income Approach	Expected amount and timing of cash flow payment	500,000%
			Discount Rate	0%

Semiconductors & Equipment	$425,658	Hypothetical market analysis	Hypothetical market coupon rate	13%

Software	$39,410,204	Hypothetical market analysis	Hypothetical market coupon rate	15%
		Income Approach	Expected amount and timing of cash flow payment	$0 - $1,500,000
			Discount Rate	3%

Technology Services	$41,890,618	Hypothetical market analysis	Hypothetical market coupon rate	13%

Wireless	$12,647,502	Hypothetical market analysis	Hypothetical market coupon rate	13%
		Income Approach	Expected amount and timing of cash flow payment	$0 - $1,517,227
			Discount Rate	3%
Total debt investments	$310,710,678

(Intentionally left blank)

The following tables present the balances of assets and liabilities as of September 30, 2018 and December 31, 2017 measured at fair value on a recurring basis:

As of September 30, 2018	Level 1	Level 2	Level 3	Total
ASSETS:
Loans†	$—	$—	$411,207,953	$411,207,953
Derivative asset - interest rate swap	—	1,217,658	—	1,217,658
Cash equivalents	16,114,881	—	—	16,114,881
Total	$16,114,881	$1,217,658	$411,207,953	$428,540,492

LIABILITIES
Borrowings under debt facility	$—	$203,000,000	$—	$203,000,000
Total	$—	$203,000,000	$—	$203,000,000

As of December 31, 2017	Level 1	Level 2	Level 3	Total
ASSETS:
Loans†	$—	$—	$310,710,678	$310,710,678
Interest rate cap	—	339,183	—	339,183
Cash equivalents	7,879,718	—	—	7,879,718
Total	$7,879,718	$339,183	$310,710,678	$318,929,579

LIABILITIES
Borrowings under debt facility	$—	$156,500,000	$—	$156,500,000
Total	$—	$156,500,000	$—	$156,500,000
† For a detailed listing of borrowers comprising this amount, please refer to Note 3, Schedules of Investments.

The following tables provide a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Three Months Ended September 30, 2018
	Loans	Stock	Warrants
Beginning balance	$436,057,197	$—	$—
Acquisitions and originations	47,675,000	1,500,000	2,581,369
Principal reductions and amortization discounts	(65,670,089)	—	—
Distributed to shareholder	—	(1,500,000)	(2,581,369)
Net change in unrealized loss from loans	(6,570,644)	—	—
Net change in realized loss from loans	(283,511)	—	—
Ending balance	$411,207,953	$—	$—
Net change in unrealized loss on loans relating to loans still held at September 30, 2018	$(6,854,154)

(Intentionally left blank)

	For the Nine Months Ended September 30, 2018
	Loans	Stock	Warrants
Beginning balance	$310,710,678	$—	$—
Acquisitions and originations	223,970,806	1,500,000	13,712,013
Principal reductions and amortization discounts	(113,808,751)	—	—
Distributed to shareholder	—	(1,500,000)	(13,712,013)
Net change in unrealized loss from loans	(7,798,113)	—	—
Net change in realized loss from loans	(1,866,667)	—	—
Ending balance	$411,207,953	$—	$—
Net change in unrealized loss on loans relating to loans still held at September 30, 2018	$(9,263,809)

	For the Three Months Ended September 30, 2017
	Loans	Stock	Warrants	Convertible Note
Beginning balance	$234,057,143	$—	$—	$—
Acquisitions and originations	69,665,000	38,461	3,387,400	—
Principal reductions and amortization discounts	(16,800,917)	—	—	—
Distributed to shareholder	—	(38,461)	(3,387,400)	—
Net change in unrealized loss from loans	(36,068)	—	—	—
Net change in realized loss from loans	(532,459)	—	—	—
Ending balance	$286,352,699	$—	$—	$—
Net change in unrealized loss on loans relating to loans still held at September 30, 2017	$(568,608)

	For the Nine Months Ended September 30, 2017
	Loans	Stock	Warrants	Convertible Note
Beginning balance	$125,550,657	$—	$—	$—
Acquisitions and originations	209,767,500	38,935	14,516,109	17,507
Principal reductions and amortization discounts	(46,238,291)	—	—	—
Distributed to shareholder	—	(38,935)	(14,516,109)	$(17,507)
Net change in unrealized gain from loans	1,044,313	—	—	$—
Net change in realized loss from loans	(3,771,480)	—	—	$—
Ending balance	$286,352,699	$—	$—	$—
Net change in unrealized loss on loans relating to loans still held at September 30, 2017	$(1,982,777)

5.	EARNINGS PER SHARE
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
As of September 30, 2018 and December 31, 2017, the Fund had 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding. Total committed capital of the Company, as of both September 30, 2018 and December 31, 2017 was $423.6 million. Total contributed capital to the Company through September 30, 2018 and December 31, 2017 was $347.4 million and $249.9 million, of which $297.6 million and $213.1 million was contributed to the Fund, respectively.

The chart below shows the distributions of the Fund for the nine months ended September 30, 2018 and 2017.

	For the Nine Months Ended September 30, 2018	For the Nine Months Ended September 30, 2017
Cash distributions	$40,000,000	$—
Distributions of equity securities	$15,212,013	$14,572,551
Total distributions to shareholder	$55,212,013	$14,572,551

Final classification of the distributions as either a return of capital or a distribution of income is an annual determination made at the end of each year dependent upon the Fund’s current year and cumulative earnings and profits.
7.  DEBT FACILITY
On April 5, 2016, the Fund established a secured revolving loan facility in an initial amount up to $150,000,000, (the “Loan Agreement”) led by Wells Fargo, N.A. and MUFG Union Bank, N.A. On September 11, 2017, the Loan Agreement was amended (the “Amended Loan Agreement”), and the borrowing availability thereunder increased the size of the facility to $280,000,000. An additional $75,000,000 is potentially available to the Fund, subject to further negotiation and credit approval, through an accordion provision contained in the Amended Loan Agreement. All of the assets of the Fund collateralize borrowings by the Fund. Loans under the facility may be, at the option of the Fund, a Reference Rate Loan, a LIBOR Rate Loan, or a LIBOR Market Index Rate Loan. A Reference Rate Loan is defined as a loan bearing interest at the highest of: (a) the Federal Funds Rate for such day plus one half of one percent (0.50%), (b) the Prime Rate, and (c) LIBOR plus one percent (1%) (“Reference Rate”). A LIBOR Rate Loan is defined as a Loan bearing interest at the prevailing LIBOR rate for a period equal to the applicable LIBOR Loan Period which appears on the Reuters Screen LIBOR01 Page (or any applicable successor page) at approximately 11:00 a.m. (London time) two (2) Business Days prior to the first day of the applicable LIBOR Loan Period (rounded upward, if necessary, to the nearest 1/100th of 1%) (“LIBOR Rate”). A LIBOR Market Index Rate Loan is defined as a Loan bearing interest, for any day, a variable rate of interest equal to the one-month LIBOR Market Index Rate based on a minimum deposit of at least $5.0 million for a period equal to one month which appears on the Reuters Screen LIBOR01 Page (or any applicable successor page) at approximately 11:00 a.m. (London time) on such date of determination, or if not a business day, then the immediate preceding business day (rounded upward, if necessary to the nearest 1/100th of 1%). As of September 30, 2018, the Fund’s outstanding borrowings were entirely based on the LIBOR Rate. The facility terminates on September 11, 2020, but can be accelerated in the event of default, such as failure by the Fund to make timely interest or principal payments.

Borrowings under the facility are collateralized by receivables under loans to portfolio companies advanced by the Fund with assignment of such receivables to the financial institution, plus all other assets of the Fund. Under the Amended Loan Agreement, interest is charged to the Fund based on its borrowings at, the election of the Fund, an annual rate equal to either (i) LIBOR plus 2.75%, (ii) the Reference Rate plus 1.75%, or (iii) the LIBOR Market Index Rate plus 2.75%. The Fund also pays an annual commitment fee under the Amended Loan Agreement. When the Fund is using 50% or more of the maximum amount available under the Amended Loan Agreement, the applicable commitment fee is 0.25% of the unused portion of the loan facility; otherwise, the applicable commitment fee is 0.50% of the unused portion. The Fund pays the unused credit line fee quarterly. The Fund will pay interest on its borrowings upon each maturity date. As of September 30, 2018 and December 31, 2017, $203.0 million and $156.5 million was outstanding under the facility, respectively.

As of September 30, 2018, the LIBOR Rate is as follows:

1 Month LIBOR	2.2606%
3 Month LIBOR	2.3984%

Bank fees and other costs of $2.2 million incurred in connection with the acquisition of the facility have been capitalized and are amortized to interest expense on a straight-line basis over the expected life of the facility. As of September 30, 2018, the unamortized fees and costs of $1.1 million are being amortized over the expected life of the facility, which is scheduled to terminate on September 11, 2020.

The facility is revolving and as such does not have a specified repayment schedule, although advances are secured by the assets of the Fund and thus repayments will be required as assets decline. The facility contains various covenants including financial covenants related to: (i) minimum debt service coverage ratio, (ii) interest coverage ratio, (iii) maximum loan loss reserves and (iv) unfunded commitment ratio. There are also various restrictive covenants, including limitations on (i) the incurrence of liens, (ii) consolidations, mergers and asset sales, and (iii) capital expenditures. As of September 30, 2018, Management believes that the Fund was in compliance with these covenants.

The following is the summary of the outstanding facility draws as of September 30, 2018:

Roll-over/Draw Date	Amount	Maturity Date*	All-In Interest Rate**
September 6, 2018	$203,000,000	10/9/2018	4.88%

TOTAL OUTSTANDING	$203,000,000

* On October 9, 2018, Management rolled the entire $203.0 million to a 90-day LIBOR rate loan with a maturity date of January 7, 2019 and an all-in interest rate of 5.16%.
** Inclusive of 2.75% applicable LIBOR margin plus LIBOR rate.
8. MANAGEMENT FEE
As compensation for its services to the Fund, for the two-year period that commenced with the first capital closing, which took place on August 8, 2015, the Manager received a management fee (“Management Fee”) computed and paid at the end of each quarter at an annual rate of 2.5% of the Company's committed equity capital (regardless of when or if the capital was called) as of the last day of each fiscal quarter. Following this two-year period, starting on August 12, 2017, Management Fees are calculated and paid at the end of each quarter at an annual rate of 2.5% of the Fund's total assets (including amounts derived from borrowed funds) as of the last day of each quarter. Management Fees of $2.7 million and $2.3 million were recognized as expenses for the three months ended September 30, 2018 and 2017, respectively. Management fees of $8.1 million and $7.5 million were recognized as expenses for the nine months ended September 30, 2018 and 2017, respectively.
9. INTEREST RATE CAP AGREEMENT
In September 2016, the Fund had entered into an interest rate cap transaction with MUFG Union Bank, N.A. to cap floating interest rates at 2.00%. The purpose of the interest rate cap agreement was to protect the Fund against rising interest rates, as the Fund originates loans with fixed interest rates. On April 12, 2018, Management elected to convert all of the Fund's existing rate cap agreements with notional amounts totaling $87.0 million into a cancellable interest rate swap agreement with a notional amount of $102.0 million with an effective date of March 30, 2018.

As of September 30, 2018, the Fund had zero interest rate cap contracts and as of September 30, 2017 the Fund had four interest rate cap contracts with the notional principal amount of $87.0 million. The Fund paid initial costs for the cap agreements of $384,900, which were amortized on a straight-line basis over the life of the instruments.

The average notional amount outstanding was $0 and $87.0 million for the three months ended September 30, 2018 and 2017, respectively. The average notional amount outstanding was $29.0 million and $61.0 million for the nine months ended September 30, 2018 and 2017, respectively.

As of September 30, 2018 and December 31, 2017, the fair value of the Fund’s derivative financial instruments were as follows:

	Asset and Liability Derivatives
	September 30, 2018		December 31, 2017
Derivatives:	Location on Condensed Statement of Assets and Liabilities	Fair Value	Location on Condensed Statements of Assets and Liabilities	Fair Value
Interest rate cap agreement	Interest rate caps	$—	Interest rate caps	$339,183

For the three and nine months ended September 30, 2018 and 2017, the derivative financial instruments had the following effect on the Condensed Statements of Operations:

	Asset Derivatives
		For the Three Months Ended
Derivatives:	Location on Condensed Statement of Operations	September 30, 2018	September 30, 2017
Interest rate cap agreement	Net change in unrealized gain (loss) from derivative instruments	$—	$289

	Asset Derivatives
		For the Nine Months Ended
Derivatives:	Location on Condensed Statement of Operations	September 30, 2018	September 30, 2017
Interest rate cap agreement	Net change in unrealized gain (loss) from derivative instruments	$(7,854)	$(94,671)
	Net realized gain (loss) from derivative instruments	$571,704	$—

10. CANCELLABLE INTEREST RATE SWAP AGREEMENT
On April 12, 2018, the Fund entered into a cancellable interest rate swap transaction with MUFG Union Bank, N.A. with a preliminary notional amount of $102.0 million to convert floating liabilities to fixed rates. The purpose of the interest rate swap agreement is to protect the Fund against rising interest rates. The Fund continues to adjust the notional principal amount as the outstanding balance under the debt facility changes. As of September 30, 2018, the principal notional amount was $102.0 million. The Fund pays a fixed rate of 2.20% and receives from the counterparty a floating rate based upon a

30-day LIBOR. Payments are made monthly and will terminate on September 11, 2020. The agreement includes an option for the Fund to terminate the swap early on March 31, 2020. Payments to or from the counterparty are recorded to Net realized gain (loss) from investments. As of September 30, 2018, the 30-day LIBOR rate was 2.2606%.

Upon the conversion the interest rate caps into the interest rate swap, the initial costs associated with the cap agreements were transferred to the swap. However, the total cost of $829,690 was immediately recognized as a realized loss since the purchase value of the interest rate caps was used to reduce the fixed rate percentage of the interest rate swap agreement.

As of September 30, 2018 and December 31, 2017 the fair value of our derivative financial instrument was as follows:

	Asset and Liability Derivatives
	September 30, 2018		December 31, 2017
Derivatives:	Location on Condensed Statement of Assets and Liabilities	Fair Value	Location on Condensed Statement of Assets and Liabilities	Fair Value
Interest rate swap agreement	Derivative asset - interest rate swap	$1,217,658	Derivative asset - interest rate swap	$—

For the three and nine months ended September 30, 2018 and 2017, the derivative financial instruments had the following effect on the Condensed Statements of Operations:

		For the Three Months Ended
Derivatives:	Location on Condensed Statements of Operations	September 30, 2018	September 30, 2017
Interest rate swap agreement	Net change in unrealized gain (loss) from derivative instruments	$243,806	$—
	Net realized gain (loss) from derivative instruments	$(30,328)	$—

		For the Nine Months Ended
Derivatives:	Location on Condensed Statements of Operations	September 30, 2018	September 30, 2017
Interest rate swap agreement	Net change in unrealized gain (loss) from derivative instruments	$1,217,658	$—
	Net realized gain (loss) from derivative instruments	$(931,856)	$—

11. TAX STATUS
The Fund has elected to be treated as a Regulated Investment Company (“RIC”) under Subchapter M of the Internal Revenue Code (the “Code”) and operates in a manner to qualify for the tax treatment applicable to RICs. Failing to maintain at least 70% of total assets in “qualifying assets” will result in the loss of BDC status, resulting in losing its favorable tax treatment as a RIC. As of September 30, 2018, the Fund has met the BDC and RIC requirements.

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

As of September 30, 2018

Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)	Fair Value
Loans	$423,276,939	$—	$(12,068,986)	$(12,068,986)	$411,207,953
Total	$423,276,939	$—	$(12,068,986)	$(12,068,986)	$411,207,953

Derivative, asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)	Fair Value
Derivative asset - interest rate swap	$—	$1,217,658	$—	$1,217,658	$1,217,658
Total	$—	$1,217,658	$—	$1,217,658	$1,217,658

As of December 31, 2017

Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)	Fair Value
Loans	$314,981,551	$—	$(4,270,873)	$(4,270,873)	$310,710,678
Interest rate caps	$331,329	$—	$7,854	$7,854	$339,183
Total	$315,312,880	$—	$(4,263,019)	$(4,263,019)	$311,049,861

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

For the nine months ended September 30, 2018, the Fund had no undistributed earnings. The Fund has the discretion to pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce the shareholder’s tax basis in its shares.

The Fund’s tax years are open to examination by federal tax authorities and California tax authorities for the years 2015 and forward. As of September 30, 2018, the Fund had no uncertain tax positions and no capital loss carry forwards.

12. FINANCIAL HIGHLIGHTS

GAAP requires disclosure of financial highlights of the Fund for the three and nine months ended September 30, 2018 and 2017. The total rate of return is defined as the return based on the change in value during the period of a theoretical investment made at the beginning of the period. The total rate of return assumes a constant rate of return for the Fund during the period reported and weights each cash flow by the amount of time held in the Fund. This required methodology differs from an internal rate of return.

The ratios of expenses and net investment income (loss) to average net assets, calculated below, are annualized and are computed based upon the aggregate weighted average net assets of the Fund for the periods presented. Net investment income (loss) is inclusive of all investment income net of expenses and excludes realized or unrealized gains and losses.

Beginning and ending net asset values per share are based on the beginning and ending number of shares outstanding. Other per share information is calculated based upon the aggregate weighted average net assets of the Fund for the periods presented.

The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Three Months Ended September 30, 2018	For the Three Months Ended September 30, 2017	For the Nine Months Ended September 30, 2018	For the Nine Months Ended September 30, 2017

Total return **	4.69%	3.63%	13.40%	7.42%

Per share amounts:
Net asset value, beginning of period	$2,380.58	$1,247.41	$1,648.31	$810.72
Net investment income	182.77	63.40	378.10	125.09
Net realized and change in unrealized loss from loans and derivative instruments	(66.40)	(5.68)	(88.15)	(28.21)
Net increase in net assets from operations	116.37	57.72	289.95	96.88
Distributions of income to shareholder	(244.52)	(58.08)	(355.83)	(87.38)
Return of capital to shareholder	(196.29)	23.82	(196.29)	(58.35)
Contributions from shareholder	175.00	642.50	845.00	1,151.50

Net asset value, end of period	$2,231.14	$1,913.37	$2,231.14	$1,913.37

Net assets, end of period	$223,113,659	$191,336,744	$223,113,659	$191,336,744

Ratios to average net assets:

Expenses*	8.82%	8.84%	9.27%	11.90%
Net investment income*	29.05%	15.27%	22.21%	13.19%
Portfolio Turn-over rate	0%	0%	0%	0%
Average debt outstanding	$204,750,000	$114,675,000	$187,750,000	$91,170,000
* Annualized
**Total return amounts presented above are not annualized.

13. SUBSEQUENT EVENTS
The Fund evaluated additional subsequent events through the date the financial statements were issued, November 9, 2018, and determined that no additional subsequent events had occurred that would require accrual or disclosure in the financial statements.

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

The Fund is a financial services company providing financing and advisory services to a variety of carefully selected venture-backed companies that have received equity funding from traditional sources of venture capital equity funding (e.g., a professionally managed venture capital firm) as well as non-traditional sources of venture capital equity funding (e.g., angel investors, strategic investors, family offices, crowdfunding investment platforms, etc.) (“Venture-Backed Companies”) primarily throughout the United States with a focus on growth-oriented companies. The Fund’s portfolio is well diversified and consists of companies in the communications, information services, media, and technology, including software and technology-enabled business services, bio-technology, and medical devices industry sectors, among others. The Fund’s capital is generally used by its portfolio companies to finance acquisitions of fixed assets and/or for working capital. On August 31, 2015, the Fund completed its first closing of capital contributions. On September 1, 2015, the Fund made its first investments, and became a non-diversified, closed-end investment company that elected to be treated as a Business Development Company under the -1940 Act. The Fund elected to be treated for federal income tax purposes as a RIC under the Code with the filing of its 2016 federal corporate tax return. Pursuant to this election, the Fund generally will not have to pay corporate-level taxes on any income it distributes to the Company as dividends, allowing the Company to substantially reduce or eliminate its corporate-level tax liability. While the Fund intends to operate as a non-diversified investment company within the meaning of Section 5(b)(2) of the 1940 Act, from time to time, the Fund may act as a diversified investment company within the meaning of Section 5(b)(1) of the 1940 Act.

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

Transactions with Venture Lending & Leasing VII, Inc. (“Fund VII”)

The Manager also serves as manager for Fund VII. The Fund’s Board of Directors determined that so long as Fund VII had capital available to invest in loan transactions with final maturities earlier than December 31, 2022 (the date on which Fund VII will be dissolved), the Fund would invest in each portfolio company in which Fund VII invested (“Investments”). Generally, the amount of each Investment was allocated 50% to the Fund and 50% to Fund VII, or such other allocations as were determined by the respective fund boards. Effective June 30, 2017, Fund VII was no longer permitted to enter new commitments to borrowers; however, Fund VII is permitted to fund existing commitments, in which the Fund may also be invested. Fund VII’s last commitment expired on July 31, 2018. The ability of the Fund to co-invest with Fund VII is subject to the conditions (“Conditions”) set forth in certain exemptive relief currently being sought by the Fund and certain related parties from the SEC from the provisions of Sections 17(d) and 57 of the 1940 Act and Rule 17d-1 thereunder.

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

Results of Operations - For the Three and Nine Months Ended September 30, 2018 and 2017

Total investment income for the three months ended September 30, 2018 and 2017 was $23.8 million and $10.0 million, respectively, which primarily consisted of interest on the venture loans outstanding. The remaining income consisted of interest and dividends on the temporary investment of cash, and other income from commitment fees and warrants. The increase in investment income was primarily due to early payoffs of loans in the portfolio and the increase in interest from the monthly loan payments from the growing loan portfolio. The loan portfolio went from an average gross outstanding of $259.0 million for the three months ended September 30, 2017 to $431.8 million for the three months ended September 30, 2018. The increase in the average interest rate on gross outstanding performing loans from 15.25% to 22.02% for the same periods also contributed to the increase. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants, and new loans funded during the year. The weighted-average interest rate on all loans was 21.83% and 15.12% for the three months ended September 30, 2018 and 2017, respectively, and the rates are inclusive of both cash and non-cash interest income.

Total investment income for the nine months ended September 30, 2018 and 2017 was $53.6 million and $23.8 million, respectively, which primarily consisted of interest on the venture loans outstanding. The remaining income consisted of interest and dividends on the temporary investment of cash, and other income from commitment fees and warrants. The increase in investment income was primarily due to the early payoffs of loans in the portfolio and the increase in interest from the monthly loan payments from the growing loan portfolio. The average gross outstanding performing loans increased from $200.6 million for the nine months ended September 30, 2017 to $395.4 million for the nine months ended September 30, 2018. The increase in the average interest rate on gross outstanding performing loans from 15.69% to 18.02% for the same periods also contributed to the increase in investment income. The weighted-

average interest rate on all loans for the nine months ended September 30, 2018 and 2017 was 17.90% and 15.58%, respectively, and the rates were inclusive of both cash and non-cash interest income.

Management fees were $2.7 million and $2.3 million for the three months ended September 30, 2018 and 2017, respectively. Management fees were $8.1 million and $7.5 million for the nine months ended September 30, 2018 and 2017, respectively. Until August 11, 2017, management fees were calculated as 2.5% of the committed capital of the Company. Starting on August 12, 2017, management fees were calculated as 2.5% of the Fund’s total assets. The increase is due to total assets as of September 30, 2018 being greater than total committed capital.

Interest expense was $2.7 million and $1.3 million for the three months ended September 30, 2018 and 2017, respectively. Interest expense was comprised of amounts related to interest on debt amounts drawn down, unused credit line fees and amounts amortized from deferred fees incurred in conjunction with the debt facility. Interest expense increased primarily due to an increase in average outstanding debt from $114.7 million in 2017 to $204.8 million in 2018.

Interest expense was $7.3 million and $3.1 million for the nine months ended September 30, 2018 and 2017, respectively. Interest expense was comprised of amounts related to interest on debt amounts drawn down, unused credit line fees and amounts amortized from deferred fees incurred in conjunction with the debt facility. Interest expense increased primarily due to an increase in average outstanding debt from $91.2 million in 2017 to $187.8 million in 2018.

The banking and professional fees were $0.1 million and less than $0.1 million for the three months ended September 30, 2018 and 2017, respectively. The banking and professional fees were $0.2 million and $0.2 million for the nine months ended September 30, 2018 and 2017, respectively. The banking and professional fees were comprised of legal, audit, banking and other professional fees.

Total other operating expenses were less than $0.1 million for the three months ended September 30, 2018 and 2017. Total other operating expenses were $0.1 million and $0.4 million for the nine months ended September 30, 2018 and 2017, respectively. These expenses included director fees, custody fees, tax fees and other expenses related to the operation of the Fund. Total other operating expenses decreased due to a decrease in collection costs in 2018.

Net investment income for the three months ended September 30, 2018 and 2017, was $18.3 million and $6.3 million, respectively. Net investment income for the nine months ended September 30, 2018 and 2017, was $37.8 million and $12.5 million, respectively.

Net realized loss from loans was $0.3 million and $0.5 million for the three months ended September 30, 2018 and 2017, respectively. The primary reasons for the decline in net realized loss from investments for the three months ended September 30, 2018 were fewer loan write-offs.

Net realized loss from loans was $1.9 million and $3.8 million for the nine months ended September 30, 2018 and 2017, respectively. The reason for the decline in the net realized loss from investments was lower total loan write-offs in the nine months ended September 30, 2018.

Net realized loss from derivative instruments was less than $0.1 million and $0 for the three months ended September 30, 2018 and 2017, respectively. The primary reasons for the increase in net realized loss from derivative instruments was there were no interest payments due on the derivative in 2017.

Net realized loss from derivative instruments was $0.4 million and $0 for the nine months ended September 30, 2018 and 2017, respectively. The reason for the increase in the net realized loss from derivative instruments was there were no interest payments due on the derivative in 2017.

Net change in unrealized loss from loans was $6.6 million and less than $1.0 million for the three months ended September 30, 2018 and 2017, respectively. The unrealized loss consisted of fair market value adjustments to loans and the reversal of fair market value adjustments previously taken against loans written off. The increase in net change in unrealized losses was due primarily to higher and more unrealized losses taken on loans in 2018.

Net change in unrealized gain (loss) from loans was $(7.8) million and $1.0 million for the nine months ended September 30, 2018 and 2017, respectively. The unrealized loss consisted of fair market value adjustments to loans and the reversal of fair market value adjustments previously taken against loans written off.

Net change in unrealized gain from derivative instruments was $0.2 million and less than $0.1 million for the three months ended September 30, 2018 and 2017, respectively. The unrealized gain consisted of fair market value adjustments to the derivative interest rate cap or swap. The increase in net change in unrealized gain was due primarily to the steady rise in LIBOR interest rates in 2018 that increased the value of the cap/swap.

Net change in unrealized gain (loss) from derivative - cap/swap was $1.2 million and less than ($0.1) million for the nine months ended September 30, 2018 and 2017, respectively. The unrealized gain (loss) consisted of fair market value adjustments to the derivative interest rate cap or swap. The increase in net change in unrealized gain (loss) was due primarily to the rise in LIBOR interest rates in 2018 that increased the value of the cap/swap.

Net increase in net assets resulting from operations for the three months ended September 30, 2018 and 2017, was $11.6 million and $5.8 million, respectively. On a per share basis, the net increase in net assets resulting from operations was $116.37 and $57.72, respectively.

Net increase in net assets resulting from operations for the nine months ended September 30, 2018 and 2017, was $29.0 million and $9.7 million, respectively. On a per share basis, the net increase in net assets resulting from operations was $289.95 and $96.88, respectively.

Liquidity and Capital Resources – September 30, 2018 and December 31, 2017

The Fund is owned entirely by the Company. The Company is expected, but not required, to make further contributions to the capital of the Fund to the extent of the Company’s members’ capital commitment to the Company and excess cash balances of the Company. As of September 30, 2018, the Company had received subscriptions for capital in the amount of $423.6 million, of which $347.4 million had been called and received. As of September 30, 2018, $76.2 million of capital remain uncalled and expire in August 20, 2020 as the five-year anniversary will have passed, at which time no further capital may be called. However, the Management is permitted to extend the Fund’s investment period by up to two (2) additional calendar quarters in its sole and absolute discretion. The Company has made $56.0 million in recallable distributions to its investors, as permitted under its Operating Agreement.

On April 5, 2016, the Fund established the Loan Agreement led by Wells Fargo Bank, N.A. and MUFG Union Bank, N.A. in an initial amount of up to $150,000,000. On September 11, 2017, the Loan Agreement was amended (the “Amended Loan Agreement”) and the borrowing availability thereunder was increased to $280,000,000. Borrowings by the Fund are collateralized by all the assets of the Fund. Loans under the facility may be, at the option of the Fund, a Reference Rate Loan, a LIBOR Rate Loan, or a LIBOR Market Index Rate Loan. The Fund will pay interest on its borrowings and will also pay a fee on the unused portion of the facility.

The facility terminates on September 11, 2020, but can be accelerated in the event of default, such as failure by the Fund to make timely interest or principal payments. As of September 30, 2018, $203.0 million is outstanding under the facility.

     As of September 30, 2018 and December 31, 2017, 2.7% and 2.4%, respectively, of the Fund’s assets consisted of cash and cash equivalents. For the nine months ended September 30, 2018, the Fund invested its assets in venture loans and disbursed approximately $224.0 million for the Fund’s loan commitments. Net loan amounts outstanding after amortization increased by approximately $100.5 million for the same period. Unexpired, unfunded commitments totaled approximately $93.7 million as of September 30, 2018.

As of	Cumulative Amount Disbursed	Principal Reductions and Fair Market Adjustments	Balance Outstanding - Fair Value	Unexpired Unfunded Commitments
September 30, 2018	$619.1 million	$207.9 million	$411.2 million	$93.7 million
December 31, 2017	$395.1 million	$84.4 million	$310.7 million	$96.2 million

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

As of September 30, 2018, the Fund has cash reserves of $11.4 million and approximately $171.7 million in scheduled receivable payments over the next twelve months. Additionally, the Fund has access to uncalled capital of $76.2 million as a liquidity source and the unused portion of the revolving credit facility. Together, these amounts are sufficient to meet the current commitment backlog and operational expenses of the next year. The Fund regularly evaluates potential future liquidity resources and demands before making additional future commitments.

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

The Fund’s investments are subject to market risk based on several factors, including, but not limited to, the borrower’s credit history, available cash, support of the borrower’s underlying investors, “burn rate,” revenue income, security interest, secondary markets for collateral, the size of the loan, term of the loan, and the ability to exit via Initial Public Offering or Merger and Acquisition.

The Fund’s exposure to interest rate sensitivity is regularly monitored and analyzed by measuring the characteristics of assets and liabilities. The Fund utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates. As of September 30, 2018, the outstanding debt balance was $203.0 million with interest expense based on a weighted average base rate of 2.13%, for which the Fund had an interest rate swap in place at 2.20% on $102.0 million of outstanding debt, leaving the Fund with full exposure to interest rate increases on the un-hedged portion of the loan.

Because all of the Fund’s loans impose a fixed interest rate upon funding, changes in short-term interest rates will not directly affect interest income associated with the loan portfolio as of September 30, 2018. However, those changes could have the potential to change the Fund’s ability to originate loan commitments, acquire and renew bank facilities, and engage in other investment activities. Further, changes in short-term interest rates also could affect interest rate expense, realized gain from investments and interest on the Fund’s short-term investments.
Based on the Fund’s Condensed Statement of Assets and Liabilities as of September 30, 2018, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in investments, borrowings, cash balances, and interest rate swap.

Effect of Interest rate change by	Other Interest and Other Income/(Loss)	Realized Gain (Loss) on the Swap	Interest Income/(Expense)	Total Income/(Loss)
(0.50)%	$(57,015)	$(510,000)	$1,015,000	$447,985
1%	$114,029	$1,020,000	$(2,030,000)	$(895,971)
2%	$228,059	$2,040,000	$(4,060,000)	$(1,791,941)
3%	$342,088	$3,060,000	$(6,090,000)	$(2,687,912)
4%	$456,117	$4,080,000	$(8,120,000)	$(3,583,883)
5%	$570,146	$5,100,000	$(10,150,000)	$(4,479,854)
Additionally, a change in the interest rate may affect the value of the interest rate swap and effect Net Change in Unrealized Gain (Loss) from derivative instruments. The amount of any such effect will be contingent upon market expectations for future interest rate changes. Any increases in expected future rates will increase the value of the interest rate swap while any rate decreases will decrease the value.
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

Special risk considerations have arisen relating to Saudi Arabia.
Investments in portfolio companies that receive funding from sources with direct or indirect ties to Saudi Arabia involve special considerations not typically associated with investments in other assets. These risks include, among others, the possibility that Saudi investment may decrease or become unavailable as a result of restrictions imposed against the Saudi government or funding sources with direct or indirect ties to Saudi Arabia. Recent allegations against the Saudi Arabian government relating to the death of an American-based journalist have exacerbated these risks, as several multinationals have severed ties or indicated their intent to substantially reduce or terminate business relationships with Saudi Arabia and some foreign countries have signaled that their diplomatic relations with Saudi Arabia may be negatively impacted, including through the possible imposition of sanctions, which could also result in retaliatory actions. Given Saudi Arabia’s significant venture investment activities, portfolio companies that receive funding from sources with direct or indirect ties to Saudi Arabia, particularly those tied to the Saudi government, and the venture capital sector as a whole, may experience decreased access to capital, be unable to obtain funding, or experience significant financial setbacks or disruptions. Additionally, companies with contracts with Saudi Arabia or with companies within Saudi Arabia could experience deleterious effects of the political situation.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Prior to the Fund’s commencement of operations on August 12, 2015, the Fund sold 100,000 shares to the Fund’s sole shareholder, the Company, for $25,000 in July 2015. No other shares of the Fund have been sold; however, the Fund received an additional $297.6 million of paid in capital during the period from August 12, 2015, commencement of operations, through September 30, 2018, which is has been and is expected to be used to acquire venture loans and fund operations.

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

31.1	Chief Executive Officer (Principal Executive Officer) certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Rules 13a -14(a) and 15d-14(a) Certification).
31.2	Chief Financial Officer (Principal Financial Officer) certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Rules 13a -14(a) and 15d-14(a) Certification).
32.1	Chief Executive Officer (Principal Executive Officer) certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Section 1350 Certification).
32.2	Chief Financial Officer (Principal Financial Officer) certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Section 1350 Certification).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VENTURE LENDING & LEASING VIII, INC.
(Registrant)

By:	/s/ Maurice C. Werdegar	By:	/s/ Martin D. Eng
Maurice C. Werdegar		Martin D. Eng
President and Chief Executive Officer		Chief Financial Officer
(Principal Executive Officer)		(Principal Financial Officer)
Date:	November 9, 2018	Date:	November 9, 2018

EXHIBIT INDEX

Exhibit Number	Description
31.1-32.2	Certifications pursuant to The Sarbanes-Oxley Act of 2002.