Form 10-K
period 2018-12-31
Venture Lending & Leasing VIII, Inc.
filed 2019-03-14
CIK 1642862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
Commission File Number 814-01162
VENTURE LENDING & LEASING VIII, INC.
(Exact name of registrant as specified in its charter)

Maryland	47-3919702
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

104 La Mesa Drive, Suite 102, Portola Valley, CA 94028
(Address of principal executive offices)
(Zip Code)

Registrant’s telephone number, including area code:  (650) 234-4300

Securities Registered Pursuant to Section 12(b) of the Act: None
Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]
Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [ ] No [ ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendment to this Form 10-K. [X]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [x]	Smaller reporting company [ ]	Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [ ] No [X]
As the registrant’s shares are not publicly-traded, the aggregate market value of the voting stock held by non-affiliates of the registrant cannot be determined.
The number of shares outstanding of each of the issuer’s classes of common stock, as of March 14, 2019 was 100,000.

Document Incorporated by Reference

Document Description		10-K Part
Specifically Identified Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held	May 15, 2019	III

PART I.

ITEM 1.	BUSINESS
Introduction.
Venture Lending & Leasing VIII, Inc. (the “Fund”) was incorporated in Maryland on May 6, 2015, as a non-diversified, closed-end management investment company electing status as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”) and is managed by Westech Investment Advisors, LLC (the “Manager” or “Management”). The Fund is a wholly owned subsidiary of Venture Lending & Leasing VIII, LLC, a Delaware limited liability company (the “Company”). The Fund’s investment objective is to achieve a superior risk-adjusted investment return. The Fund will primarily provide debt financing to carefully selected companies that have received equity funding from traditional sources of venture capital equity funding (i.e. a professionally managed venture capital firm), as well as non-traditional sources of venture capital equity funding (e.g. angel investors, strategic investors, family offices, crowdfunding investment platforms, etc.) (collectively, “Venture-Backed Companies”), generally in the form of secured loans. Secondarily, the Fund may provide debt financing to public and later-stage private companies. In most cases, the Fund will receive warrants for equity securities of the companies in connection with these loans. The Fund may make debt investments that are atypical, for example, to more mature public and later-stage private companies (“Special Situation Financings”), including secure loans as well as convertible and subordinated debt investments. The Fund may also make direct investments in equity securities in Venture-Backed Companies. Prior to commencing its operations on August 12, 2015, the Fund had no operations other than the sale of 100,000 shares of common stock, $0.001 par value to the Company for $25,000 in July 2015. As of December 31, 2018, the Fund meets the requirements, including diversification requirements, to qualify as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986 (the “Code”).
The Fund’s shares of Common Stock, $0.001 par value (“Shares”) are held entirely by the Company. As capital is required to finance the acquisition of loans, additional capital is provided by the Company.
Investment Program.
General. The Fund’s primary investment strategy is to provide debt financing, in the form of secured loans, to carefully selected Venture-Backed Companies whose investors include venture capital investors, micro VC funds, strategic investors and angel investors. In most cases, the Fund will receive warrants to acquire equity securities in connection with its venture loans. The Fund’s investment objective is to achieve superior risk-adjusted investment returns. The Fund may invest up to 20% of the aggregate cost of all investments of the Fund, determined cumulatively over the life of the Fund, in Special Situation Financings. In some instances, the Fund’s Special Situation Financing investments may be in companies that have been bootstrapped (i.e. funded solely by the personal assets of their founders or other individuals), without substantial equity investment from investors or participation of venture capital investors. The Fund does not intend to invest in any company to secure control of its securities primarily for the purpose of making a profit in the sale of the controlled company’s securities, and, for the avoidance of doubt, any such investment would not constitute a Special Situation Financing. The Fund may also invest up to 10% of the aggregate amount of all investments of the Fund (determined cumulatively over the life of the Fund) in direct equity investment opportunities such as convertible debt, secondary common stock purchases or other equity instruments issued by companies of diverse capitalization and creditworthiness, including, without limitation, early-stage private companies, public and later-stage private companies, and companies undergoing restructuring or recapitalization of their existing debt or equity financing (provided, however, that any amounts paid by the Fund to acquire equity securities pursuant to the receipt or exercise of warrants or stock received in connection with the Fund’s venture loans shall not be taken into account in determining whether such 10% threshold has been met). Such direct investments generally will be in equity securities of borrowers in the Fund’s portfolio, although equity securities of other companies could also be purchased. This aggregate investment strategy involves a high degree of risk, including: illiquidity of portfolio investments; risk of default by borrowers, many of whom have no or little operating profit or cash flow as of the commencement of a financing transaction; interest rate risk; litigation risk; the speculative nature of investments in warrants for stock or directly in stock; and the risks involved in investing in privately-held and emerging companies. The Fund will make available significant managerial assistance through its officers to certain companies whose securities are held in the Fund’s portfolio, as described herein under the caption “Regulation.”
The Fund intends to use a buy-and-hold strategy where debt investments are held to maturity. All securities are evaluated on a regular basis to determine whether there should be any change to this strategy. Some debt investments are restructured, which may result in the extension of the original maturity date or other change in the instrument, including but not limited to, conversion of all or part of the instrument to equity. The Fund does not intend to purchase publicly-held securities; however, some publicly held securities may be acquired through warrant exercises, mergers, acquisitions, and IPOs of the companies in which investments are made. Additionally, in some cases, public securities may be issued in conjunction with loans made to public companies. When a company’s securities become publicly-traded, the Fund may hold these securities and sell them or may choose to distribute the securities directly to the Company. If held, publicly-traded securities are monitored on an on-going basis, and a variety of factors regarding the issuing company (e.g., trend in stock price, underlying business fundamentals and potential for growth, information regarding the lock-up, etc.) are used to determine when to sell these securities.
As a BDC, the Fund must invest at least 70% of its total assets in qualifying assets (“Qualifying Assets”) consisting of (a) interests in Eligible Portfolio Companies and (b) certain other assets including cash and cash equivalents. An “Eligible Portfolio Company” is a United States company that is not an investment company as defined, or excluded from the definition of an investment company in Section 3 of the 1940 Act, and that either: (i) does not have a class of securities listed on a national securities exchange, or does have a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million; or (ii) is actively controlled by a BDC and has an affiliate of a BDC on the Eligible Portfolio Company’s Board of Directors; or (iii) has total assets of not more than $4 million and capital and surplus of not less than $2 million; or (iv) meets such other criteria as may be established by the Securities and Exchange Commission (“SEC”). Control under the 1940 Act is presumed to exist where a BDC owns more than 25% of the outstanding voting securities of the Eligible Portfolio Company. Also included in Qualifying Assets are follow-on investments in a company that met the definition of Eligible Portfolio Company at the time of the Fund’s initial investment, but subsequently does not meet such definition because it has a class of securities listed on a national securities exchange, if, at the time of the follow-on investment, the Fund (a) owns at least 50% of (i) the greatest number of equity securities of such company, including securities convertible into or exchangeable for such securities, and (ii) the greatest amount of certain debt securities of such company held by the Fund at any time during the period when such company was an Eligible Portfolio Company, and (b) is one of the twenty largest holders of record of the company’s outstanding voting securities. The Fund may invest up to 30% of its total assets in non-Qualifying Assets, including interests in companies that are not Eligible Portfolio Companies (for example, because the company’s securities are quoted on the NASDAQ Global Market (“NASDAQ”)) and Eligible Portfolio Companies as to which the Fund does not offer to make available significant managerial assistance. As of December 31, 2018, the percentage of non-qualifying investments in the Fund was 11.6%.
BDCs cannot acquire any assets other than those Qualifying Assets described in subparagraphs (1) through (8) below unless, at the time of the acquisition, the assets described in subparagraphs (1) through (8) below represent at least 70% of the value of the BDC’s total assets (the “70% basket”). Below is a general summary of Qualifying Assets in which the Fund may invest.
1. Securities issued in transactions not involving a public offering from issuers which are Eligible Portfolio Companies (including affiliated persons or persons that have been affiliated persons within the preceding 13 months) or from any other person, subject to such rules and regulations as the Commission may prescribe;
2. Securities purchased in transactions not involving any public offering from an issuer, or from any person who is an officer or employee of the issuer, if the issuer is a U.S. company that is not an investment company, but the issuer is not an Eligible Portfolio Company because it has issued a class of margin securities that is eligible for margin loans, and at the time of purchase the BDC owns at least 50% of (i) the greatest number of equity securities (on a fully diluted basis) of the issuer and (ii) the greatest amount of such issuer’s debt securities held by the BDC at any point in time during the period when such issuer was an Eligible Portfolio Company, and, (iii) the BDC is one of the 20 largest holders of the issuer’s outstanding voting securities;
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
7. Cash, cash items, U.S. Government securities or high-quality debt securities maturing in one year or less from the time of investment; and
8. Office furniture and equipment, interests in real estate, deferred organization and operating expenses, and other non-investment assets necessary and appropriate to the BDC’s operations.
“Making available significant managerial assistance” is defined under the 1940 Act, in relevant part, as (i) an arrangement whereby the BDC, through its officers, directors, employees or general partners, offers to provide and, if accepted, does provide, significant guidance and counsel concerning the management, operations or business objectives of a portfolio company; or (ii) the exercise by a BDC of a controlling influence over the management or polices of the portfolio company by the BDC acting individually or as part of a group acting together which controls the portfolio company. The officers of the Fund offer to provide managerial assistance, including advice on equipment acquisition and financing, cash flow and expense management, general financing opportunities, acquisition opportunities and opportunities to access the public securities markets, to the great majority of companies to whom the Fund provides venture loans. In some instances, directors of the Fund might serve on the Board of Directors or as officers of borrowers.
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
Warrants. The Fund generally will acquire warrants to purchase equity securities of the borrower in connection with financings. It is anticipated that such warrants, generally, will be distributed by the Fund to the Company simultaneously with, or shortly following, their acquisition. The terms of the warrants, including the expiration date, exercise price, and terms of the equity security for which the warrant may be exercised, will be negotiated individually with each borrower, and will likely be affected by the price and terms of securities issued by the company to its venture capitalists and other holders in equity financings close in time to the Fund’s making of the loan commitment. Based upon the Manager’s past experience, it is anticipated that most warrants will be exercisable for a term of five to ten years, and will have an exercise price based upon the price at which the borrower most recently issued equity securities or, if a new equity offering is anticipated, the future price of such equity securities (and sometimes a “blended price”). In certain transactions, it is anticipated that warrants will be issued with an exercise price that is waived in connection with an initial public offering or acquisition. The equity securities for which the warrant will be exercised generally will be convertible preferred stock (of which there may be one or more classes) or common stock. Substantially all the warrants and underlying equity securities will be restricted securities under the Securities Act of 1933 (the “1933 Act”) at the time of issuance; the Fund generally negotiates registration rights with the borrower that may provide “piggyback” and S-3 registration rights, which permit the owner of the warrant under certain circumstances to include some or all of the securities that will be acquired upon exercise of the warrant in a registration statement filed by the borrower. The Fund generally will negotiate “net issuance” provisions in the warrants, which allow the owner of the warrant to exercise the warrant without payment of any cash, and thereby receive a net number of shares determined by the increase in the value of the issuer’s stock (at the time of exercise) above the exercise price stated in the warrant.
Equity Securities. The Fund did not during the prior year but may make direct investments in equity securities having an aggregate cost of up to 10% of the aggregate cost of all investments of the Fund determined cumulatively over the life of the Fund (provided, however, that any amounts paid by the Fund to acquire equity securities pursuant to the receipt or exercise of warrants or stock received in connection with the Fund’s venture loans shall not be taken into account in determining whether such 10% threshold has been met). For example, the Fund may invest equity in a follow-on round of financing to maintain or increase its ownership stake. In some cases, equity investments may be made in companies where the Fund does not have an existing loan. Additionally, the Fund anticipates selectively pursuing opportunistic equity purchases, which may take the form of secondary stock purchases. The Manager expects that the equity securities generally will be convertible preferred stock, though it is possible the Fund would invest directly in common stock of Venture-Backed Companies companies or convertible notes which convert into common stock of Venture-Backed Companies. It is likely that, as in the case of warrants, direct equity investments, if made by the Fund, generally will be distributed to the Company simultaneously with, or shortly following, their acquisition, although, in this case, as a result of U.S. federal income tax and 1940 Act requirements, such equity investments may be held by the Fund for a longer period of time prior to their distribution to the Company.
Investment Policies. For purposes of the investment policies (other than the diversification standards below), references to the percentage of the Fund’s total assets “invested” in securities of a company will be deemed to refer, in the case of financings in which the Fund commits to provide financing prior to funding the commitment, to the value of the maximum amount of securities to be issued by the borrower to the Fund pursuant to such commitment; the Fund will not be required to divest securities in its portfolio or decline to fund an existing commitment because of a subsequent change in the value of securities the Fund has previously acquired or committed to purchase.
Diversification Standards. The Fund is classified as a “non-diversified” closed-end investment company under the 1940 Act. However, the Fund seeks to qualify as a RIC, and therefore, must meet diversification standards under the Code.
To qualify as a RIC, the Fund must meet the issuer diversification standards under the Code that generally require that, at the close of each quarter of the Fund’s taxable year, (i) not more than 25% of the value of its total assets is invested in the securities of a single issuer, and (ii) at least 50% of the market value of its total assets is represented by cash, cash items, government securities, securities of other RICs and other securities (with each investment in such other securities limited so that not more than 5% of the market value of the Fund’s total assets is invested in the securities of a single issuer and the Fund does not own more than 10% of the outstanding voting securities of a single issuer). For purposes of the diversification requirements under the Code, the percentage of the Fund’s total assets “invested” in securities of a company will be deemed to refer, in the case of financings in which the Fund commits to provide financing prior to funding the commitment, to the amount of the Fund’s total assets represented by the value of the securities issued by the borrower to the Fund at the time each portion of the commitment is funded.
Industry Segment Diversification. The Fund will generally seek to invest no more than 30% of its total assets in securities of companies in any single industry. The broad industry categories in which the Fund anticipates that most of its investments will fall (and within each of which there may be several “industries” for purposes of the industry diversification policy) include computers and storage, semiconductor and equipment, internet, medical devices, software, and several other categories.
Investment Guidelines. In selecting investments for the Fund’s portfolio, the Manager will endeavor to meet the investment guidelines established and approved by the Fund’s Board of Directors. The Fund may, however, make investments that do not conform to one or more of these guidelines when deemed appropriate by the Manager. Such investments might be made if the Manager believes that a failure to conform in one area is offset by exceptional strength in another or is compensated for by a higher yield, favorable warrant issuance or other attractive transaction terms or features.
Stage of Development Guidelines. The Manager will seek to diversify the Fund’s portfolio based on the development stage of the companies in which it invests. Generally. Venture-Backed Companies fall into several lifecycle stages including the following:

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

•	Emerging growth stage companies have a proven early product/market fit and have initiated or are about to initiate full-scale operations and sales but may not be showing a profit.

•	Mezzanine stage companies are approaching or have attained break-even or profitability and are continuing to expand.

The Manager will refer to its investments in seed and start-up companies as “Early Stage” and investments in emerging growth companies and mezzanine companies as “Expansion Stage”. The Manager will seek to diversify its investments across stages. The classification of companies by stages of development involves a subjective judgment by the Manager, and it is possible that other investors or market analysts would classify the same companies differently than the classifications used by the Fund.

Quality Guidelines. The Manager will seek to invest the majority of the Fund’s aggregate investments (determined cumulatively over the life of the Fund) in investments that meet many of the following guidelines:

Company Guidelines.

•The company has a minimum capitalization of at least $1 million.

•	The company has at least six months’ worth of available cash to fund its operations or indications from its equity investors that they will make investments necessary to provide such cash.

•	The company’s equity investors have indicated a current intention to make additional equity financing available to the company, or the company has forecasted positive cash flow.

•	The company’s business plan contemplates sales of at least $25 million within five years.

•	The company has previously closed equity financing or will close equity financing prior to the funding of the loan.

Transaction Guidelines for Loans.

•The term of the loan does not exceed 60 months and does not extend beyond December 31, 2025.

•	Debt service requirements of the loan are, in the opinion of the Manager, not likely to become an impediment to the company raising additional capital.

•	The loan is secured by all or substantially all of the borrower’s assets.

Equity Venture Capital Support Guidelines.

•	The company’s equity investors have (i) in the opinion of the Manager, significant venture capital and/or industry experience, and (ii) follow-on capital to support the company.

Special Situation Financings. The Manager may invest up to 20% of the Fund’s aggregate investments determined cumulatively over the life of the Fund in Special Situation Financings. Such Special Situation Financings could include investments targeted towards late-stage or public companies seeking additional growth capital to expand product offerings, increase market penetration or fund strategic acquisitions of other companies or technology. In these situations, the Fund would only consider investing in this Special Situation Financings if it determined it to be of equivalent or better quality as compared to a senior secured loan made to the Fund’s more typical portfolio companies. Further, the Fund may also choose to subordinate existing outstanding debt as part of a restructuring or work-out arrangement in order to allow the company to successfully complete a transaction such as an acquisition or round of financing. There can be no assurance that the subordination will work to the benefit of the Fund. The Manager will target companies whose cash flow from operations and cash reserves are expected to service the Fund’s investment on a current basis. Investments may be structured as senior debt, convertible debt, or other debt/equity structures. In addition, special situation financings could include investments in a “troubled” company undergoing a restructuring or recapitalization of its existing debt or equity, and making investments in subordinated debt, providing bridge financing to a company which is in the process of raising additional private equity, planning an initial public offering or is seeking to enter into a business combination through which it would be acquired. In some instances, these companies will have been bootstrapped (i.e. funded solely by the personal assets of their founders or other individuals), without any substantial investment from venture capital or other investors. From inception through December 31, 2018, the Fund made Special Situation Financings of less than 1% of total commitments.
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
Leverage. The Fund currently borrows money from and could issue debt securities to banks, insurance companies and other lenders to obtain additional funds to originate loans (and possibly for Special Situation Financings), if such borrowings are available on terms that are acceptable to the Manager and Board of Directors of the Fund. It is possible, due to potential future tightening of the credit markets, that the Fund may not be able to secure such borrowings on acceptable terms. Any borrowings of the Fund will be subject to the asset coverage requirements under the 1940 Act, including borrowings in excess of 5% of total assets for temporary purposes, and all borrowings for emergency purposes that are not “temporary.”
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
The Fund, as a BDC, may sell its securities at a price that is below its net asset value per share, provided that a majority of the Fund’s disinterested directors, or not interested parties of the Fund under Section 2(a)(19) of the Investment Act of 1940 (i.e., independent director), has determined that such sale would be in the best interests of the Fund and its shareholder and upon the approval by the holders of a majority of its outstanding voting securities, including a majority of the voting securities held by non-affiliated persons, of such policy or practice within one year of such sale. A majority of the disinterested directors also must determine in good faith, in consultation with the underwriters of the offering if the offering is underwritten, that the price of the securities being sold is not less than a price which closely approximates market value of the securities, less any distribution discounts or commissions. As defined in the 1940 Act, the term “majority of the outstanding voting securities” of the Fund means the vote of (i) 67% or more of the Fund’s Shares present at a meeting, if the holders of more than 50% of the outstanding Shares are present or represented by proxy, or (ii) more than 50% of the Fund’s outstanding Shares, whichever is less.
Many of the transactions involving a company and its affiliates (as well as affiliates of those affiliates) which were prohibited without the prior approval of the SEC under the 1940 Act prior to its amendment by the 1980 provisions are permissible for BDCs, including the Fund, upon the prior approval of a majority of the Fund’s disinterested directors and a majority of the directors having no financial interest in the transactions. However, certain transactions involving certain persons related to the Fund, including its directors, officers, and the Manager, may still require the prior approval of the SEC. In general, (i) any person who owns, controls, or holds power to vote, more than 5% of the Fund’s outstanding Shares; (ii) any director, executive officer, or general partner of that person; and (iii) any person who directly or indirectly controls, is controlled by, or is under common control with, that person, must obtain the prior approval of a majority of the Fund’s disinterested directors, and, in some situations, the prior approval of the SEC, before engaging in certain transactions involving the person or any company controlled by the Fund. The 1940 Act generally does not restrict transactions between the Fund and its eligible portfolio companies. While a BDC may change the nature of its business so as to cease being a BDC (and in connection therewith withdraw its election to be treated as a BDC) only if authorized to do so by a majority vote (as defined by the 1940 Act) of its outstanding voting securities, shareholder approval of changes in other fundamental investment policies of a BDC is not required (in contrast to the general 1940 Act requirement, which requires shareholder approval for a change in any fundamental investment policy).
Dividends and Distributions. The Fund intends to distribute to its shareholder all equity securities received from portfolio companies simultaneously, or shortly following, their acquisition and substantially all of its net investment income and net realized capital gains, if any, as determined for income tax purposes less appropriate reserves. Applicable law, including provisions of the 1940 Act, may limit the amount of dividends and other distributions payable by the Fund. Income dividends will generally be paid quarterly to shareholders of record on the last day of each preceding calendar quarter end. Substantially all of the Fund’s net capital gain (the excess of net long-term capital gain over net short-term capital loss) and net short-term capital gain, if any, will be distributed annually, or on a more frequent basis as determined by the Manager.
Until September 30, 2019, (the “Investment Ramp down Date”), the Fund may make loan commitments to reinvest the proceeds of matured, repaid or resold investments, net of required distributions to its shareholder, principal payments on borrowings and expenses or other obligations of the Fund, in new loans. The Manager shall be permitted to extend the Investment Period by up to two (2) additional calendar quarters in its sole and absolute discretion. Following the end of the commitment period, the Fund will begin to distribute to investors all proceeds received from principal payments and sales of investments, net of reserves and expenses, principal repayments on the Fund’s borrowings, amounts required to fund financing commitments entered into before such date, and any amounts paid on exercise of warrants. Distributions of such amounts are likely to cause annual distributions to exceed the earnings and profits of the Fund available for distribution, in which case such excess will be considered a tax-free return of capital to a shareholder to the extent of the shareholder’s adjusted basis in its shares and then as capital gain. The Fund may borrow money to fund shareholder distributions, to the extent consistent with the 1940 Act and a prudent capital structure.
Competition. Other entities and individuals compete for investments similar to those proposed to be made by the Fund, some of whom may have greater resources than the Fund. Furthermore, the Fund’s need to comply with provisions of the 1940 Act pertaining to BDCs and provisions of the Code pertaining to RICs might restrict the Fund’s flexibility as compared with its competitors. The need to compete for investment opportunities may make it necessary for the Fund to offer borrowers more attractive transaction terms than otherwise might be the case.
Employees. The Fund has no employees; all of its officers are officers and/or employees of the Manager, and all of its required services are performed by officers and employees of the Manager.
Available Information. The Fund's office is located at 104 La Mesa Drive, Suite 102, Portola Valley, CA 94028, and the phone number is (650) 234-4300. The Manager maintains a website at https://westerntech.com/.
The SEC maintains a website, www.sec.gov, that contains reports, proxies and information statements filed by the Fund.

ITEM 1A.	RISK FACTORS.
GENERAL

Reliance on Management.
The Fund will be wholly dependent for the selection, structuring, closing and monitoring of its investments on the diligence and skill of the Manager, acting under the supervision of the Fund’s Board of Directors. Although the operating principals of the Manager have a long history of combined experience in investing in venture lending transactions and equity investments, there can be no assurance that the Fund will attain its investment objective. Furthermore, the Manager does not have substantial experience investing in special situations financings such as convertible and subordinated debt of public and late-stage private companies. The officers of the Manager will have primary responsibility for the selection of the companies in which the Fund will invest, the negotiation of the terms of such investments and the monitoring and servicing of such investments after they are made. Although the officers of the Manager intend to devote such time as is necessary to the affairs of the Fund, they are not required to devote full time to the management of the Fund. Furthermore, there can be no assurance that any officer will remain associated with the Manager or that, if an officer ceased to be associated with the Manager, the Manager would be able to find a qualified person or persons to fill the position.
Illiquid and Long-Term Investment. On last day of the calendar quarter of the fifth anniversary of the first investment by the Fund (or, if earlier, the Company), the Fund will cease to make any new equity investments as well as investments in venture loans (except pursuant to commitments made before the fourth anniversary, or if applicable, the extended commitment date (up to 2 calendar quarters) and will distribute to its shareholder all proceeds received from principal payments and sales net of: (i) reserves and expenses; (ii) principal repayments on the Fund’s borrowings; (iii) amounts required to fund financing commitments entered into before such fourth anniversary, or if applicable, the extended commitment date; and (iv) any amounts paid on exercise of warrants or otherwise paid to protect the value of existing investments (including, for example, pay-to-play provisions and purchases of equity securities in “down rounds” to avoid dilution). The Fund’s Articles of Incorporation provide that, on December 31, 2025, the Fund automatically will be dissolved without any action by its shareholder. From and after such dissolution, the Fund’s activities will be limited to the winding-up of its affairs, the liquidation of its remaining assets and the distribution of the net proceeds thereof to its shareholder. Although the Fund generally would not make any loan with a stated maturity date later than December 31, 2025, it is possible that, due to a default by a borrower or a transaction restructuring due to a borrower’s financial difficulties, such a loan may remain outstanding in whole or in part beyond its original maturity date. Furthermore, the Fund may not be able to sell warrants it receives from borrowers, or the equity securities (including those received upon exercise of warrants or conversion of debt instruments or in connection with restructuring of a troubled loan), to the extent those investments were retained by the Fund and not distributed earlier to its shareholder, for a significant period of time due to legal or contractual restrictions on resale or the absence of a liquid secondary market. As a result, the liquidation process might not be completed for a significant period after the Fund’s dissolution. In addition, it is possible that, if certain of the Fund’s assets are not liquidated within a reasonable time after the Fund’s dissolution, the Fund may elect to make a distribution in kind of all or part of such assets to its shareholders. In such case, the shareholders would bear any expenses attendant to the liquidation of such assets.
Although shares of the Fund have been registered under the Securities Exchange Act of 1934 (the “Exchange Act”), there will be no trading market for shares in the Fund (which are all owned by the Company), and thus shares of the Fund should be considered illiquid.
Competition. Other entities and individuals compete for investments similar to those made by the Fund, some of whom, with respect to investments in the form of loans, and many of whom, with respect to the equity investments and convertible and subordinated debt, have greater resources than the Fund. Furthermore, competition could increase given the low barriers to entry in the industry. Additionally, the Fund’s need to comply with provisions of the 1940 Act pertaining to BDCs and, if the Fund qualifies as a RIC, provisions of the Code pertaining to RICs, might restrict the Fund’s flexibility as compared with its competitors. The need to compete for investment opportunities may make it necessary for the Fund to offer borrowers or companies in which it makes equity investments more attractive terms than otherwise might be the case. If the Fund encounters increased competition from other entities or individuals or is hindered by the provisions under the 1940 Act or the Code relating to BDCs or RICs, respectively, the Fund may not fund new investments, which could impact the operations of the Fund.
Convertible Debt.  Convertible debt instruments issued by public and late-stage private companies may comprise some of the Special Situation Financings in which the Fund may invest. Convertible debt generally offers lower interest yields than non-convertible debt of similar quality. The market value of debt tends to decline as interest rates increase and, conversely, to increase as interest rates decline. The market value of convertible debt, however, often reflects the market price of common stock of the issuing company when that stock price is greater than the conversion price of the convertible debt. The conversion price is the predetermined price at which the debt instrument could be exchanged for the associated stock. As the market price of the underlying common stock declines, the price of the convertible debt tends to be influenced more by the yield of the debt instrument. Thus, it may not decline in price to the same extent as the underlying common stock.
Subordinated Debt. Part of the Special Situation Financings in which the Fund may invest may consist of subordinated debt instruments, which tend to be predominantly high-yield non-convertible debt securities. Investments in high-yield securities involve substantial risk of loss. Sub-investment grade non-convertible debt securities, or comparable unrated securities, are commonly referred to as “junk debt” and are considered speculative with respect to the issuer’s ability to pay interest and principal and are susceptible to default or decline in market value due to adverse economic or business developments. The market values for high-yield securities tend to be very volatile, and these securities are less liquid than investment grade debt securities.
Leverage. The Fund currently borrows money from and intends to continue to borrow money from and could issue debt securities to banks, insurance companies, and other lenders to obtain additional funds to originate venture loans. Under the 1940 Act, the Fund may not incur borrowings unless, immediately after the borrowing is incurred, such borrowings would have “Asset Coverage” of at least 200%, generally, and of at least 150% if certain conditions are met. “Asset Coverage” means the ratio which the value of the Fund’s total assets, less all liabilities not represented by (i) the borrowings and (ii) any other liabilities constituting “senior securities” under the 1940 Act, bears to the aggregate amount of such borrowings and senior securities. The practical effect of this limitation is to limit the Fund’s borrowings and other senior securities to 50% of its total assets less its liabilities other than the borrowings and other senior securities. The 1940 Act also requires that, if the Fund borrows money, provisions be made to prohibit the declaration of any dividend or other distribution on the shares (other than a dividend payable in shares), or the repurchase by the Fund of shares, if, after payment of such dividend or repurchase of shares, the Asset Coverage of such borrowings would be below 200% (or 150%, as applicable). If the Fund is unable to pay dividends or distributions in the amounts required under the Code, it might not be able to qualify for the pass-through status as a RIC or, if qualified, to continue to so qualify.
The Fund has a secured syndicated loan facility with a borrowing availability of $280.0 million and the outstanding balance under the facility as of December 31, 2018 was $203.0 million.

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
Lenders required that the Fund pledge all assets as collateral for borrowings and may require that the Company provide guarantees or other credit enhancements. The Company, however, will not pledge its assets to secure such borrowings as this could result in unrelated business taxable income to its tax-exempt members. If the Fund is unable to service the borrowings, the Fund may risk the loss of such pledged assets.
Lenders required that the Fund agree to loan covenants limiting the Fund’s ability to incur additional debt or otherwise limiting the Fund’s flexibility, and loan agreements may provide for acceleration of the maturity of the indebtedness if certain financial tests are not met. To minimize risks associated with borrowing money at floating rates and lending money at fixed rates, the Fund may enter into interest rate hedging transactions with respect to all or any portion of the Fund’s borrowings. There can be no assurance that such interest rate hedging transactions will be available in forms acceptable to the Fund. In addition, entering into interest rate hedging transactions increases costs to the Fund. Finally, it is possible that the Fund could incur losses from being “over hedged,” which would result if the debt that was hedged is repaid faster than expected.

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
Tax Status. The Fund must meet several requirements, described herein under the caption “Federal Income Taxation,” to qualify for the pass-through status as a RIC and, if qualified, to continue to so qualify. For example, the Fund must meet specified asset diversification standards under the Code which might prove difficult if certain borrowers with larger commitments drew on their committed financing at a rate faster than other borrowers to whom smaller commitments were made, particularly during the early periods of the Fund’s operations. If the Fund experiences difficulty in meeting the diversification requirement for any fiscal quarter of its taxable year, it might need to accelerate capital calls or, if available, borrowings in order to increase the portion of the Fund’s total assets represented by cash, cash items, and U.S. government securities as of the close of the following fiscal quarter and thus attempt to meet the diversification requirement. The Fund, however, would incur additional interest and other expenses in connection with any such accelerated borrowings, and increased investments by the Fund in cash, cash items, and U.S. government securities (whether the funds to make such investments are derived from called equity capital or from accelerated borrowings) are likely to reduce the Fund’s return. Furthermore, there can be no assurance that the Fund would be able to meet the diversification requirements through such actions. Failure to qualify as a RIC would deny the Fund pass-through status and, in a year in which the Fund has taxable income, would have a significant adverse effect on the return of the Fund. Tax laws are dynamic and tax laws either in the U.S. or in foreign jurisdictions could change causing a different than expected outcome.
The Fund has received an opinion that, assuming the Fund’s election to be a BDC under Sections 6(f) and 54 of the 1940 Act will be valid and will remain in effect and that the Fund otherwise meets the qualification requirements set forth in Section 851(b) and the distribution requirements in Section 852(a) of the Code, if the Fund’s status as a RIC is challenged by the Internal Revenue Service (the “IRS”) in court and properly litigated, a court of competent jurisdiction will respect that status for federal income tax purposes. If the SEC were to disallow the Fund’s election to be treated as a BDC, then the Fund would not be eligible to be treated as a RIC and, therefore, would be subject to federal corporate tax on its income and gains. The opinion referred to above is based on the Code, regulations thereunder, IRS rulings, procedures and pronouncements, court decisions and other applicable law as of the date hereof, and certain representations that the Fund has made to its legal counsel. Legal opinions, however, are not binding on the IRS or the courts, and no ruling has been or will be requested from the IRS. No assurance can be given that the IRS will concur with such opinion.
Allocation of Expenses. If the Fund is not deemed to be engaged in a trade or business, individuals and certain other persons who are members of the Company will be required to include in their gross income an amount of certain Fund expenses relating to the production of gross income that are allocable to the Company. These members, therefore, will be deemed to receive gross income from the Fund in excess of the distributions they actually receive. Such allocated expenses were deductible by an individual Member as a miscellaneous itemized deduction, for 2017 subject to the limitation on miscellaneous itemized deductions not exceeding 2.0% of adjusted gross income to the extent the Fund is not engaged in a trade or business. However, for the years 2018 through 2025, no deduction for such expense would be allowed. For the tax years 2026 and beyond, the provision will expire and the expenses would be deductible under the pre-2018 law as currently written.
Calculation of Management Fee. As compensation for its services to the Fund for the two-year period that commenced with the first capital closing, which took place on August 8, 2015, the Manager received a management fee (“Management Fee”) computed and paid at the end of each quarter at an annual rate of 2.5% of the Company’s committed equity capital (regardless of when or if the capital was called) as of the last day of each fiscal quarter. Following this two-year period, starting on August 12, 2017, Management Fees are calculated and paid at the end of each quarter at an annual rate of 2.5% of the Fund’s total assets (including amounts derived from borrowed funds) as of the last day of each quarter.

Risks Related to Cybersecurity. Increased reliance on technology by the Fund and its service providers and portfolio companies has increased the risks posed to their respective information systems. The Fund and its service providers and portfolio companies are susceptible to operational and information security risks that include, among other things: human error and negligence; theft; the unauthorized monitoring, release, misuse, loss, destruction or corruption of confidential and highly restricted data; denial of service attacks; unauthorized access to relevant systems; compromises to networks or devices that the Fund and its service providers use to service the Fund’s operations; and operational disruption or failures of physical infrastructure or operating systems.

Cyber-attacks against or security breakdowns of the Fund or its service providers or portfolio companies may adversely impact the Fund and its shareholders, potentially resulting in, among other things: financial losses; the inability of Fund shareholders to transact business and the Fund to process transactions; exposure of personal information belonging to the Fund and its shareholders and violations of applicable privacy and other laws; regulatory fines, penalties, reputational damage, reimbursement or other compensation costs; and/or additional compliance costs. The Fund may incur additional costs for cybersecurity risk management and remediation purposes. In addition, cybersecurity and privacy risks may also impact the Fund’s transactional counterparties, governmental and other regulatory authorities, exchange and other financial market operators, banks, brokers, dealers, insurance companies and other financial institutions, which could cause the Fund to suffer losses.

In general, cybersecurity attacks and breaches include, but are not limited to, efforts by bad actors to gain unauthorized access to systems, networks, devices or other digital systems (e.g., through “hacking” or malicious software coding) for purposes of misappropriating assets or sensitive information, corrupting data or causing operational disruption. Cyber-attacks also may be carried out in a manner that does not require gaining unauthorized access, such as causing denial-of-service attacks on websites (i.e., efforts to make services unavailable to intended users) or using a phishing scheme to impersonate an executive or vendor to cause an unauthorized transfer of funds. There can be no assurance that the Fund or its service providers or portfolio companies will not suffer losses relating to cyber-attacks or other information security breaches in the future.

While information risk management systems and business continuity plans have been developed which are designed to reduce the risks associated with cybersecurity, there are inherent limitations in any cybersecurity risk management systems or business continuity plans, including the possibility that certain risks have not been identified and that cyber-attacks may be highly sophisticated. There can be no assurance that the programs, plans and systems in place will prevent a cyber-attack or otherwise prevent cyber losses.

In addition, federal, state and foreign governments and agencies have adopted and could in the future adopt regulations covering issues such as user privacy. If the Fund’s and/or its services providers’ or portfolio companies’ privacy or data security measures fail to comply with current or future laws and regulations, they may be subject to additional litigation, regulatory investigations or other liabilities that could result in financial loss, litigation and regulatory investigations and penalties, and other liabilities that could damage their reputation and adversely impact the Fund’s and/or its service providers’ or portfolio companies’ performance and financial condition.

MeToo Movement. The #MeToo, “Time’s Up” and related social movements have focused attention on issues relating to gender equality in the workplace and raised awareness of the obligation to prevent sexual harassment and other forms of sexual misconduct in the workplace. Recently, companies have lost executives and faced major lawsuits and fines due to allegations of sexual harassment, gender discrimination and other misconduct, including negligence or misconduct in handling such allegations. There is no guarantee that the Fund’s portfolio companies will not experience negative fallout stemming from allegations of sexual harassment, gender discrimination and other misconduct resulting from the actions and/or inactions of such companies, their employees, and/or affiliates.

Brexit Risk. The risk of investing in portfolio companies based out of or related to Europe may be heightened due to the 2016 referendum in which the United Kingdom (“UK”) voted to exit the European Union (“EU”). There is significant uncertainty about how negotiations relating to the UK’s withdrawal will be conducted, as well as the potential consequences and precise timeframe for “Brexit.” On March 29, 2017, the UK formally notified the European Council of its intention to withdraw from the EU and begin the two-year period set out for withdrawal discussions in the Treaty on European Union. The UK is scheduled to exit the EU on March 29, 2019, but the fate of Brexit remains unclear as the terms of the eventual Brexit must be agreed to and the exit deadline may be extended under EU law, especially if the UK and the EU are unable to agree on a Brexit deal prior to the March 2019 deadline. The UK could also, in theory, cancel Brexit if the rest of the EU consents. The ultimate effects of Brexit will depend on agreements the UK negotiates to retain access to EU markets either during a transitional period or more permanently. Brexit could lead to legal and tax uncertainty and potentially divergent national laws and regulations as the UK determines which EU laws to replace or replicate. While it is not possible to determine the precise impact these events may have on the Fund, during this period and beyond, the impact on the UK and European economies and the broader global economy could be significant, including increased volatility and illiquidity, and potentially lower economic growth, on markets in the UK, Europe and globally, thereby adversely affecting the value of the Fund’s investments. In addition, if one or more other countries were to exit the EU or abandon the use of the euro as a currency, the value of investments tied to those countries or the euro could decline significantly and unpredictably.

Climate Change and Natural Disaster Risk. Climate change and related legislation, regulation and accords, both domestic and international, intended to control the impact of climate change may significantly affect the value of the Fund’s investments. Extreme weather patterns or natural disasters, such as the Tohoku earthquake and resulting tsunami in Japan in 2011, the Alaska earthquake in 2018, major hurricanes in the United States in 2017 and 2018, or the threat thereof, could also adversely impact Fund portfolio companies’ facilities, operations, and services, as well as certain industries, or group of industries, and regions related to the Fund’s investments. In addition, climate change regulation or business trends driven by climate change could result in direct or indirect adverse consequences to the Fund’s investments.

LIBOR Phase-Out Risk. Many financial instruments utilize or are permitted to utilize a floating interest rate based on the London Interbank Offered Rate, or “LIBOR,” which is the offered rate for short-term Eurodollar deposits between major international banks. On July 27, 2017, the head of the UK’s Financial Conduct Authority announced a desire to phase out the use of LIBOR by the end of 2021. There is thus uncertainty regarding the future utilization of LIBOR and the nature of any replacement rate. As such, the effect of a transition away from LIBOR on the Fund or the financial instruments in which the Fund invests cannot yet be determined.
INVESTMENT RISKS

International Investments. The Fund could invest up to, but not more than, 30% of its total assets in foreign based companies. Foreign investments are subject to most of the same risks as domestic investments, as well as the political, economic and other uncertainties associated with foreign activities, including the risk of war and political unrest, the impact of laws and policies of foreign governments and the United States affecting foreign investment, and the possibility of being subject to the jurisdiction of foreign courts in connection with legal disputes or the inability to subject foreign persons to the jurisdiction of courts in the United States. Furthermore, there may be practical and local law impediments to cost-effective recovery against collateral located in a foreign country. Moreover, it is possible that taxes may be required to be withheld by the foreign company on dividend and interest payments received by the Fund with respect to such foreign investments. Although capital gains derived by the Fund with respect to such investments in such foreign company may often be exempt from non-U.S. income or withholding taxes, the treatment of capital gains varies among jurisdictions. If the income from such foreign investments is subject to non-U.S. income or withholding taxes, the Fund will attempt to negotiate offsetting gross-up payments from the foreign-based company. No assurances, however, can be given that the Fund would be able to negotiate such offsetting payments.
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
Accounting & Disclosure Standards. Accounting, auditing, financial, and other reporting standards, practices, and disclosure requirements in countries in which the Fund may invest are not necessarily equivalent to those required under Generally Accepted Accounting Principles in the United States (“U.S. GAAP”). Accordingly, less information may be available to investors.
Credit Risks. Most of the companies with which the Fund will enter into financing transactions will not have achieved profitability, may experience substantial fluctuations in their operating results or, in many cases, will not have significant operating revenues. The ability of any borrower to meet its obligations to the Fund, therefore, will depend to a significant extent on the willingness of such borrower’s venture capital equity investors or outside investors to provide additional equity financing, which in turn will depend on the borrower’s success in meeting its business plan, the market climate for venture capital investments generally, among other factors. The companies to which the Fund will provide financing will frequently be engaged in the development of new products or technologies, and the success of these efforts, or the ability of the companies to successfully manufacture or market products or technologies developed, cannot be assured. These companies frequently face intense competition, including competition from companies with greater resources, and may face risks of product or technological obsolescence, non-acceptance in the market, or rapidly changing regulatory environments, any of which could adversely affect their prospects. The success of such companies often depends on the management talents and efforts of one person or small group of persons whose death, disability, resignation or other form of departure would adversely affect the company.
Remedies Upon Default. In the event of a default on a portfolio loan, the available remedies to the Fund would include legal action against the borrower and foreclosure or repossession of collateral given by the borrower. However, the Fund could experience significant delays in exercising its rights as a secured lender and might incur substantial costs in taking possession of and liquidating its collateral and in taking other steps to protect its investment. The Fund generally will require that it have a first priority security interest in any equipment of a borrower financed with the proceeds of the Fund’s loans, although that security interest may extend to the borrower’s other assets in which another lender might have a senior or parity security interest. It is anticipated that the Fund will make loans to a borrower that has one or more other secured lenders. In such circumstances, the Fund may share all or a portion of its collateral with the other lender(s) and will enter into intercreditor agreements governing the respective rights of the Fund and such other lender(s), which could limit the Fund’s flexibility in pursuing its remedies as a secured creditor, and reduce the proceeds realized from foreclosing or taking possession of the collateral. In the case of growth capital or working capital loans (where the loan proceeds can be used by the company for general corporate purposes), the Fund will typically receive either a broader lien on substantially all of the borrower’s assets, including its intellectual property, or a lien on substantially all of the borrower’s assets, excluding intellectual property, and a negative pledge on such intellectual property.
As noted above, the Fund may utilize certain of its funds in investments that involve the financing of equipment assets. Equipment assets are often subject to rapid depreciation or obsolescence such that it is likely that the value of the assets underlying a loan to finance such assets will depreciate during the term of the loan transaction below the amount of the borrower’s obligations. In addition, although borrowers will be required under the transaction documents to provide customary insurance for the assets underlying a loan and will be prohibited from disposing of the assets without the Fund’s consent, compliance with these covenants cannot be assured and, in the event of non‑compliance, the assets could become unavailable to the Fund due to destruction, theft, sale or other circumstances. Realization of value from intellectual property collateral can also be time consuming and present special challenges, given the often unique nature and limited market for such assets. The Fund’s ability to obtain payment beyond the collateral underlying the loan from the borrower might be limited by bankruptcy or similar laws affecting creditors’ rights. In limited instances where the Fund takes security interests in a borrower’s assets located in a foreign country, there may be practical and local law impediments to cost-effective recovery against such collateral. Therefore, there can be no assurance that the Fund would ultimately collect the full amount owed on a defaulted loan.

Emerging Company Risks. The possibility that the companies in which the Fund invests will not be able to commercialize their technology or product concept presents significant risk. Additionally, although some of such companies may already have a commercially successful product or product line at the time of investment, technology products and services often have a more limited market or life span than products in other industries. Thus, the ultimate success of these companies may depend on their ability to continually innovate in increasingly competitive markets. Most of the companies in which the Fund invests will require substantial additional equity financing to satisfy their continuing growth and working capital requirements. Each round of venture financing is typically intended to provide a company with enough capital to reach the next stage of development. The circumstances or market conditions under which such companies will seek additional capital is unpredictable. It is possible that certain of such companies will not be able to raise additional financing or may be able to do so only at a price or on terms which are unfavorable to the Fund.
Privately-held Company Risks. The Fund invests primarily in privately-held companies. Generally, very little public information exists about these companies and the Fund will be required to rely on the ability of the Manager to obtain adequate information to evaluate the potential returns from investing in these companies. Moreover, these companies typically depend upon the management talents and efforts of a small group of individuals and the loss of one or more of these individuals could have a significant impact on the investment returns from a particular company. Also, these companies frequently have less diverse product lines and smaller market presence than larger companies. They are thus generally more vulnerable to economic downturns and may experience substantial variations in operating results.
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
Financial Market Risk. The ability of the Fund to provide an acceptable return may be adversely affected by economic factors to which the market place is subject. Additionally, market turmoil could have a deleterious effect on the Company’s investors which could impede the ability to provide capital to the Fund. This could impair the Fund’s ability to honor commitments to lend, pay expenses of the Fund, or repay the Fund’s loans. The volatility in the global financial markets, which reached unprecedented levels during 2008 and 2009, and continued for some period thereafter (albeit to a lesser extent), may recur in the future. This and other types of market turmoil could have a material adverse effect on the Fund’s business and operations. The tightening of the credit markets could impair the Fund’s ability to either acquire or utilize leverage to maximize the return it achieves on investments. The Fund’s predecessors (Venture Lending & Leasing Fund I, Inc., Venture Lending & Leasing II, Inc., Venture Lending & Leasing III, Inc., Venture Lending & Leasing IV, Inc., Venture Lending & Leasing VI, Inc., and Venture Lending & Leasing VII, Inc., and to a lesser extent Venture Lending & Leasing V, Inc., utilized leverage to increase returns to investors. If the Fund is unable to utilize leverage to the same extent as its predecessors, or unable to utilize leverage at all, there could be a material difference in the Fund’s return as compared to these funds.
It is possible that market conditions could decrease the demand for venture loans, especially where the U.S. and global economic conditions deteriorated and remained weak for an extended period of time. Furthermore, market conditions could also adversely impact either or both the ability of the Fund’s borrowers to meet their obligations to the Fund and the value of the Fund’s direct investments in companies. Most of the companies in which the Fund will invest will not have achieved profitability and will require substantial equity financing to satisfy their continuing growth and working capital requirements. An economic downturn could decrease the demand for such borrower’s products and technology, thereby impairing such borrower’s financial condition and its ability to raise additional equity financing from outside investors. Should these events occur, there could be an increase in borrower defaults under their obligations to the Fund, or a decrease in the value of the Fund’s direct equity investments.
Other U.S. and Global Economic Risks. In addition to the crisis in the financial markets discussed above, the ability of the Fund to provide an acceptable return may be adversely affected by other economic and business factors to which the U.S. market place is subject. These factors, which generally are beyond the control of the Manager, include: general economic conditions, such as inflation and fluctuations in general business conditions; the impact of terrorist attacks within or against the United States or other countries where investments are made; the effects of strikes, labor disputes and domestic and foreign political unrest; and uncertainty in the U.S. economy.
Changes to U.S. trade policy may have a negative effect on the global economy and/or the Fund’s portfolio companies and, in turn, harm the Fund. Significant changes to U.S. trade policy, including changes to current legislation and trade agreements and the imposition of tariffs have been discussed by the current U.S. presidential administration and certain members of Congress. Recently, the administration has imposed tariffs on a range of goods imported into the U.S., and a few countries have retaliated with tariffs against the United States. These retaliatory actions could trigger extended “trade wars” between the U.S. and its trading partners, resulting in additional barriers to the international market, inclusive of customers, vendors, and potential investors. Under these circumstances, the cost of goods for some portfolio companies could increase, resulting in lower consumer demand for their goods and reduced cash flows. While it is unknown whether and to what extent new legislation will be enacted into law, the enactment or amendment of trade legislation and/or renegotiation of trade agreements may impose additional compliance costs on portfolio companies, restrict their ability to participate in international markets and otherwise disrupt their current operations.
Special risk considerations relating to China. The Fund may invest in portfolio companies that are based in China, have significant operations in China or are otherwise connected to China. Markets in China can be volatile due to uncertain social, economic, regulatory and political factors. The severity and duration of any adverse economic conditions may be driven by governmental or quasi-governmental policies; in particular the imposition of sanctions by outside governments could severely disrupt the Chinese economy and the value of securities tied to it. For example, Fund portfolio companies may be significantly impacted by trade disputes between the United States and China involving U.S.-imposed tariffs. Among other things, such disputes could prompt a portfolio company that relies on Chinese investors could experience challenges in securing additional capital investments. These factors could be exacerbated as a result of negotiations between the United States and China to resolve the trade disputes.
Speculative Nature of Warrants and Equity Investments. The value of the warrants that the Fund generally will receive and distribute to its shareholder in connection with its financing investments is dependent on the value of the equity securities for which the warrants can be exercised. The value of such warrants, direct equity investments, and equities received upon conversion of debt instruments is dependent primarily on the success of the company’s business strategy and the growth of its earnings, but also depends on general economic and equity market conditions. The prospects for achieving consistent profitability in the case of many companies in which the Fund invests are speculative. The warrants, equity securities for which the warrants can be exercised, direct equity investments, and equities received upon conversion of debt instruments generally will be restricted securities that cannot readily be sold for some period of time. If the value of the equity securities underlying a warrant does not increase above the exercise price during the life of the warrant, the Fund may permit the warrant to expire unexercised and the warrant would then have no value.
Illiquidity of Investments. Substantially all of the Fund’s portfolio investments (other than short-term investments) will consist of securities that, at the time of acquisition, are subject to restrictions on sale and for which no ready market will exist. Restricted securities cannot be sold publicly without prior agreement with the issuer to register the securities under the 1933 Act, or by selling such securities under Rule 144 or other provisions of the 1933 Act which permit only limited sales under specified conditions. Venture loans and equity investments are privately negotiated transactions, and there is no established trading market in which such loans and equity investments can be sold. Convertible and subordinated debt investments may also be privately negotiated transactions. In the case of warrants or equity securities, the Fund generally will realize the value of such securities only if the issuer is able to make an initial public offering of its shares, or enters into a business combination with another company which purchases the Fund’s warrants or equity securities or exchanges them for publicly-traded securities of the acquirer. The feasibility of such transactions depends upon the entity’s financial results as well as general economic and equity market conditions. In the past, crises in the financial markets have dramatically reduced the volume of initial public offerings and mergers and acquisitions in the market place. If such a crisis recurs, the Fund’s ability to realize liquidity through its investments would likely be impaired. Furthermore, even if the restricted warrants or equity securities owned become publicly-traded, the Fund’s ability to sell such securities may be limited by the lack (or limited nature) of a trading market for such securities. If the Fund holds material nonpublic information regarding the issuer of the securities, the Fund’s ability to sell such securities may also be limited by insider trading laws. When restricted securities are sold to the public, the Fund, under certain circumstances, may be deemed an “underwriter” or a controlling person with respect thereto for the purposes of the 1933 Act, and be subject to liabilities as such under that Act.
Because of the illiquidity of the Fund’s investments, most of its assets will be carried at fair value as determined by the Manager~~,~~ in accordance with the Fund’s policy, as approved by the Fund’s Board of Directors. This value will not necessarily reflect the amount ultimately realized upon a sale of the assets.
Non-Diversified Status. The Fund is classified as a “non-diversified” investment company under the 1940 Act, but the Fund may, from time to time, act as a diversified investment company within the meaning of Section 5(b)(1) of the 1940 Act. The Fund elected to be treated as a RIC under the Code and operates in a manner to qualify for the tax treatment applicable to RICs, including the diversification requirement. Nevertheless, the Fund’s assets may be subject to a greater risk of loss than if its investments were more widely diversified.
CONFLICTS OF INTEREST

Transactions with Venture Lending & Leasing VII, Inc. (“Fund VII”). The Manager also serves as the manager for Fund VII. The Fund’s Board of Directors determined that so long as Fund VII had capital available to invest in loan transactions with final maturities earlier than December 31, 2022 (the date on which Fund VII will be dissolved), the Fund would invest in each portfolio company in which Fund VII invested (“Investments”). Generally, the amount of each Investment was allocated 50% to the Fund and 50% to Fund VII, or such other allocations as were determined by the respective fund boards. Effective June 30, 2017, Fund VII was no longer permitted to enter new commitments to borrowers; however, Fund VII is permitted to fund existing commitments, in which the Fund may also be invested. Fund VII’s last commitment expired on July 31, 2018. The ability of the Fund to co-invest with Fund VII is subject to the conditions (“Conditions”) set forth in certain exemptive relief currently being sought by the Fund and certain related parties from the SEC from the provisions of Sections 17(d) and 57 of the 1940 Act and Rule 17d-1 thereunder.
    To the extent that clients, other than Fund VII, advised by the Manager (but in which the Manager has no proprietary interest) invest in opportunities available to the Fund, the Manager will allocate such opportunities among the Fund and such other clients in a manner deemed fair and equitable considering all of the circumstances in accordance with the Conditions.
Transactions with Venture Lending & Leasing IX, Inc. (“Fund IX”). The Manager also serves as manager for Fund IX. The Fund's Board of Directors determined that so long as Fund IX has capital available to invest in loan transactions with final maturities earlier than December 31, 2028 (the date on which Fund IX will be dissolved), the Fund may invest in each portfolio company in which Fund IX invests (“Investments”). Generally, the amount of each investment will be allocated 50% to the Fund and 50% to Fund IX, or such other allocations as may be determined by the respective fund boards. The ability of the Fund to co-invest with Fund IX is subject to the Conditions described above. After September 30, 2019, the Fund will no longer be permitted to enter into new commitments to borrowers; however, the Fund will be permitted to fund existing commitments, in which Fund IX may also be invested. The Manager is permitted to extend the Fund's investment period by up to two (2) additional calendar quarters in its sole and absolute discretion.
To the extent that clients, other than Fund IX, advised by the Manager (but in which the Manager has no proprietary interest) invest in opportunities available to the Fund, the Manager will allocate such opportunities among the Fund and such other clients in a manner deemed fair and equitable considering all of the circumstances in accordance with procedures approved by the Fund’s Board of Directors (including a majority of the disinterested directors).
Intercreditor Agreements. In all transactions in which the Fund, Fund VII and/or Fund IX invest or those in which another lender/lenders has either invested or may later invest, it is expected that the Fund, Fund VII, and/or Fund IX and the other lender/lenders will enter into an intercreditor agreement pursuant to which the Fund, Fund VII and/or Fund IX will cooperate, along with any predecessor funds which still have a balance outstanding, in pursuing their remedies following a default by the common borrower. Generally, under such intercreditor agreements, each party would agree that its security interest would be treated in parity with the security interest of the other party, regardless of which security interest would have priority under applicable law. Accordingly, proceeds realized from the sale of any collateral or the exercise of any other creditor’s rights will be allocated between the Fund, Fund VII, Fund IX and any predecessor funds as described above, pro rata in accordance with the amounts of their respective investments. An exception to the foregoing arrangement would occur in situations where, for example, one of the lenders financed specific items of equipment collateral; in that case, usually the lender who financed the specific assets will have a senior lien on that asset, and the other lender will have a junior priority lien (even though they may ratably share liens of equal priority on other assets of the common borrower).
As a result of such intercreditor agreements, the Fund may have less flexibility in pursuing its remedies following a default than it would have had had there been no intercreditor agreement, and the Fund may realize fewer proceeds. In addition, because the Fund, Fund VII and/or Fund IX invest at the same time in the same borrower, such borrower would be required to service two loans rather than one. Any additional administrative costs or burdens resulting therefrom may make the Fund a less attractive lender and may make it more difficult for the Fund to acquire such loans.
Valuation. The Manager is responsible for valuing the Fund’s assets and liabilities, subject to oversight by the Fund’s Board of Directors in the case of the Fund and has an inherent conflict in performing this function such that it has an incentive to increase the value of the assets for its performance record and to increase the Management Fee that it receives. The Fund does not intend to engage an independent valuation agent to value its assets and therefore is entirely reliant upon Manager and its delegates for valuing the assets.
Effect of Borrowings. During the first two years of the Fund’s investment operations, the Management Fee was calculated with reference to the committed equity capital of the Company, regardless of when or if all of such capital was called. As of August 12, 2017, the Management Fee is computed and paid quarterly, at an annual rate of 2.5% of the total value of the Fund’s assets (including amounts derived from borrowed funds) as of the last day of each fiscal quarter. Therefore, decisions by the Manager to cause the Fund to borrow additional funds may increase the quarterly fees payable to the Manager. The Fund’s overall borrowing limits, however, are set by the Fund’s Board of Directors in light of its fiduciary obligations.
Indemnification and Exculpation. The organizational documents of the Fund provide for indemnification of directors, officers, employees, advisory board members and agents (including the Manager) of the Fund, generally to the full extent permitted by applicable state law and the 1940 Act, including the advance of expenses and reasonable counsel fees. The charter of the Fund also contains a provision eliminating personal liability of a Fund director or officer to the Fund or its stockholder for money damages, subject to specified exceptions. In addition, the Fund has entered into an indemnification with its directors and officers. A successful claim for such indemnification, including payment of any expenses and counsel fees, would reduce the Fund’s assets by the amounts paid. Furthermore, Fund assets are used to obtain insurance policies that generally protect the Fund’s directors and officers from personal liability of actions taken in their roles as the Fund’s directors and officers.
Disinterested Directors and Advisory Board Members. The members of the Fund’s Board of Directors will overlap with the members of the Company’s advisory board, and the members of the Company’s advisory board are the same as, or a subset of, the disinterested directors of the Fund. Although the Manager expects that, given the Company’s 100% ownership of the Fund, the interests of the two entities will not diverge. However, it is conceivable that a conflict of interest could exist between the Fund and the Company. In addition, as compensation for services, the disinterested directors will receive an annual fee of $20,000 (plus $1,000 per meeting attended in person and an additional $5,000 for the chair of the Audit Committee). Effective December 5, 2018, the annual fee was increased to $30,000 and the compensation for the chair of the Audit Committee was increased to $10,000 and was pro-rated for the remainder of 2018. Any future changes to the compensation to be paid to the disinterested directors will be determined by the Nominating and Corporate Governance Committee of the Fund’s Board of Directors. Upon the liquidation of the Fund, the disinterested advisory board members will receive an annual fee in an amount determined by the Member (it is currently anticipated that such annual amount shall be $15,000). The disinterested directors and advisory board members will also be reimbursed for certain expenses. The payment of such fees may limit the objectivity and independence of the disinterested directors and the advisory board members on behalf of the Members.
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
Interests in Potential Portfolio Companies. The officers, principals and employees of the Manager may be passive investors in companies in which the Fund is considering an investment, either directly or indirectly through an investment in a venture capital fund that, in turn, is an investor in such a company. The officers, principals and employees of the Manager may recommend that the Fund invests in a company in which such person may serve as a director or advisor. Such a relationship presents potential conflicts of interest by providing the principal or employee with an incentive to influence the Manager’s decision to recommend an investment in the company in question. There is also a potential conflict of interest if such principal or employee could use information acquired through association with the Manager to influence or benefit his or her personal investment. The Manager addresses these potential conflicts through its policies and procedures that are designed to insulate its investment decision-making process and its research from these incentives. For example, the policies require that principals with a prior direct investment in a company be recused from the investment decision-making process with respect to that company.
Principals that serve as advisors to unaffiliated funds may make investment recommendations to these funds, which may be the same investment that the Fund has made or may make. The Manager’s policies and procedures require such principals to arrange for any such investment opportunity to be first offered to the Fund (or a predecessor fund) and for such investment opportunity to only subsequently be offered to an unaffiliated fund once declined by the Fund (or a predecessor fund).

ITEM 1B.	UNRESOLVED STAFF COMMENTS.
Not applicable.

ITEM 2.	PROPERTIES.
All of the Fund’s office space is provided by the Manager. The executive offices are located at 104 La Mesa Drive, Suite 102, Portola Valley, CA 94028.

ITEM 3.	LEGAL PROCEEDINGS.
The Fund is not a party to any material legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES.
Not applicable.
(Intentionally left blank)

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
The Fund’s Common Stock is not listed on any securities exchange, and all holders of the Fund’s common stock are subject to agreements significantly restricting the transferability of their shares.
The number of holders of record of the Fund’s common stock at March 14, 2019 was 1.
The Fund has a policy of distributing securities as acquired. The Fund values these securities at fair value at the time of acquisition in accordance with the Fund’s policy on valuation detailed in Note 3 to the financial statements included in this filing. In addition, some expenses of the Company may be paid by the Fund and will be deemed as distributions to the Company. The Fund has established a policy of declaring dividends on a quarterly basis to the extent that taxable income of the fund less applicable reserves exceeds warrant distributions and deemed distributions. As of December 31, 2018, the Fund had distributed $122.1 million to date to its sole shareholder, of which $77.5 million was in cash.

(Intentionally left blank)

ITEM 6.        SELECTED FINANCIAL DATA.
The following table summarizes certain financial data and should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto included elsewhere in this Form 10-K. The selected financial data set forth below have been derived from the audited financial statements.

	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016	For the Period Ended December 31, 2015*
Statements of Operations Data:
Investment income:
Interest on loans	$71,143,194	$35,937,318	$11,603,019	$611,757
Other interest and other income	274,879	235,096	144,326	13,167
Total investment income	71,418,073	36,172,414	11,747,345	624,924
Expenses:
Management fees	10,774,959	9,579,408	10,590,625	4,098,427
Organizational costs	—	—	—	181,096
Interest expense	10,163,068	4,903,598	1,529,710	—
Banking and professional fees	462,756	305,161	251,495	83,388
Other operating expenses	186,508	453,791	121,261	50,502
Total expenses	21,587,291	15,241,958	12,493,091	4,413,413
Net investment income (loss)	49,830,782	20,930,456	(745,746)	(3,788,489)

Net realized loss from loans	(14,285,388)	(4,852,881)	—	—
Net realized loss from derivative instruments	(334,834)	—	—	—
Net change in unrealized loss from loans	(2,058,044)	(954,960)	(3,315,913)	—
Net change in unrealized gain (loss) from derivative instruments	608,294	(52,189)	60,043	—
Net realized and change in unrealized loss from loans and derivative instruments	(16,069,972)	(5,860,030)	(3,255,870)	—

Net increase (decrease) in net assets resulting from operations	$33,760,810	$15,070,426	$(4,001,616)	$(3,788,489)

AMOUNTS PER COMMON SHARE:
Net increase (decrease) in net assets from operations	$337.61	$150.70	$(40.02)	$(37.88)
Weighted Average Shares Outstanding	100,000	100,000	100,000	100,000

	As of December 31,
	2018	2017	2016	2015
Statements of Assets and Liabilities Data:
Loans	$398,980,531	$310,710,678	$125,550,657	$26,231,626
Net assets	$216,543,951	$164,831,060	$81,071,642	$32,058,748
* From August 12, 2015, commencement of operations, through December 31, 2015

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Overview
The Fund provides financing and advisory services to a variety of carefully selected Venture-Backed Companies primarily throughout the United States with a focus on growth oriented companies. The Fund’s portfolio consists of companies in the communications, information services, media, and technology, including software and technology-enabled business services, bio-technology, and medical devices industry sectors, among others. The Fund’s capital is generally used by portfolio companies to finance acquisitions of fixed assets and working capital. On August 31, 2015, the Fund completed its first closing of capital contributions. On September 1, 2015, the Fund made its first investments, and became a non-diversified, closed-end investment company that elected to be treated as a BDC under the 1940 Act. While the Fund intends to operate as a non-diversified investment company within the meaning of Section 5(b)(2) for the 1940 Act, from time to time the Fund may act as a diversified investment company within the meaning of Section 5(b)(1) of the 1940 Act.
The Fund elected to be treated for federal income tax purposes as a RIC under the Code with the filing of its federal corporate income tax return for 2016. Pursuant to this election, the Fund generally will not have to pay corporate-level taxes on any income distributed to our shareholder as dividends, allowing the Fund to substantially reduce or eliminate its corporate-level tax liability.

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

The Fund’s investment objective is to achieve a superior risk adjusted investment returns. The Fund seeks to achieve its investment objective by providing debt financing to Venture-Backed Companies. Since inception, the Fund’s investing activities have focused primarily on private debt securities. The Fund generally receives warrants to acquire equity securities in connection with its portfolio investments. The Fund generally distributes these warrants to its shareholder upon receipt, or soon thereafter. The Fund also has guidelines for the percentages of total assets which will be invested in different types of assets.

The portfolio investments of the Fund will primarily consist of debt financing to Venture-Backed Companies in the technology sector. The borrower’s ability to repay its loans may be adversely impacted by several factors, and as a result, the loan may not fully be repaid. Furthermore, the Fund’s security interest in any collateral over the borrower’s assets may be insufficient to make up any shortfall in payments.
Critical Accounting Policies, Practices and Estimates
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

In evaluating the most critical accounting policies and estimates, the Manager has identified the estimation of fair value of the Fund’s loan investments as the most critical of the accounting policies and accounting estimates applied to the Fund’s reporting of net assets or operating performance. In accordance with U.S. GAAP, the Fund defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date; that is, an exit price. The exit price assumes the asset or liability was exchanged in an orderly transaction; it was not a forced liquidation or distressed sale. There is no readily available market price or secondary market for the loans made by the Fund to borrowers, hence the Manager determines fair value based on a hypothetical market and the estimates are subject to high levels of judgment and uncertainty. The Fund’s loan investments are considered Level 3 fair value measurements in the fair value hierarchy due to the lack of observability over many of the important inputs used in determining fair value.

Critical judgments and inputs in determining the fair value of a loan include the estimated timing and amount of future cash flows and probability of future payments, based on the assessment of payment history, available cash and “burn rate,” revenues, net income or loss, operating results, financial strength of borrower, prospects for the borrower’s raising future equity rounds, likelihood of sale or acquisition of the borrower, length of expected holding period of the loan, collateral position, the timing and amount of liquidation of collateral for loans that are experiencing significant credit deterioration and, as a result, collection becomes collateral dependent as well as an evaluation of the general interest rate environment. The Manager has evaluated these factors and has concluded that the effect of a deterioration in the quality of the underlying collateral, increase in the size of the loan, increase in the estimated time to recovery, and increase in the hypothetical market coupon rate would have the effect of decreasing the fair value of loan investments. The risk profile of a loan changes when events occur that impact the credit analysis of the borrower and the loan. Such changes result in the fair value being adjusted from par value of the individual loan. Where the risk profile is consistent with the original underwriting, the par value of the loan often approximates fair value.

The actual value of the loans may differ from the Manager’s estimates, which would affect net change in net assets resulting from operations as well as assets.
Results of Operations – For the year ended December 31, 2018, 2017 and 2016
Total investment income for the years ended December 31, 2018, 2017 and 2016 was $71.4 million, $36.2 million and $11.7 million, respectively, which primarily consisted of interest on venture loans outstanding. The remaining income consisted of interest and dividends on the temporary investment of cash, and other income from commitment fees and warrants. The average gross outstanding performing loans calculated on a monthly basis was $394.7 million, $224.7 million and $75.6 million for the years ended December 31, 2018, 2017 and 2016. The weighted average interest rate on performing loans was 18.03%, 15.91% and 15.34% for the same periods, respectively. The weighted average interest rate on all loans was 17.83%, 15.81% and 15.25% for the years ended December 31, 2018, 2017 and 2016. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants, and new loans funded during the year. The weighted average interest rates for 2018 increased significantly due to a large number of early payoffs, which increased loan investment income by $14.3 million.
Expenses for the years ended December 31, 2018, 2017 and 2016 was $21.6 million, $15.2 million and $12.5 million. Management fees are calculated based on the Company’s committed capital for the first two years of the Fund’s life and thereafter as a percentage of Fund assets. Management fees for the Fund were $10.8 million, $9.6 million and $10.6 million for the years ended December 31, 2018, 2017 and 2016. Until August 11, 2017, management fees were calculated as 2.5% of the committed capital of the Company. Starting on August 12, 2017, management fees were calculated as 2.5% of the Fund’s total assets. Management fees in 2017 were lower because the assets under management were lower than committed capital and the Fund was still building up its portfolio. Management fees are higher in 2018 with the growth in the loan portfolio and other assets.

Interest expense for the years ended December 31, 2018, 2017 and 2016 was $10.2 million, $4.9 million and $1.5 million. Interest expense was comprised of amounts related to interest on debt amounts drawn down, unused credit line fees and amounts amortized from deferred fees incurred in conjunction with the debt facility. Interest expenses increased primarily due to an increase in average outstanding debt from $35.1 million in 2016 to $103.2 million in 2017 and $191.3 million in 2018, as well as increases in the interest rate from 4.36% in 2016 to 4.75% in 2017 to 5.31% in 2018.

The banking and professional fees for the years ended December 31, 2018, 2017 and 2016 were $0.5 million, $0.3 million and $0.3 million. The fees increased primarily due to the increase in legal and audit fees, which were commensurate with the increase in the Fund’s investment activity. The banking and professional fees were comprised of legal, audit, banking and other professional fees.
Other operating expenses was $0.2 million, $0.5 million and $0.1 million for the years ended December 31, 2018, 2017 and 2016, respectively. These expenses included director fees, custody fees, tax fees and other expenses related to the operation of the Fund. The increase in 2017 and decline in 2018 for other expenses was primarily attributable to one-time collection costs on certain non-performing loans in 2017.

Net investment income (loss) for the years ended December 31, 2018, 2017 and 2016 was $49.8 million, $20.9 million and $(0.7) million, respectively.
Net realized loss from loans was $14.3 million, $4.9 million and $0 for the years ended December 31, 2018, 2017 and 2016, respectively. Loan losses increased in 2017 and 2018 due to the increased size and age of the loan portfolio.
Net realized loss from derivative instruments was $0.3 million, $0 and $0 for the years ended December 31, 2018, 2017 and 2016, respectively. The reason for the loss was the Fund had to pay the interest payments on the interest rate swap agreement when the fixed rate interest of the swap was higher than the floating rate in the second and third quarters of 2018. These losses were partially offset by interest payments received when the floating rate rose above the fixed rates in the fourth quarter of 2018.
Net change in unrealized loss from loans was $2.1 million $1.0 million and $3.3 million for the years ended December 31, 2018, 2017 and 2016, respectively. These changes consist of fair value adjustments taken against loans resulting from the improvement or deterioration in certain portfolio companies’ performance. Additionally, these losses are reversed when the loan loss is realized.
Net change in unrealized gain (loss) from derivative instruments was $0.6 million, less than ($0.1) million and less than $0.1 million for the years ended December 31, 2018, 2017 and 2016, respectively. The unrealized gain (loss) consisted of fair market value adjustments to the derivative interest rate cap or swap. The increase in 2018 were due primarily to the rise in LIBOR interest rates during the year.
Net increase (decrease) in net assets from operations for the years ended December 31, 2018, 2017 and 2016 was $33.8 million, $15.1 million and $(4.0) million. On a per share basis, the net increase (decrease) in net assets resulting from operations was $337.61, $150.70 and $(40.02) for the year ended December 31, 2018, 2017 and 2016, respectively.

Liquidity and Capital Resources -- December 31, 2018 and 2017
The Fund is owned entirely by the Company. The Company is expected, but not required, to make further contributions to the capital of the Fund to the extent of the Company’s members’ capital commitment to the Company and excess cash balances of the Company. As of December 31, 2018 the Company had received subscriptions for capital in the amount of $423.6 million, of which $347.4 million had been called and received. As of December 31, 2018, $76.2 million of capital remains uncalled. The remaining $76.2 million in committed capital as of December 31, 2018 is due to expire in August 2020 as the five-year anniversary will have passed, at which time no further capital may be called. However, the Manager is permitted to extend the Fund’s investment period by up two (2) additional calendar quarters in its sole and absolute discretion. The Company has made $56.0 million in recallable distributions to its investors, as permitted under its Operating Agreement.

The change in cash for the years ended December 31, 2018, 2017 and 2016 were as follows:

	2018	2017	2016
Net cash used in operating activities	$(71,414,509)	$(189,606,956)	$(110,353,153)
Net cash provided by financing activities	82,923,153	187,664,941	111,839,179
Net increase (decrease) in cash and cash equivalents	$11,508,644	$(1,942,015)	$1,486,026

As of December 31, 2018 and 2017, 4.6% and 2.4% of the Fund’s assets consisted of cash and cash equivalents.

On April 5, 2016, the Fund established a secured syndicated loan facility led by Wells Fargo Bank, N.A. and MUFG Union Bank, N.A. in an initial amount of up to $150,000,000 (the “Loan Agreement”). On September 11, 2017, the Loan Agreement was amended (the “Amended Loan Agreement”) and the borrowing availability thereunder was increased to $280,000,000. Borrowings by the Fund are collateralized by all the assets of the Fund. Loans under the facility may be, at the option of the Fund, a Reference Rate Loan, a LIBOR Rate Loan, or a LIBOR Market Index Rate Loan. The Fund will pay interest on its borrowings, and will also pay a fee on the unused portion of the facility. The facility terminates on September 11, 2020, but can be accelerated in the event of default, such as failure by the Fund to make timely interest or principal payments. As of December 31, 2018, $203.0 million is outstanding under the facility.
The Fund invested its assets in venture loans during the year ended December 31, 2018 and 2017. Amounts disbursed under the Fund’s loan commitments were $275.2 million and $252.4 million for the years ended December 31, 2018 and 2017, respectively. Net loan amounts outstanding after amortization and valuation adjustments as of December 31, 2018 and 2017 were approximately $399.0 million and $310.7 million, respectively.

Year Ended	Cumulative Amount Disbursed	Principal Amortization and Fair Market Adjustments	Balance Outstanding– Fair Value	Unexpired Unfunded Commitments
December 31, 2018	$670.3million	$271.3 million	$399.0 million	$64.9 million
December 31, 2017	$395.1 million	$84.4 million	$310.7 million	$96.2 million
The following table shows the unfunded commitments by portfolio company as of December 31, 2018 and 2017.
As of December 31, 2018:

Borrower	Industry	Unfunded Commitment	Expiration Date
Aclima, Inc.	Other Technology	$875,000	05/31/2019
Antheia, Inc.	Biotechnology	1,500,000	12/31/2019
Blockdaemon, Inc.	Software	250,000	01/31/2019
Brightside Benefit, Inc.	Other Technology	1,000,000	05/31/2019
Callisto Media, Inc.	Technology Services	3,000,000	03/31/2019
Caredox, Inc.	Other Healthcare	625,000	04/30/2019
CytoVale, Inc.	Medical Devices	1,125,000	02/28/2019
Discover Echo, Inc.	Other Healthcare	1,000,000	02/28/2019
Emerald Cloud Lab, Inc.	Other Healthcare	6,556,001	03/30/2019
Figure 1, Inc.	Internet	1,000,000	04/01/2019
Fitplan, Inc.	Other Technology	250,000	01/31/2019
FLYR, Inc.	Internet	1,500,000	07/31/2019
Hometap Equity Partners, LLC	Other Technology	2,000,000	03/31/2019

Borrower	Industry	Unfunded Commitment	Expiration Date
Invoice2Go, Inc.	Software	4,000,000	12/31/2019
Ipolipo, Inc.	Software	750,000	07/31/2019
Karamba Security Ltd.	Security	8,500,000	03/31/2019
Keyo AI Inc.	Technology Services	500,000	01/31/2019
Kogniz, Inc.	Other Technology	375,000	04/30/2019
Linden Research Inc.	Internet	5,000,000	01/15/2019
Metricly, Inc.	Software	500,000	04/30/2019
NeuMoDx Molecular, Inc,	Medical Devices	6,500,000	09/30/2019
OrderGroove, Inc.	Software	2,500,000	09/30/2019
Osix Corporation	Internet	150,000	07/31/2019
Plethora, Inc.	Other Technology	500,000	01/31/2019
PlushCare, Inc.	Software	750,000	07/31/2019
RadiAction Ltd.	Medical Devices	1,000,000	01/30/2019
Relimetrics, Inc.	Technology Services	375,000	04/15/2019
Robin Care, Inc.	Other Healthcare	500,000	01/31/2019
Skillshare, Inc.	Software	2,000,000	04/30/2019
SkyKick, Inc.	Other Technology	2,500,000	02/28/2019
SnapRoute, Inc,	Enterprise Networking	1,500,000	02/28/2019
Stitch Labs, Inc.	Software	1,500,000	07/31/2019
Therapydia, Inc.	Other Healthcare	300,000	01/31/2019
Venuetize, LLC	Software	500,000	09/30/2019
Virtuix Holdings, Inc.	Other Technology	250,000	07/31/2019
Workspot, Inc.	Software	1,000,000	01/31/2019
Zeel Networks, Inc.	Technology Services	2,750,000	03/31/2019
Total		$64,881,001

As of December 31, 2017:

Borrower	Industry	Unfunded Commitment	Expiration Date
4G Clinical, LLC	Other Healthcare	$500,000	07/31/2018
8i Corporation	Other Technology	1,000,000	01/31/2018
Alpha UX, Inc.	Software	500,000	02/28/2018
Call9, Inc.	Other Healthcare	6,000,000	06/30/2018
CloudIQ Ltd.	Technology Services	2,000,000	04/30/2018
Daily Muse, Inc.	Internet	3,000,000	02/28/2019
Darby Smart, Inc.	Internet	750,000	01/31/2018
DreamCloud Holdings, LLC	Internet	3,000,000	04/30/2018
Driver, Inc.	Other Healthcare	10,000,000	12/31/2018
Eguana Technologies, Inc.	Other Technology	1,500,000	03/31/2018
Eventbrite, Inc.	Internet	15,000,000	06/30/2018
Flo Water, Inc.	Other Technology	500,000	03/31/2018
FSA Store, Inc.	Technology Services	1,000,000	01/31/2018
Gearbox Software, LLC	Software	4,500,000	02/15/2018
GoFormz, Inc.	Software	500,000	02/28/2018
Greats Brand, Inc.	Other Technology	1,500,000	04/30/2018
Impossible Aerospace Corporation	Other Technology	250,000	01/20/2018

Borrower	Industry	Unfunded Commitment	Expiration Date
Iris.tv, Inc.	Technology Services	500,000	01/31/2018
iZENEtech, Inc.	Internet	5,000,000	03/31/2018
Loftium, Inc.	Other Technology	2,000,000	06/28/2018
Nextivity, Inc.	Wireless	1,500,000	01/31/2018
North American Robotics Corporation	Other Technology	250,000	01/31/2018
Opya, Inc.	Other Technology	500,000	07/31/2018
Orpheus Therapeutics, Inc.	Biotechnology	860,000	02/28/2018
PayJoy, Inc.	Technology Services	2,000,000	01/31/2018
Placester, Inc.	Internet	3,750,000	01/31/2018
Planet Labs, Inc.	Other Technology	12,500,000	01/01/2018
Plethora, Inc.	Other Technology	2,000,000	03/31/2018
PowerInbox, Inc.	Software	625,000	04/30/2018
Riffyn, Inc.	Technology Services	1,500,000	04/01/2018
Securly, Inc.	Software	750,000	01/31/2018
Sparta Software Corporation	Other Healthcare	175,000	01/31/2018
SpotOn Computing, Inc.	Internet	500,000	05/31/2018
Tango Card, Inc.	Internet	3,500,000	02/28/2018
Terramera, Inc.	Other Technology	2,000,000	04/30/2018
V5 Systems, Inc.	Security	4,000,000	07/31/2018
Workspot, Inc.	Software	750,000	01/15/2018
Total		$96,160,000

Because venture loans are privately negotiated transactions, investments in these assets are relatively illiquid. It is the Manager’s experience that not all unfunded commitments will be used by borrowers. Many credit agreements contain provisions which are milestone dependent and not all borrowers will achieve these milestones. Finally, the Fund’s credit agreements contain provisions that give relief from funding obligations in the event the borrower has a materially adverse change to its financial condition.
The Fund seeks to maintain the requirements to qualify for the special pass-through status available to RICs under the Code, and thus to be relieved of federal income tax on that part of its net investment income and realized capital gains that it distributes to its shareholder. To qualify as a RIC, the Fund must distribute to its shareholder for each taxable year at least 90% of its investment company taxable income (consisting generally of net investment income and net short-term capital gain) (the “Distribution Requirement”). To the extent that the terms of the Fund’s venture loans provide for the receipt by the Fund of additional interest at the end of the loan term or provide for the receipt by the Fund of a purchase price for the asset at the end of the loan term (“residual income”), the Fund would be required to accrue such residual income over the life of the loan, and to include such accrued income in its gross income for each taxable year even if it receives no portion of such residual income in that year. Thus, in order to meet the Distribution Requirement and avoid payment of income taxes or an excise tax on undistributed income, the Fund may be required in a particular year to distribute as a dividend an amount in excess of the total amount of income it actually receives. Those distributions will be made from the Fund’s cash assets, from amounts received through amortization of loans or from borrowed funds.
As of December 31, 2018, the Fund has adequate cash reserves of $19.4 million and approximately $174.8 million in scheduled loan receivable payments over the next year. Additionally, the Fund has access to uncalled capital of $76.2 million as a liquidity source and a borrowing base that grows as it funds additional commitments, as well as $56.0 million in recallable distributions made by the Company to its investors. These amounts are sufficient to meet the current commitment backlog and operational expenses of the Fund over the next year. The Fund constantly evaluates potential future liquidity resources and demands before making additional future commitments.

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

The Fund manages its market risk by maintaining a portfolio that is diverse by industry, size of investment, stage of development, and borrower. The Fund has limited exposure to public market price fluctuations as the Fund primarily invests in private business enterprises and it distributes all equity investments upon receipt to the Company.
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
The Fund’s exposure to interest rate sensitivity is regularly monitored and analyzed by measuring the characteristics of assets and liabilities. The Fund utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates. At December 31, 2018, the outstanding debt balance was $203.0 million with a floating interest rate of 2.41%, for which the Fund had an interest rate swap in place at 2.20% on $102.0 million of outstanding debt, leaving the Fund with full exposure to interest rate increases on the un-hedged portion of the loan.

Because all of the Fund’s loans impose a fixed interest rate upon funding, changes in short-term interest rates will not directly affect interest income associated with the loan portfolio as of December 31, 2018. However, those changes could have the potential to change the Fund’s ability to originate loan commitments, acquire and renew bank facilities, and engage in other investment activities. Further, changes in short-term interest rates could also affect interest rate expense, realized gain from investments and interest on the Fund’s short-term investments.

Based on the Fund’s Statement of Assets and Liabilities as of December 31, 2018, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in investments, borrowings, cash balances, and interest rate hedges.

Effect of Interest rate change by	Other Interest and Other Income/(Loss)	Realized Gain (Loss) on the Derivative Instruments	Interest Income/(Expense)	Total Income/(Loss)
(0.50)%	$(96,942)	$(510,000)	$1,015,000	$408,058
1%	$193,884	$1,020,000	$(2,030,000)	$(816,116)
2%	$387,767	$2,040,000	$(4,060,000)	$(1,632,233)
3%	$581,651	$3,060,000	$(6,090,000)	$(2,448,349)
4%	$775,534	$4,080,000	$(8,120,000)	$(3,264,466)
5%	$969,418	$5,100,000	$(10,150,000)	$(4,080,582)
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

The Fund is not sensitive to changes in foreign exchange rates, commodity prices and other market rates or prices.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Quarterly Results
This information has been derived from unaudited financial statements that, in the opinion of Management, include all normal recurring adjustments necessary for a fair presentation of such information. The operating results for any quarter are not necessarily indicative of results for any future year. The format of the statements has been modified, thus certain numbers have been combined in order to fit the format of the statements. Prior to commencing its operations on August 12, 2015, the Fund had no operations other than the sale to the

Company of 100,000 shares of common stock, $0.001 par value for $25,000 in July 2015. This issuance of stock was a requirement in order to apply for a finance lender’s license from the California Commissioner of Corporations, which was obtained on August 20, 2015.
The Fund’s financial statements, together with the Report of Independent Registered Public Accounting Firm, are included elsewhere in this Annual Report on Form 10-K.
December 31, 2018 (Unaudited)

	Quarterly Information for the Three Months Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Investment Income:
Interest on loans	$12,859,715	$16,803,971	$23,765,229	$17,714,279
Other interest and other income	32,996	71,859	63,457	106,567
Total investment income	12,892,711	16,875,830	23,828,686	17,820,846
Expenses:
Management fees	2,640,912	2,790,764	2,687,159	2,656,124
Interest expense	1,966,437	2,631,617	2,712,386	2,852,628
Banking and professional fees	65,683	71,515	104,762	220,796
Other operating expenses	35,057	34,121	47,075	70,255
Total expenses	4,708,089	5,528,017	5,551,382	5,799,803
Net investment income	8,184,622	11,347,813	18,277,304	12,021,043

Net realized loss from loans	(287,627)	(1,295,529)	(283,511)	(12,418,721)
Net realized gain (loss) from derivative instruments	—	(329,824)	(30,328)	25,318
Net change in unrealized gain (loss) from loans	(1,522,123)	294,654	(6,570,644)	5,740,069
Net change in unrealized gain (loss) from derivative instruments	563,850	402,149	243,806	(601,511)
Net realized and change in unrealized loss from loans and derivative instruments	(1,245,900)	(928,550)	(6,640,677)	(7,254,845)
Net increase in net assets resulting from operations	$6,938,722	$10,419,263	$11,636,627	$4,766,198
Amount per common share:
Net increase in net assets resulting from operations	$69.39	$104.19	$116.37	$47.66
Weighted average shares outstanding	100,000	100,000	100,000	100,000

(Intentionally left blank)

December 31, 2017 (Unaudited)

	Quarterly Information for the Three Months Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Investment Income:
Interest on loans	$5,459,513	$8,273,259	$9,871,413	$12,333,133
Other interest and other income	13,442	42,975	137,663	41,016
Total investment income	5,472,955	8,316,234	10,009,076	12,374,149
Expenses:
Management fees	2,647,656	2,647,656	2,251,397	2,032,699
Interest expense	760,220	1,061,984	1,323,246	1,758,148
Banking and professional fees	82,839	74,507	49,078	98,737
Other operating expenses	30,457	314,374	45,361	63,599
Total expenses	3,521,172	4,098,521	3,669,082	3,953,183
Net investment income	1,951,783	4,217,713	6,339,994	8,420,966

Net realized gain (loss) from loans	(3,246,537)	7,516	(532,458)	(1,081,402)
Net realized loss from derivative instruments	—	—	—	—
Net change in unrealized gain (loss) from loans	2,377,336	(1,296,954)	(36,069)	(1,999,273)
Net change in unrealized gain (loss) from derivative instruments	(32,187)	(62,773)	289	42,482
Net realized and change in unrealized loss from loans and derivative instruments	(901,388)	(1,352,211)	(568,238)	(3,038,193)
Net increase in net assets resulting from operations	$1,050,395	$2,865,502	$5,771,756	$5,382,773
Amount per common share:
Net increase in net assets resulting from operations	$10.50	$28.66	$57.72	$53.83
Weighted average shares outstanding	100,000	100,000	100,000	100,000

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures

At the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Fund’s disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Fund’s disclosure controls and procedures were effective in ensuring that information required to be disclosed was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and in providing reasonable assurance that information required to be disclosed by the Fund in such reports is accumulated and communicated to the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
Management’s Annual Report on Internal Control over Financial Reporting
Pursuant to Rules 13a-15d and 15d-15(d) of the Exchange Act, the Fund’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Committee of Sponsoring Organizations of the Treadway Commission 2013 (“COSO 2013”) updated Internal Control - Integrated Framework. Based on our evaluation under the COSO 2013 Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.
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
Changes in Internal Controls
There have not been any changes in the Fund’s internal control over financial reporting identified in connection with Management’s Report that occurred during the Fund’s fiscal quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
Not applicable.
(Intentionally left blank)

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following are the executive officers of the Fund.  All officers serve at the pleasure of the Fund’s Board of Directors.

Name and Position with Fund	Age	Occupation During Past Five Years
Ronald W. Swenson, Chairman, and Director	74	Chairman, Chief Executive Officer, Director, and other positions for Westech Investment Advisors since 1994
Maurice C. Werdegar, President and Chief Executive Officer	54	President, Chief Executive Officer, Chief Operating Officer, Director and other positions for Westech Investment Advisors since 2001
Jay L. Cohan, Vice President, Assistant Secretary	54	Vice President, Assistant Secretary and other positions for Westech Investment Advisors since 1999
Martin D. Eng, Vice President, Chief Financial Officer, Treasurer, and Secretary	67	Vice President, Chief Financial Officer, Chief Compliance Officer, Treasurer and Secretary for Westech Investment Advisors since 2005.
David R. Wanek, Vice President	45	Vice President and other positions for Westech Investment Advisors since 2001
The information required by this item concerning the directors of the Fund and Section 16(a) compliance will be contained in the Fund’s Proxy Statement filed in connection with the Annual Meeting of Shareholders to be held on May 15, 2019 (“Proxy Statement”) under the captions “Proposal 1 -- To Elect Five Directors of the Fund” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.
The Fund has adopted a Code of Ethics that is applicable to all of its officers. A free copy of the Code of Ethics may be requested by contacting the Chief Financial Officer of the Fund at 104 La Mesa Drive, Suite 102, Portola Valley, CA 94028.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this item will be contained in the Fund’s Proxy Statement under the caption “Proposal 1 -- To Elect Five Directors of the Fund” and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be contained in the Fund’s Proxy Statement under the caption “Annex A -- Beneficial Ownership of Fund Shares” and is incorporated herein by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be contained in the Fund’s Proxy Statement under the captions: “Other Information -- Managers” and is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be contained in the Fund’s Proxy Statement under the captions: “Other Information - Independent Registered Public Accounting Firm.”

PART IV.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
1.     Index to Financial Statements and Financial Statement Schedules
Report of Independent Registered Public Accounting Firm
Statements of Assets and Liabilities as of December 31, 2018 and 2017
Statements of Operations for the years ended December 31, 2018, 2017 and 2016
Statements of Changes in Net Assets for the years ended December 31, 2018, 2017 and 2016
Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016
Schedules of Investments as of December 31, 2018 and 2017
Notes to Financial Statements
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

10.2
Form of Management Agreement between the Fund, and the Manager, incorporated by reference to the Fund's Registration Statement on Form 10 filed with the Securities and Exchange Commission on May 29. 2015.

31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Rules 13a -14(a) and 15d-14(a) Certification).

31.2	Chief Financial Officer certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Rules 13a -14(a) and 15d-14(a) Certification).

32.1	Chief Executive Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Section 1350 Certification).

32.2	Chief Financial Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Section 1350 Certification).

ITEM 16.	FORM 10-K SUMMARY
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
VENTURE LENDING & LEASING VIII, INC.
(Registrant)

By:	/S/Maurice C. Werdegar		By:	/S/Martin D. Eng
	Maurice C. Werdegar			Martin D. Eng
	President and Chief Executive Officer			Chief Financial Officer
	(Principal Executive Officer)			(Principal Financial Officer)
	Date:	March 14, 2019		Date:	March 14, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	NAME	TITLE	DATE

By:	/S/ William Russell Miller	Director	March 14, 2019
William Russell Miller

By:	/S/ Arthur C. Spinner	Director	March 14, 2019
Arthur C. Spinner

By:	/S/ Ronald W. Swenson	Chairman & Director	March 14, 2019
Ronald W. Swenson

By:	/S/ Spiro Constantine Lazarakis	Director	March 14, 2019
Spiro Constantine Lazarakis

By:	/S/ Maurice C. Werdegar	President, CEO & Director	March 14, 2019
Maurice C. Werdegar

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholder and the Board of Directors of Venture Lending & Leasing VIII, Inc.

Opinion on the Financial Statements and Financial Highlights

We have audited the accompanying statements of assets and liabilities of Venture Lending & Leasing VIII, Inc. (the "Fund"), including the schedules of investments, as of December 31, 2018 and 2017, and the related statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2018, and financial highlights (presented in Note 12) for each of the three years in the period ended December 31, 2018, and for the period from August 12, 2015, commencement of operations, through December 31, 2015, and the related notes. In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Fund as of December 31, 2018 and 2017, and the results of its operations, changes in net assets, cash flows and financial highlights for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of loans owned as of December 31, 2018 and 2017, by correspondence with the borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

March 14, 2019

San Francisco, California

We have served as the auditor of one or more Venture Lending & Leasing investment companies since 2001.

VENTURE LENDING & LEASING VIII, INC.
Statements of Assets and Liabilities
As of December 31, 2018 and 2017

	December 31, 2018	December 31, 2017
ASSETS
Loans, at estimated fair value
(cost of $405,309,448 and $314,981,551)	$398,980,531	$310,710,678
Interest rate caps (cost of $0 and $331,329)	—	339,183
Total investments (cost of $405,309,448 and $315,312,880)	398,980,531	311,049,861

Cash and cash equivalents	19,388,362	7,879,718
Derivative asset - interest rate swap	616,148	—
Dividend and interest receivables	4,756,032	3,718,336
Other assets	1,238,782	2,583,893
Total assets	424,979,855	325,231,808

LIABILITIES
Borrowings under debt facility	203,000,000	156,500,000
Accrued management fees	2,656,124	2,032,699
Accounts payable and other accrued liabilities	2,779,780	1,868,049
Total liabilities	208,435,904	160,400,748

NET ASSETS	$216,543,951	$164,831,060

Analysis of Net Assets:

Capital paid in on shares of capital stock	$297,575,000	$213,075,000
Net unrealized depreciation on investments	(5,712,770)	(4,263,019)
Distribution in excess of net investment income	(75,318,279)	(43,980,921)
Net assets (equivalent to $2,165.44 and $1,648.31 per share based on 100,000 shares of capital stock outstanding - See Note 5)	$216,543,951	$164,831,060

Commitments & Contingent Liabilities:
Unfunded unexpired commitments (See Note 11)	$64,881,001	$96,160,000

See notes to financial statements.

VENTURE LENDING & LEASING VIII, INC.
Statements of Operations
For the Years Ended December 31, 2018, 2017 and 2016

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016
INVESTMENT INCOME:
Interest on loans	$71,143,194	$35,937,318	$11,603,019
Other interest and other income	274,879	235,096	144,326
Total investment income	71,418,073	36,172,414	11,747,345

EXPENSES:
Management fees	10,774,959	9,579,408	10,590,625
Interest expense	10,163,068	4,903,598	1,529,710
Banking and professional fees	462,756	305,161	251,495
Other operating expenses	186,508	453,791	121,261
Total expenses	21,587,291	15,241,958	12,493,091
Net investment income (loss)	49,830,782	20,930,456	(745,746)

Net realized loss from loans	(14,285,388)	(4,852,881)	—
Net realized loss from derivative instruments	(334,834)	—	—
Net change in unrealized loss from loans	(2,058,044)	(954,960)	(3,315,913)
Net change in unrealized gain (loss) from derivative instruments	608,294	(52,189)	60,043
Net realized and change in unrealized loss from loans and derivative instruments	(16,069,972)	(5,860,030)	(3,255,870)
Net increase (decrease) in net assets resulting from operations	$33,760,810	$15,070,426	$(4,001,616)

Amount per common share:
Net increase (decrease) in net assets resulting from operations per share	$337.61	$150.70	$(40.02)
Weighted average shares outstanding	100,000	100,000	100,000

See notes to financial statements.

VENTURE LENDING & LEASING VIII, INC.
Statements of Changes in Net Assets
For the Years Ended December 31, 2018, 2017 and 2016

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016
Net increase (decrease) in net assets from operations:
Net investment income (loss)	$49,830,782	$20,930,456	$(745,746)
Net realized loss from loans	(14,285,388)	(4,852,881)	—
Net realized loss from derivative instruments	(334,834)	—	—
Net change in unrealized loss from loans	(2,058,044)	(954,960)	(3,315,913)
Net change in unrealized gain (loss) from derivative instruments	608,294	(52,189)	60,043
Net increase (decrease) in net assets resulting from operations	33,760,810	15,070,426	(4,001,616)

Distributions of income to shareholder	(35,210,561)	(16,077,575)	—
Return of capital to shareholder	(31,337,358)	(30,383,433)	(6,885,490)
Contributions from shareholder	84,500,000	115,150,000	59,900,000
Net increase in capital transactions	17,952,081	68,688,992	53,014,510

Net increase in net assets	51,712,891	83,759,418	49,012,894

Net assets
Beginning of year	164,831,060	81,071,642	32,058,748

End of year (Undistributed net investment income of $0, $0 and $0)	$216,543,951	$164,831,060	$81,071,642

See notes to financial statements.

VENTURE LENDING & LEASING VIII, INC.
Statements of Cash Flows
For the Years Ended December 31, 2018, 2017 and 2016

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase (decrease) in net assets from operations	$33,760,810	$15,070,426	$(4,001,616)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used in operating activities:
Net realized loss from loans	14,285,388	4,852,881	—
Net realized loss from derivative instruments	334,834	—	—
Net change in unrealized loss from loans	2,058,044	954,960	3,315,913
Net change in unrealized (gain) loss from derivative instruments	(608,294)	52,189	(60,043)
Amortization of deferred costs related to borrowing facility and interest rate cap agreements	625,846	446,689	248,477
Net increase in dividend and interest receivables	(1,037,696)	(2,285,102)	(1,138,070)
Net decrease (increase) in other assets	792,606	(828,816)	(188,367)
Net increase in accounts payable, other accrued
liabilities, and accrued management fees	1,535,156	58,687	990,988
Origination of loans	(275,189,805)	(252,392,500)	(114,180,000)
Principal payments on loans	167,664,117	60,865,452	11,518,023
Acquisition of equity securities	(15,635,515)	(16,401,822)	(6,858,458)
Net cash used in operating activities	(71,414,509)	(189,606,956)	(110,353,153)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions from shareholder	84,500,000	115,150,000	59,900,000
Cash distribution to shareholder	(48,000,000)	(29,500,000)	—
Borrowings under debt facility	90,500,000	151,850,000	53,000,000
Repayment of borrowings under debt facility	(44,000,000)	(48,350,000)	—
Investment in interest rate cap	—	(320,900)	(64,000)
Payment made for interest rate swap	(102,165)	—	—
Payment received from interest rate swap	25,318	—	—
Payment of bank facility fees and costs	—	(1,164,159)	(996,821)
Net cash provided by financing activities	82,923,153	187,664,941	111,839,179
Net increase (decrease) in cash and cash equivalents	11,508,644	(1,942,015)	1,486,026

CASH AND CASH EQUIVALENTS:
Beginning of year	7,879,718	9,821,733	8,335,707
End of year	$19,388,362	$7,879,718	$9,821,733

SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE YEAR:
Interest	$8,128,818	$3,845,893	$819,222
NON-CASH ACTIVITIES:
Distributions of equity securities to shareholder	$18,547,918	$16,961,008	$6,885,490
Receipt of equity securities as repayment of loans	$2,912,403	$559,186	$27,033

See notes to financial statements.

VENTURE LENDING & LEASING VIII, INC.
Schedule of Investments
As of December 31, 2018

As of December 31, 2018, all loans were valued using significant unobservable inputs and were made to non-affiliates. Additionally, all loans were pledged as collateral as part of the debt facility.

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate	End of Term Payment	Principal	Cost	Fair Value	Maturity Date

Biotechnology
	Antheia, Inc.		Senior Secured	11.5%		$1,485,403	$1,376,139	$1,376,139	12/1/2022
	Orpheus Therapeutics, Inc.		Senior Secured	18.0%		178,510	174,288	—	*
	Phylagen, Inc.		Senior Secured	12.0%		59,449	58,346	58,346	7/1/2019
	Phylagen, Inc.		Senior Secured	12.0%		122,508	121,178	121,178	3/1/2020
	Phylagen, Inc. Subtotal					181,957	179,524	179,524
Biotechnology Total		0.7%				$1,845,870	$1,729,951	$1,555,663

Computers & Storage
	Canary Connect, Inc.		Senior Secured	12.8%		$1,085,881	$861,061	$861,061	12/1/2020
	HyperGrid, Inc.		Senior Secured	11.5%		537,952	528,364	528,364	12/1/2019
	Rigetti & Co., Inc.		Senior Secured	9.0%	2.8%	48,635	48,504	48,504	1/1/2019
	Rigetti & Co., Inc.		Senior Secured	9.0%	2.8%	1,432,659	1,410,884	1,410,884	1/1/2020
	Rigetti & Co., Inc. Subtotal					1,481,294	1,459,388	1,459,388
Computers & Storage Total		1.3%				$3,105,127	$2,848,813	$2,848,813

Enterprise Networking
	SnapRoute, Inc.		Senior Secured	11.0%		$3,466,659	$3,266,067	$3,266,067	11/1/2021
Enterprise Networking Total		1.5%				$3,466,659	$3,266,067	$3,266,067

Internet
	Amino Payments, Inc.		Senior Secured	9.0%	5.2%	$256,492	$246,252	$246,252	3/1/2021
	Amino Payments, Inc.		Senior Secured	9.0%	4.4%	254,592	251,329	251,329	3/1/2021
	Amino Payments, Inc.		Senior Secured	9.0%	4.1%	126,953	125,274	125,274	3/1/2021
	Amino Payments, Inc.		Senior Secured	9.0%	4.8%	625,521	597,770	597,770	12/1/2021
	Amino Payments, Inc. Subtotal					1,263,558	1,220,625	1,220,625
	Apartment List, Inc.		Senior Secured	11.0%		506,854	497,685	497,685	11/1/2019
	Bitfinder, Inc.		Senior Secured	10.5%		360,053	351,451	351,451	9/1/2020
	Bombfell, Inc.		Senior Secured	11.0%		465,802	460,263	460,263	4/1/2021
	Bombfell, Inc.		Senior Secured	11.0%		421,445	405,621	405,621	1/1/2021
	Bombfell, Inc. Subtotal					887,247	865,884	865,884
	CapLinked, Inc.		Senior Secured	12.8%		9,565	9,550	9,550	1/1/2019
	Clearsurance, Inc.		Senior Secured	10.0%		902,861	863,204	863,204	3/1/2021
	Clearsurance, Inc.		Senior Secured	10.5%		991,088	972,512	972,512	9/1/2021
	Clearsurance, Inc. Subtotal					1,893,949	1,835,716	1,835,716
	Daily Muse, Inc.		Senior Secured	11.0%		2,969,554	2,834,169	2,834,169	12/1/2021
	Daily Muse, Inc.		Senior Secured	11.0%		2,970,137	2,926,846	2,926,846	12/1/2021
	Daily Muse, Inc. Subtotal					5,939,691	5,761,015	5,761,015
	Darby Smart, Inc.		Senior Secured	12.0%		1,409,885	1,358,924	1,358,924	2/1/2021

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate	End of Term Payment	Principal	Cost	Fair Value	Maturity Date
	DreamCloud Holdings, LLC		Senior Secured	11.8%		471,111	438,773	438,773	6/1/2020
	DreamCloud Holdings, LLC		Senior Secured	11.8%		172,846	163,907	163,907	8/1/2020
	DreamCloud Holdings, LLC		Senior Secured	11.5%		2,531,906	2,334,083	2,334,083	1/1/2021
	DreamCloud Holdings, LLC		Senior Secured	12.0%		4,948,333	4,232,618	4,232,618	12/1/2021
	DreamCloud Holdings, LLC Subtotal					8,124,196	7,169,381	7,169,381
	Figure 1, Inc.** ^		Senior Secured	10.5%		990,613	901,337	901,337	6/1/2021
	Figure 1, Inc.** ^		Senior Secured	10.5%		991,171	968,299	968,299	12/1/2021
	Figure 1, Inc.** ^ Subtotal					1,981,784	1,869,636	1,869,636
	FLYR, Inc.		Senior Secured	11.5%		1,485,061	1,335,150	1,335,150	9/1/2021
	FLYR, Inc.		Senior Secured	11.8%		2,475,512	2,409,562	2,409,562	1/1/2022
	FLYR, Inc. Subtotal					3,960,573	3,744,712	3,744,712
	Honk Technologies, Inc.		Senior Secured	11.5%		645,595	633,385	633,385	12/1/2019
	Honk Technologies, Inc.		Senior Secured	11.5%		595,641	589,925	589,925	5/1/2020
	Honk Technologies, Inc. Subtotal					1,241,236	1,223,310	1,223,310
	iZENEtech, Inc.** ^		Senior Secured	11.0%		4,139,342	3,934,544	3,934,544	1/1/2021
	iZENEtech, Inc.** ^		Senior Secured	11.0%		4,859,809	4,768,966	4,768,966	6/1/2021
	iZENEtech, Inc.** ^ Subtotal					8,999,151	8,703,510	8,703,510
	Lenddo International** ^		Senior Secured	12.0%		1,688,859	1,590,138	1,590,138	1/1/2021
	Linden Research Inc.		Senior Secured	11.0%		5,940,274	5,559,519	5,559,519	9/1/2021
	Linden Research Inc.		Senior Secured	11.0%		986,861	961,345	961,345	3/1/2022
	Linden Research Inc. Subtotal					6,927,135	6,520,864	6,520,864
	MassDrop, Inc.		Senior Secured	10.5%		7,429,293	6,804,769	6,804,769	1/1/2022
	Osix Corporation		Senior Secured	12.3%		98,605	80,379	80,379	12/1/2021
	Playstudios, Inc.		Senior Secured	10.0%		963,077	936,909	936,909	3/1/2021
	Protecht, Inc.		Senior Secured	12.5%		988,684	926,867	926,867	12/1/2021
	Radius Intelligence, Inc.		Senior Secured	8.0%	9.2%	7,421,159	7,126,941	6,151,429	10/1/2021
	Relay Network, LLC		Senior Secured	8.0%	4.4%	732,924	711,759	711,759	9/1/2020
	Relay Network, LLC		Senior Secured	8.0%	4.4%	733,049	724,776	724,776	9/1/2020
	Relay Network, LLC Subtotal					1,465,973	1,436,535	1,436,535
	Spot.IM, Ltd.** ^		Senior Secured	12.5%		216,500	208,266	208,266	12/1/2019
	Spot.IM, Ltd.** ^		Senior Secured	12.5%		149,520	146,386	146,386	5/1/2020
	Spot.IM, Ltd.** ^		Senior Secured	11.8%		149,016	142,655	142,655	5/1/2020
	Spot.IM, Ltd.** ^ Subtotal					515,036	497,307	497,307
	SpotOn Computing, Inc.		Senior Secured	11.5%		1,483,837	1,418,912	1,418,912	10/1/2020
	SpotOn Computing, Inc.		Senior Secured	12.0%		494,584	483,541	483,541	3/1/2021
	SpotOn Computing, Inc. Subtotal					1,978,421	1,902,453	1,902,453
	Stay alfred, Inc.		Senior Secured	11.8%		6,925,151	6,640,584	6,640,584	12/1/2021
	Super Home, Inc.		Senior Secured	11.3%		27,989	27,681	27,681	3/1/2019
	Tango Card, Inc.		Senior Secured	12.0%		1,175,591	1,158,103	1,158,103	11/1/2020
	Thrive Market, Inc.		Senior Secured	12.0%		1,514,559	1,493,078	1,493,078	9/1/2019
	Thrive Market, Inc.		Senior Secured	12.0%		757,323	753,587	753,587	9/1/2019
	Thrive Market, Inc.		Senior Secured	12.3%		7,420,042	7,134,488	7,134,488	4/1/2022
	Thrive Market, Inc. Subtotal					9,691,924	9,381,153	9,381,153
	Traackr, Inc.		Senior Secured	11.8%		18,941	18,860	18,860	1/1/2019
	Traackr, Inc.		Senior Secured	11.8%		37,334	37,179	37,179	4/1/2019
	Traackr, Inc. Subtotal					56,275	56,039	56,039
Internet Total		36.4%				$83,930,914	$79,698,121	$78,722,609

Medical Devices
	Anutra Medical, Inc.		Senior Secured	10.0%		$163,765	$159,169	$159,169	12/1/2019
	CytoVale, Inc.		Senior Secured	12.0%		618,631	566,206	566,206	3/1/2022
	Medrobotics Corporation, Inc.		Senior Secured	12.0%		9,893,475	8,990,046	8,990,046	6/1/2021
	NeuMoDx Molecular, Inc.		Senior Secured	12.0%		3,463,954	3,168,810	3,168,810	4/1/2023
	RadiAction Ltd.** ^		Senior Secured	11.5%		990,042	926,176	926,176	10/1/2021

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate	End of Term Payment	Principal	Cost	Fair Value	Maturity Date
	Renovia, Inc.		Senior Secured	11.0%		626,245	605,734	605,734	6/1/2020
	Renovia, Inc.		Senior Secured	11.0%		782,699	773,934	773,934	11/1/2020
	Renovia, Inc.		Senior Secured	10.5%		1,981,091	1,791,904	1,791,904	6/1/2021
	Renovia, Inc.		Senior Secured	10.5%		7,871,667	7,706,905	7,706,905	3/1/2022
	Renovia, Inc. Subtotal					11,261,702	10,878,477	10,878,477
Medical Devices Total		11.4%				$26,391,569	$24,688,884	$24,688,884
Other Healthcare
	4G Clinical, LLC		Senior Secured	11.0%		$658,240	$638,103	$638,103	7/1/2020
	Call9, Inc.		Senior Secured	9.0%	3.6%	848,846	769,574	769,574	1/1/2021
	Call9, Inc.		Senior Secured	9.0%	3.7%	424,710	418,710	418,710	1/1/2021
	Call9, Inc.		Senior Secured	9.0%	3.7%	424,800	418,435	418,435	1/1/2021
	Call9, Inc.		Senior Secured	9.0%	3.7%	439,294	431,092	431,092	2/1/2021
	Call9, Inc.		Senior Secured	9.0%	3.7%	453,372	445,006	445,006	3/1/2021
	Call9, Inc. Subtotal					2,591,022	2,482,817	2,482,817
	Caredox, Inc.		Senior Secured	11.3%		28,241	28,158	28,158	1/1/2019
	Caredox, Inc.		Senior Secured	11.8%		1,237,487	1,168,686	1,168,686	10/1/2021
	Caredox, Inc. Subtotal					1,265,728	1,196,844	1,196,844
	Clover Health Investment Corporation		Senior Secured	11.3%		9,894,125	9,894,125	9,894,125	10/1/2022
	Clover Health Investment Corporation		Senior Secured	11.0%		18,462,733	18,462,733	18,462,733	3/1/2022
	Clover Health Investment Corporation Subtotal					28,356,858	28,356,858	28,356,858
	Discover Echo, Inc.		Senior Secured	11.0%		610,296	571,549	571,549	12/1/2020
	Driver, Inc.		Senior Secured	18.0%		200,000	200,000	34,907	*
	Emerald Cloud Lab, Inc.		Senior Secured	11.8%		2,398,539	2,119,373	2,119,373	12/1/2021
	Hello Doctor, Ltd.** ^		Senior Secured	12.5%		19,830	19,492	19,492	3/1/2019
	Hello Heart Inc.		Senior Secured	10.8%		990,310	936,256	936,256	7/1/2021
	Hello Heart Inc.		Senior Secured	10.8%		1,486,442	1,454,661	1,454,661	10/1/2021
	Hello Heart Inc. Subtotal					2,476,752	2,390,917	2,390,917
	Lean Labs, Inc.		Senior Secured	12.0%		43,111	42,446	42,446	4/1/2019
	MD Revolution, Inc.		Senior Secured	12.5%		656,438	641,456	641,456	3/1/2020
	mPharma Data, Inc.** ^		Senior Secured	10.0%		269,554	260,665	260,665	11/1/2020
	mPharma Data, Inc.** ^		Senior Secured	10.0%		311,364	307,587	307,587	3/1/2021
	mPharma Data, Inc.** ^		Senior Secured	10.0%		2,973,381	2,877,982	2,877,982	11/1/2021
	mPharma Data, Inc.** ^ Subtotal					3,554,299	3,446,234	3,446,234
	Myolex, Inc.		Senior Secured	18.0%		762,531	726,537	238,967	*
	Naked Biome, Inc.		Senior Secured	12.0%		903,219	866,120	866,120	3/1/2021
	Project Healthy Living, Inc.		Senior Secured	11.0%		268,417	262,570	262,570	9/1/2019
	Robin Care, Inc.		Senior Secured	11.5%		989,483	948,592	948,592	7/1/2021
	Sparta Software Corporation		Senior Secured	10.0%	2.5%	112,015	108,064	108,064	6/1/2020
	Therapydia, Inc.		Senior Secured	11.5%		296,988	266,404	266,404	8/1/2022
	Therapydia, Inc.		Senior Secured	11.5%		297,029	287,234	287,234	12/1/2022
	Therapydia, Inc. Subtotal					594,017	553,638	553,638
	Trio Health Advisory Group, Inc.		Senior Secured	11.5%		75,208	74,744	74,744	2/1/2019
	Wellist, Inc.		Senior Secured	12.3%		22,599	22,260	22,260	3/1/2019
	Wellist, Inc.		Senior Secured	12.3%		86,406	85,410	85,410	12/1/2019
	Wellist, Inc. Subtotal					109,005	107,670	107,670
	Zillion Group, Inc.		Senior Secured	12.0%		660,404	635,016	481,706	7/1/2020
	Zillion Group, Inc.		Senior Secured	12.0%		814,451	802,169	608,503	12/1/2020
	Zillion Group, Inc. Subtotal					1,474,855	1,437,185	1,090,209
Other Healthcare Total		21.3%				$48,119,863	$47,191,209	$46,191,570

Other Technology
	8i Corporation		Senior Secured	11.8%		$2,251,497	$2,187,461	$2,187,461	12/1/2020
	Abiquo Group, Inc.** ^		Senior Secured	12.0%		421,970	410,047	410,047	1/1/2021

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate	End of Term Payment	Principal	Cost	Fair Value	Maturity Date
	Aclima, Inc.		Senior Secured	11.0%	0.5%	2,109,845	1,987,764	1,987,764	7/1/2021
	BloomLife, Inc.		Senior Secured	12.0%		169,302	163,710	163,710	4/1/2020
	Brightside Benefit, Inc.		Senior Secured	12.1%		742,419	676,970	676,970	9/1/2022
	CommunityCo, LLC		Senior Secured	12.0%		33,846	33,266	33,266	3/1/2019
	Consumer Physics, Inc.** ^		Senior Secured	11.0%		1,089,914	1,062,742	908,852	8/1/2019
	Dragonfly Vert, Inc.		Senior Secured	12.5%		984,722	928,746	928,746	12/1/2021
	Eguana Technologies, Inc.** ^		Senior Secured	12.5%		1,222,461	1,127,469	1,127,469	12/1/2020
	Eguana Technologies, Inc.** ^		Senior Secured	12.5%		741,911	725,764	725,764	8/1/2021
	Eguana Technologies, Inc.** ^		Senior Secured	12.5%		742,103	721,933	721,933	10/1/2021
	Eguana Technologies, Inc.** ^ Subtotal					2,706,475	2,575,166	2,575,166
	Ensyn Corporation		Senior Secured	12.3%		573,230	565,857	565,857	6/1/2019
	Ensyn Corporation		Senior Secured	12.3%		1,024,930	1,017,212	1,017,212	11/1/2019
	Ensyn Corporation Subtotal					1,598,160	1,583,069	1,583,069
	ESM Group International, Inc.		Senior Secured	12.0%		494,894	441,937	441,937	12/1/2021
	ETN Media, Inc.		Senior Secured	11.5%		211,603	206,043	173,058	7/1/2020
	ETN Media, Inc.		Senior Secured	11.5%		211,748	209,434	175,906	7/1/2020
	ETN Media, Inc. Subtotal					423,351	415,477	348,964
	Fitplan, Inc.** ^		Senior Secured	12.5%		742,195	689,277	689,277	3/1/2022
	Flo Water, Inc.		Senior Secured	11.5%		205,832	195,612	195,612	5/1/2020
	Flo Water, Inc.		Senior Secured	11.4%		885,620	848,315	848,315	5/1/2021
	Flo Water, Inc. Subtotal					1,091,452	1,043,927	1,043,927
	Gap Year Global, Inc.		Senior Secured	18.0%		90,768	86,359	—	*
	Greats Brand, Inc.		Senior Secured	11.0%		63,960	61,945	61,945	7/1/2019
	Greats Brand, Inc.		Senior Secured	11.0%		107,205	106,216	106,216	12/1/2019
	Greats Brand, Inc.		Senior Secured	10.0%		1,442,360	1,384,267	1,384,267	5/1/2021
	Greats Brand, Inc.		Senior Secured	10.0%		1,486,238	1,463,690	1,463,690	8/1/2021
	Greats Brand, Inc. Subtotal					3,099,763	3,016,118	3,016,118
	Heartwork, Inc.		Senior Secured	11.0%		465,983	436,474	281,506	9/1/2020
	Hint, Inc.		Senior Secured	11.0%		2,255,803	2,130,280	2,130,280	3/1/2021
	Hint, Inc.		Senior Secured	11.0%		2,474,151	2,474,151	2,474,151	7/1/2021
	Hint, Inc.		Senior Secured	11.0%		2,475,778	2,217,362	2,217,362	8/1/2021
	Hint, Inc. Subtotal					7,205,732	6,821,793	6,821,793
	Impossible Aerospace Corporation		Senior Secured	12.0%		345,963	334,448	334,448	8/1/2020
	Impossible Aerospace Corporation		Senior Secured	12.3%		211,129	207,899	207,899	1/1/2021
	Impossible Aerospace Corporation Subtotal					557,092	542,347	542,347
	June Life, Inc.		Senior Secured	11.8%		611,965	597,587	597,587	3/1/2020
	June Life, Inc.		Senior Secured	11.8%		612,139	605,287	605,287	3/1/2020
	June Life, Inc. Subtotal					1,224,104	1,202,874	1,202,874
	Kobo360 Inc.** ^		Senior Secured	11.3%		247,553	235,597	235,597	6/1/2020
	Kobo360 Inc.** ^		Senior Secured	11.3%		247,607	247,607	247,607	9/1/2020
	Kobo360 Inc.** ^ Subtotal					495,160	483,204	483,204
	Kogniz, Inc.		Senior Secured	12.8%		370,935	274,751	274,751	9/1/2021
	LanzaTech New Zealand Ltd.		Senior Secured	13.0%		1,669,064	1,588,287	1,588,287	3/1/2020
	LanzaTech New Zealand Ltd.		Senior Secured	13.0%		2,264,030	2,235,397	2,235,397	9/1/2020
	LanzaTech New Zealand Ltd.		Senior Secured	13.3%		2,257,809	2,233,790	2,233,790	3/1/2021
	LanzaTech New Zealand Ltd. Subtotal					6,190,903	6,057,474	6,057,474
	Loftium, Inc.		Senior Secured	11.5%		587,828	554,806	554,806	11/1/2020
	Loftium, Inc.		Senior Secured	12.3%		247,422	242,046	242,046	8/1/2021
	Loftium, Inc. Subtotal					835,250	796,852	796,852
	Make School, Inc.		Senior Secured	11.3%		990,265	937,821	937,821	8/1/2021
	Neuehouse, LLC		Senior Secured	12.0%		1,750,000	1,323,215	1,323,215	*
	Nevada Nanotech Systems, Inc.		Senior Secured	12.0%		989,590	906,963	906,963	6/1/2021
	North American Robotics Corporation		Senior Secured	11.0%		148,588	138,385	138,385	5/1/2020

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate	End of Term Payment	Principal	Cost	Fair Value	Maturity Date
	North American Robotics Corporation		Senior Secured	11.0%		172,473	170,186	170,186	8/1/2020
	North American Robotics Corporation Subtotal					321,061	308,571	308,571
	Northern Quinoa Production Corporation** ^		Senior Secured	12.0%		7,911,533	7,595,867	7,595,867	11/1/2021
	Noteleaf, Inc.		Senior Secured	11.0%		1,081,842	1,062,771	1,062,771	9/1/2020
	Opya, Inc.		Senior Secured	12.0%		429,764	407,656	407,656	4/1/2021
	PDQ Enterprises LLC**		Senior Secured	11.0%		2,814,193	2,770,652	2,770,652	2/1/2021
	Percepto Robotics, Ltd.** ^		Senior Secured	12.5%		519,650	500,525	500,525	8/1/2020
	Percepto Robotics, Ltd.** ^		Senior Secured	12.5%		244,467	240,262	240,262	12/1/2020
	Percepto Robotics, Ltd.** ^ Subtotal					764,117	740,787	740,787
	PLAE, Inc.		Senior Secured	9.0%	3.2%	1,135,076	1,110,298	1,110,298	12/1/2020
	Planet Labs, Inc.		Senior Secured	11.0%		12,362,729	11,937,236	11,937,236	11/1/2021
	Planet Labs, Inc.		Senior Secured	11.0%		12,375,336	12,375,336	12,375,336	8/1/2022
	Planet Labs, Inc. Subtotal					24,738,065	24,312,572	24,312,572
	Plenty Unlimited, Inc.		Senior Secured	9.0%	11.7%	1,120,932	1,087,343	1,087,343	1/1/2021
	Plenty Unlimited, Inc.		Senior Secured	9.0%	9.4%	1,166,482	1,153,018	1,153,018	3/1/2021
	Plenty Unlimited, Inc.		Senior Secured	9.0%	11.7%	3,040,235	2,925,880	2,925,880	9/1/2021
	Plenty Unlimited, Inc. Subtotal					5,327,649	5,166,241	5,166,241
	Plethora, Inc.		Senior Secured	9.0%	4.3%	225,218	223,515	223,515	3/1/2019
	Plethora, Inc.		Senior Secured	9.0%	4.3%	149,605	149,118	149,118	3/1/2019
	Plethora, Inc.		Senior Secured	9.0%	4.4%	888,735	851,940	851,940	2/1/2021
	Plethora, Inc.		Senior Secured	9.0%	5.1%	910,868	897,450	897,450	8/1/2021
	Plethora, Inc.		Senior Secured	9.5%	4.3%	500,151	462,878	462,878	6/1/2021
	Plethora, Inc.		Senior Secured	9.5%	4.3%	248,860	244,096	244,096	9/1/2021
	Plethora, Inc.		Senior Secured	9.5%	4.3%	496,863	486,908	486,908	10/1/2021
	Plethora, Inc. Subtotal					3,420,300	3,315,905	3,315,905
	Rosco & Benedetto Co, Inc.		Senior Secured	11.0%		122,323	119,832	119,832	9/1/2019
	Scoot Networks, Inc.		Senior Secured	12.8%		879,262	818,310	818,310	3/1/2021
	Showroom, Inc.		Senior Secured	12.0%		1,068,037	1,003,835	1,003,835	3/1/2020
	SkyKick, Inc.		Senior Secured	10.5%		937,688	909,812	909,812	6/1/2020
	SkyKick, Inc.		Senior Secured	10.5%		375,566	370,957	370,957	10/1/2020
	SkyKick, Inc.		Senior Secured	10.5%		391,035	385,892	385,892	11/1/2020
	SkyKick, Inc.		Senior Secured	11.0%		4,952,637	4,660,147	4,660,147	6/1/2022
	SkyKick, Inc. Subtotal					6,656,926	6,326,808	6,326,808
	Strong Arm Technologies, Inc.		Senior Secured	12.0%		1,081,134	1,031,438	1,031,438	5/1/2021
	TAE Technologies, Inc.		Senior Secured	12.5%		9,019,608	8,689,345	8,689,345	3/1/2021
	TAE Technologies, Inc.		Senior Secured	12.5%		2,327,066	2,288,844	2,288,844	4/1/2021
	TAE Technologies, Inc. Subtotal					11,346,674	10,978,189	10,978,189
	Terramera, Inc.** ^		Senior Secured	12.0%		1,718,872	1,614,526	1,614,526	4/1/2021
	Terramera, Inc.** ^		Senior Secured	12.0%		859,628	842,573	842,573	4/1/2021
	Terramera, Inc.** ^ Subtotal					2,578,500	2,457,099	2,457,099
	Theatro Labs, Inc.		Senior Secured	12.0%		1,484,478	1,426,311	1,426,311	8/1/2022
	UniEnergy Technologies, LLC		Senior Secured	12.3%		4,944,241	4,641,397	4,641,397	12/1/2020
	Virtuix Holdings, Inc.		Senior Secured	11.0%		493,447	480,680	480,680	7/1/2020
	Virtuix Holdings, Inc.		Senior Secured	12.3%		247,423	239,317	239,317	4/1/2022
	Virtuix Holdings, Inc. Subtotal					740,870	719,997	719,997
	Wine Plum, Inc.		Senior Secured	11.0%		325,940	321,469	321,469	9/1/2019
	Wine Plum, Inc.		Senior Secured	11.0%		163,078	162,089	162,089	9/1/2019
	Wine Plum, Inc.		Senior Secured	11.0%		163,116	161,937	161,937	9/1/2019
	Wine Plum, Inc. Subtotal					652,134	645,495	645,495
Other Technology Total		52.5%				$118,623,766	$114,045,835	$113,584,105

Security
	Axonius, Inc.		Senior Secured	12.0%		$494,882	$470,235	$470,235	9/1/2021

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate	End of Term Payment	Principal	Cost	Fair Value	Maturity Date
	Karamba Security Ltd.** ^		Senior Secured	12.0%		1,483,746	1,206,347	1,206,347	12/1/2021
	Nok Nok Labs, Inc.		Senior Secured	12.5%		524,603	470,577	470,577	12/1/2020
	Nok Nok Labs, Inc.		Senior Secured	12.5%		988,949	959,222	959,222	6/1/2022
	Nok Nok Labs, Inc. Subtotal					1,513,552	1,429,799	1,429,799
	Safetrust Holdings, Inc.		Senior Secured	12.5%		494,508	447,173	447,173	6/1/2021
	ThinAir Labs, Inc.		Senior Secured	18.0%		1,128,607	1,105,396	—	*
Security Total		1.6%				$5,115,295	$4,658,950	$3,553,554

Semiconductors & Equipment
	ETA Compute, Inc.		Senior Secured	10.3%		$89,662	$88,268	$88,268	10/1/2019
	ETA Compute, Inc.		Senior Secured	10.5%		172,132	170,545	170,545	8/1/2020
	ETA Compute, Inc.		Senior Secured	12.0%		1,484,845	1,404,604	1,404,604	11/1/2021
	ETA Compute, Inc. Subtotal					1,746,639	1,663,417	1,663,417
	Innophase, Inc.		Senior Secured	11.8%		6,924,661	6,661,554	6,661,554	6/1/2021
	Innophase, Inc.		Senior Secured	11.8%		2,969,442	2,913,473	2,913,473	6/1/2021
	Innophase, Inc. Subtotal					9,894,103	9,575,027	9,575,027
Semiconductors & Equipment Total		5.2%				$11,640,742	$11,238,444	$11,238,444

Software
	Apptimize, Inc.		Senior Secured	10.5%		$55,593	$55,467	$55,467	3/1/2019
	Aptible, Inc.		Senior Secured	11.8%		201,258	196,606	196,606	2/1/2021
	ArborMetrix, Inc.		Senior Secured	11.5%		990,207	990,207	990,207	6/1/2022
	ArborMetrix, Inc.		Senior Secured	11.5%		3,463,958	3,270,319	3,270,319	6/1/2022
	ArborMetrix, Inc. Subtotal					4,454,165	4,260,526	4,260,526
	Blockdaemon, Inc.		Senior Secured	11.3%		247,555	219,310	219,310	8/1/2021
	Bloomboard, Inc.		Senior Secured	18.0%		2,017,197	2,001,360	751,755	*
	BlueCart, Inc.		Senior Secured	12.5%		215,283	211,017	211,017	1/1/2020
	BlueCart, Inc.		Senior Secured	12.8%		107,832	106,891	106,891	1/1/2020
	BlueCart, Inc. Subtotal					323,115	317,908	317,908
	Bricksolve, Inc.		Senior Secured	11.0%		990,129	957,296	957,296	1/7/2019
	Cloudleaf, Inc.		Senior Secured	12.0%		989,055	939,488	939,488	9/1/2021
	DealPath, Inc.		Senior Secured	11.0%		1,415,432	1,378,302	1,378,302	5/1/2021
	DemystData Limited		Senior Secured	11.8%		596,110	569,404	569,404	5/1/2020
	DemystData Limited		Senior Secured	11.8%		329,961	325,960	325,960	7/1/2020
	DemystData Limited Subtotal					926,071	895,364	895,364
	Drift Marketplace, Inc.		Senior Secured	11.0%		99,217	96,154	96,154	3/1/2020
	Drift Marketplace, Inc.		Senior Secured	11.0%		132,298	131,274	131,274	3/1/2020
	Drift Marketplace, Inc.		Senior Secured	11.0%		99,469	98,666	98,666	3/1/2020
	Drift Marketplace, Inc. Subtotal					330,984	326,094	326,094
	Dynamics, Inc.		Senior Secured	12.5%		7,420,031	6,251,460	6,251,460	8/1/2021
	Estify, Inc.		Senior Secured	11.5%		842,819	825,560	825,560	11/1/2020
	Fortress IQ, Inc.		Senior Secured	11.3%		725,192	691,617	691,617	11/1/2021
	Gearbox Software, LLC		Senior Secured	11.0%		2,162,999	2,044,974	2,044,974	9/1/2020
	Gearbox Software, LLC		Senior Secured	11.0%		1,566,288	1,555,055	1,555,055	11/1/2020
	Gearbox Software, LLC		Senior Secured	11.0%		2,257,770	2,241,559	2,241,559	3/1/2021
	Gearbox Software, LLC Subtotal					5,987,057	5,841,588	5,841,588
	GoFormz, Inc.		Senior Secured	12.0%		979,727	944,903	944,903	11/1/2020
	HealthPrize Technologies, LLC		Senior Secured	12.0%		107,920	105,559	105,559	12/1/2019
	Highfive Technologies, Inc.		Senior Secured	11.5%		3,956,592	3,823,051	3,823,051	10/1/2021
	IntelinAir, Inc.		Senior Secured	11.5%		27,659	26,308	26,308	6/1/2019
	IntelinAir, Inc.		Senior Secured	11.5%		27,660	27,660	27,660	6/1/2019
	IntelinAir, Inc. Subtotal					55,319	53,968	53,968
	Interana, Inc.		Senior Secured	11.3%		2,970,465	2,865,164	2,865,164	6/1/2021
	Interset Software, Inc.** ^		Senior Secured	9.0%	4.5%	448,295	443,235	443,235	10/1/2019

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate	End of Term Payment	Principal	Cost	Fair Value	Maturity Date
	Interset Software, Inc.** ^		Senior Secured	9.0%	4.5%	551,146	538,064	538,064	10/1/2020
	Interset Software, Inc.** ^		Senior Secured	9.0%	4.5%	1,980,668	1,902,100	1,902,100	4/1/2022
	Interset Software, Inc.** ^ Subtotal					2,980,109	2,883,399	2,883,399
	Invoice2Go, Inc.		Senior Secured	11.8%		628,200	597,161	597,161	6/1/2020
	Invoice2Go, Inc.		Senior Secured	11.8%		1,503,796	1,459,544	1,459,544	4/1/2021
	Invoice2Go, Inc.		Senior Secured	11.8%		1,504,063	1,504,063	1,504,063	4/1/2021
	Invoice2Go, Inc.		Senior Secured	11.8%		1,289,405	1,289,405	1,289,405	4/1/2021
	Invoice2Go, Inc.		Senior Secured	12.0%		989,788	829,825	829,825	3/1/2022
	Invoice2Go, Inc. Subtotal					5,915,252	5,679,998	5,679,998
	Ipolipo, Inc.		Senior Secured	12.0%		2,453,333	2,323,285	2,323,285	12/1/2021
	JethroData, Inc.** ^		Senior Secured	11.0%		879,868	856,877	410,091	*
	Libre Wireless Technologies, Inc.		Senior Secured	12.0%		232,701	225,633	225,633	1/23/2019
	Loft, Inc.		Senior Secured	11.8%		742,055	703,737	703,737	9/1/2021
	Metarail, Inc.		Senior Secured	12.0%		709,600	662,513	662,513	10/1/2021
	Metricly, Inc.		Senior Secured	12.3%		494,715	450,708	450,708	11/1/2021
	Mines.io, Inc.** ^		Senior Secured	12.0%		330,361	316,502	316,502	7/1/2020
	Mines.io, Inc.** ^		Senior Secured	12.3%		742,179	671,683	671,683	12/1/2021
	Mines.io, Inc.** ^		Senior Secured	12.5%		494,618	494,618	494,618	3/1/2022
	Mines.io, Inc.** ^ Subtotal					1,567,158	1,482,803	1,482,803
	Mintigo, Inc.** ^		Senior Secured	10.0%		298,378	289,605	289,605	4/1/2020
	Mintigo, Inc.** ^		Senior Secured	10.0%		350,038	346,830	346,830	7/1/2020
	Mintigo, Inc.** ^		Senior Secured	10.0%		435,345	430,085	430,085	7/1/2021
	Mintigo, Inc.** ^ Subtotal					1,083,761	1,066,520	1,066,520
	Oohlala Mobile, Inc.** ^		Senior Secured	11.5%		247,581	247,581	247,581	9/1/2021
	Oohlala Mobile, Inc.** ^		Senior Secured	11.5%		469,136	469,136	469,136	9/1/2021
	Oohlala Mobile, Inc.** ^ Subtotal					716,717	716,717	716,717
	OrderGroove, Inc.		Senior Secured	12.0%		2,474,167	2,311,992	2,311,992	6/1/2023
	PlushCare, Inc.		Senior Secured	11.8%		990,205	917,120	917,120	5/1/2022
	PowerInbox, Inc.** ^		Senior Secured	11.0%		234,838	230,952	230,952	6/1/2020
	PrivCo Holdings, Inc.		Senior Secured	12.0%		437,037	413,042	413,042	2/1/2021
	Resilio, Inc.		Senior Secured	12.8%		225,964	180,310	180,310	3/1/2021
	Resilio, Inc.		Senior Secured	12.8%		240,276	240,276	240,276	5/1/2021
	Resilio, Inc. Subtotal					466,240	420,586	420,586
	Securly, Inc.		Senior Secured	11.5%		203,439	185,408	185,408	12/1/2020
	Securly, Inc.		Senior Secured	11.5%		610,513	600,223	600,223	12/1/2020
	Securly, Inc. Subtotal					813,952	785,631	785,631
	Skillshare, Inc.		Senior Secured	12.0%		1,978,640	1,862,640	1,862,640	6/1/2021
	Stitch Labs, Inc.		Senior Secured	12.0%		1,484,916	1,346,447	1,346,447	2/1/2022
	Swrve, Inc.		Senior Secured	11.8%		1,424,472	1,381,998	1,381,998	11/1/2020
	The/Studio Technologies, Inc.		Senior Secured	11.0%		469,694	445,810	445,810	6/1/2020
	Unmetric, Inc.		Senior Secured	11.5%		186,526	179,841	179,841	2/1/2020
	VenueNext, Inc.		Senior Secured	11.0%		891,554	853,816	853,816	5/1/2020
	VenueNext, Inc.		Senior Secured	11.3%		1,484,792	1,474,224	1,474,224	7/1/2021
	VenueNext, Inc.		Senior Secured	11.3%		1,485,153	1,456,180	1,456,180	10/1/2021
	VenueNext, Inc. Subtotal					3,861,499	3,784,220	3,784,220
	Venuetize, LLC		Senior Secured	12.3%		247,416	214,060	214,060	4/1/2022
	Vuemix, Inc.		Senior Secured	11.3%		195,818	188,931	188,931	11/1/2020
	Workspot, Inc.		Senior Secured	12.0%		56,659	56,124	56,124	2/1/2019
	Workspot, Inc.		Senior Secured	12.0%		471,601	443,949	443,949	6/1/2020
	Workspot, Inc.		Senior Secured	12.0%		610,905	599,099	599,099	12/1/2020
	Workspot, Inc.		Senior Secured	12.0%		742,276	674,121	674,121	9/1/2021
	Workspot, Inc. Subtotal					1,881,441	1,773,293	1,773,293
	Xeeva, Inc.		Senior Secured	12.0%		1,599,279	1,584,229	1,584,229	7/1/2020
	Zoomdata, Inc.		Senior Secured	11.0%		3,959,817	3,815,227	3,815,227	10/1/2021

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate	End of Term Payment	Principal	Cost	Fair Value	Maturity Date
	Zoomdata, Inc.		Senior Secured	11.5%		736,105	699,299	699,299	3/1/2022
	Zoomdata, Inc. Subtotal					4,695,922	4,514,526	4,514,526
Software Total		32.6%				$76,213,007	$72,358,099	$70,661,708

Technology Services
	AirHelp, Inc.		Senior Secured	10.0%		$739,708	$719,727	$719,727	5/1/2020
	AirHelp, Inc.		Senior Secured	10.0%		410,079	405,975	405,975	7/1/2020
	AirHelp, Inc.		Senior Secured	10.0%		469,819	464,081	464,081	10/1/2020
	AirHelp, Inc. Subtotal					1,619,606	1,589,783	1,589,783
	Akademos, Inc.		Junior Secured	13.5%	1.5%	704,351	638,122	638,122	8/1/2020
	Blazent, Inc.		Senior Secured	12.0%		2,213,823	2,053,644	1,787,994	*
	Blue Technologies Limited** ^		Senior Secured	11.0%		674,934	660,668	660,668	4/1/2020
	Callisto Media, Inc.		Senior Secured	10.0%		2,478,096	2,448,577	2,448,577	6/1/2020
	Callisto Media, Inc.		Senior Secured	10.0%		991,300	983,910	983,910	9/1/2020
	Callisto Media, Inc.		Senior Secured	10.0%		991,359	982,309	982,309	12/1/2020
	Callisto Media, Inc.		Senior Secured	10.0%		991,416	980,731	980,731	3/1/2021
	Callisto Media, Inc.		Senior Secured	10.0%		2,973,925	2,755,865	2,755,865	12/1/2021
	Callisto Media, Inc.		Senior Secured	10.0%		2,974,561	2,916,595	2,916,595	3/1/2022
	Callisto Media, Inc.		Senior Secured	10.0%		2,974,168	2,912,738	2,912,738	6/1/2022
	Callisto Media, Inc. Subtotal					14,374,825	13,980,725	13,980,725
	CloudIQ Ltd.** ^		Senior Secured	12.0%		814,413	739,496	739,496	12/1/2020
	CloudIQ Ltd.** ^		Senior Secured	12.0%		844,365	844,365	844,365	1/1/2021
	CloudIQ Ltd.** ^		Senior Secured	12.0%		932,264	932,264	932,264	4/1/2021
	CloudIQ Ltd.** ^ Subtotal					2,591,042	2,516,125	2,516,125
	Dolly, Inc.		Senior Secured	12.0%		659,639	641,672	345,572	12/1/2020
	Freckle Education, Inc.		Senior Secured	10.0%		743,374	700,005	700,005	1/1/2022
	Freckle Education, Inc.		Senior Secured	10.0%		495,654	487,274	487,274	1/1/2022
	Freckle Education, Inc. Subtotal					1,239,028	1,187,279	1,187,279
	FSA Store, Inc.		Senior Secured	10.0%		1,733,072	1,662,701	1,662,701	12/1/2020
	Keyo AI Inc.		Senior Secured	10.0%		495,800	455,925	455,925	2/1/2022
	PayJoy, Inc.**		Senior Secured	12.0%		37,420	37,045	37,045	4/1/2019
	PayJoy, Inc.**		Senior Secured	12.0%		73,378	73,026	73,026	8/1/2019
	PayJoy, Inc.**		Senior Secured	10.0%		991,020	941,035	941,035	8/1/2021
	PayJoy, Inc.** Subtotal					1,101,818	1,051,106	1,051,106
	Relimetrics, Inc.		Senior Secured	11.3%		371,450	347,197	347,197	1/1/2022
	Riffyn, Inc.		Senior Secured	11.5%		903,197	864,874	864,874	3/1/2021
	Riffyn, Inc.		Senior Secured	11.5%		494,969	485,756	485,756	6/1/2021
	Riffyn, Inc. Subtotal					1,398,166	1,350,630	1,350,630
	Sixup PBC, Inc.**		Senior Secured	12.0%		138,941	137,308	137,308	6/1/2019
	SocialChorus, Inc.		Senior Secured	12.0%		1,483,366	1,423,001	1,423,001	1/1/2021
	SocialChorus, Inc.		Senior Secured	12.0%		988,950	974,019	974,019	1/1/2021
	SocialChorus, Inc. Subtotal					2,472,316	2,397,020	2,397,020
	TrueFacet, Inc.		Senior Secured	10.5%		475,650	465,480	281,611	8/1/2020
	TrueFacet, Inc.		Senior Secured	11.0%		207,942	205,781	124,495	3/1/2021
	TrueFacet, Inc.		Senior Secured	11.3%		228,041	225,453	136,397	6/1/2021
	TrueFacet, Inc. Subtotal					911,633	896,714	542,503
	Zeel Networks, Inc.		Senior Secured	11.0%		635,468	620,548	620,548	8/1/2020
	Zeel Networks, Inc.		Senior Secured	11.0%		317,744	315,135	315,135	8/1/2020
	Zeel Networks, Inc.		Senior Secured	11.0%		317,776	314,761	314,761	8/1/2020
	Zeel Networks, Inc.		Senior Secured	11.0%		1,238,318	1,139,829	1,139,829	3/1/2022
	Zeel Networks, Inc. Subtotal					2,509,306	2,390,273	2,390,273
Technology Services Total		15.3%				$35,209,750	$33,956,892	$33,040,931

Wireless

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate	End of Term Payment	Principal	Cost	Fair Value	Maturity Date
	Juvo Mobile, Inc.**		Senior Secured	11.0%		$163,085	$159,967	$159,967	9/1/2019
	Juvo Mobile, Inc.**		Senior Secured	11.0%		231,371	229,785	229,785	1/1/2020
	Juvo Mobile, Inc.**		Senior Secured	11.0%		248,068	246,012	246,012	2/1/2020
	Juvo Mobile, Inc.** Subtotal					642,524	635,764	635,764
	Nextivity, Inc.		Senior Secured	12.0%		4,664,416	4,664,024	4,664,024	6/1/2021
	Nextivity, Inc.		Senior Secured	12.0%		1,272,655	1,272,655	1,272,655	6/1/2021
	Nextivity, Inc. Subtotal					5,937,071	5,936,679	5,936,679
	Parallel Wireless, Inc.		Senior Secured	11.8%		1,973,157	1,937,081	1,937,081	4/1/2020
	Parallel Wireless, Inc.		Senior Secured	11.8%		1,130,176	1,118,659	1,118,659	10/1/2020
	Parallel Wireless, Inc. Subtotal					3,103,333	3,055,740	3,055,740
Wireless Total		4.4%				$9,682,928	$9,628,183	$9,628,183
Grand Total		184.2%				$423,345,490	$405,309,448	$398,980,531
* As of December 31, 2018, loans with a cost basis of $8.5 million and a fair value of $4.5 million were classified as non-accrual. These loans have been accelerated from their original maturity and are due in their entirety. During the period for which these loans have been on non-accrual status, no interest income has been recognized.
** Indicates assets that the Fund deems “non-qualifying assets” under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of the Fund’s total assets at the time of acquisition of any additional non-qualifying assets. As of December 31, 2018, 11.6% of the Fund’s total assets represented non-qualifying assets. As part of this calculation, the numerator consists of all eligible portfolio companies as defined in Section 2(a)(46) of the 1940 Act; and the denominator consists of total assets less the assets described in Section 55(a)(7) of the 1940 Act.
^ Entity is not domiciled in the United States and does not have its principal place of business in the United States.
(a) The percentage of net assets that each industry group represents is shown with the industry totals (the sum of the percentages does not equal 100% because the percentages are based on net assets as opposed to total loans).

The interest rate is the designated annual interest rate exclusive of any original issue discount, fees or end of term payment. The end of term payments are contractually due on the maturity date and are in addition to the interest rate shown. End of term payments are the percentage of the final payment divided by the original loan amount and are amortized over the full term of the loan.

See notes to financial statements.

(Intentionally left blank)

VENTURE LENDING & LEASING VIII, INC.
Schedule of Investments
As of December 31, 2017

As of December 31, 2017, all loans were valued using significant unobservable inputs and were made to non-affiliates. Additionally, all loans were pledged as collateral as part of the debt facility.

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate	End of Term Payment	Principal	Cost	Fair Value	Maturity Date
Biotechnology
	Orpheus Therapeutics, Inc.		Senior Secured	12.5%		$24,731	$24,731	$24,731	8/1/2020
	Orpheus Therapeutics, Inc.		Senior Secured	12.5%		113,747	106,129	106,129	8/1/2020
	Orpheus Therapeutics, Inc. Subtotal					138,478	130,860	130,860
	Phylagen, Inc.		Senior Secured	12.0%		152,202	145,409	145,409	7/1/2019
	Phylagen, Inc.		Senior Secured	12.0%		208,161	204,309	204,309	3/1/2020
	Phylagen, Inc. Subtotal					360,363	349,718	349,718
Biotechnology Total		0.3%				$498,841	$480,578	$480,578

Computers & Storage
	Canary Connect, Inc.		Senior Secured	12.8%		$1,457,676	$1,448,099	$1,448,099	12/1/2020
	HyperGrid, Inc.		Senior Secured	11.5%		1,017,478	983,652	983,652	12/1/2019
	Rigetti & Co., Inc.		Senior Secured	9.0%	2.8%	358,167	351,322	351,322	1/1/2019
	Rigetti & Co., Inc.		Senior Secured	9.0%	2.8%	2,542,377	2,473,892	2,473,892	1/1/2020
	Rigetti & Co., Inc. Subtotal					2,900,544	2,825,214	2,825,214
Computers & Storage Total		3.2%				$5,375,698	$5,256,965	$5,256,965

Internet
	Amino Payments, Inc.		Senior Secured	9.0%	4.1%	$298,181	$292,233	$292,233	3/1/2021
	Amino Payments, Inc.		Senior Secured	9.0%	4.4%	299,889	281,442	281,442	3/1/2021
	Amino Payments, Inc.		Senior Secured	9.0%	5.2%	148,238	145,223	145,223	3/1/2021
	Amino Payments, Inc. Subtotal					746,308	718,898	718,898
	Apartment List, Inc.		Senior Secured	11.0%		1,004,523	969,280	969,280	11/1/2019
	Better Doctor, Inc.		Senior Secured	12.0%		1,360,544	1,313,150	1,313,150	12/1/2020
	Bitfinder, Inc.		Senior Secured	10.5%		495,426	476,274	476,274	9/1/2020
	Bombfell, Inc.		Senior Secured	11.0%		495,106	464,769	464,769	4/1/2021
	Bombfell, Inc.		Senior Secured	11.0%		495,198	485,448	485,448	4/1/2021
	Bombfell, Inc. Subtotal					990,304	950,217	950,217
	CapLinked, Inc.		Senior Secured	12.8%		108,360	104,355	104,355	12/1/2018
	CapLinked, Inc.		Senior Secured	12.8%		116,784	115,607	115,607	1/1/2019
	CapLinked, Inc. Subtotal					225,144	219,962	219,962
	ConnectedYard, Inc.		Senior Secured	11.5%		494,863	471,785	423,421	6/1/2020
	Daily Muse, Inc.		Senior Secured	11.0%		2,968,833	2,766,491	2,766,491	12/1/2021
	DailyFeats, Inc.		Senior Secured	9.3%	4.7%	3,560,291	3,434,717	3,434,717	12/1/2020
	Darby Smart, Inc.		Senior Secured	12.0%		1,732,079	1,635,389	1,635,389	2/1/2021
	DreamCloud Holdings, LLC		Senior Secured	11.8%		742,284	663,136	663,136	6/1/2020
	DreamCloud Holdings, LLC		Senior Secured	11.8%		247,479	227,168	227,168	8/1/2020
	DreamCloud Holdings, LLC Subtotal					989,763	890,304	890,304
	Eventbrite, Inc.		Senior Secured	11.5%		14,852,077	13,081,547	13,081,547	2/1/2022
	Handy Technologies, Inc.		Senior Secured	11.0%		4,952,012	4,745,656	4,745,656	12/1/2020
	Homelight, Inc.		Senior Secured	11.0%		203,384	200,360	200,360	12/24/2018
	Homelight, Inc.		Senior Secured	11.0%		470,018	454,097	454,097	12/1/2019
	Homelight, Inc. Subtotal					673,402	654,457	654,457

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate	End of Term Payment	Principal	Cost	Fair Value	Maturity Date
	Honk Technologies, Inc.		Senior Secured	11.5%		1,221,162	1,178,111	1,178,111	12/1/2019
	Honk Technologies, Inc.		Senior Secured	11.5%		961,419	946,409	946,409	5/1/2020
	Honk Technologies, Inc. Subtotal					2,182,581	2,124,520	2,124,520
	iZENEtech, Inc.** ^		Senior Secured	11.0%		5,000,000	4,605,143	4,605,143	1/1/2021
	Node, Inc.		Senior Secured	12.0%		422,264	402,161	402,161	1/1/2020
	Placester, Inc.		Senior Secured	11.0%		2,068,783	1,983,527	1,983,527	10/1/2019
	Playstudios, Inc.		Senior Secured	10.0%		1,239,001	1,189,152	1,189,152	3/1/2021
	Radius Intelligence, Inc.		Senior Secured	8.0%	9.2%	7,429,006	6,975,493	6,975,493	10/1/2021
	Relay Network, LLC		Senior Secured	8.0%	4.4%	990,328	945,032	945,032	9/1/2020
	Relay Network, LLC		Senior Secured	8.0%	4.4%	990,599	972,780	972,780	9/1/2020
	Relay Network, LLC Subtotal					1,980,927	1,917,812	1,917,812
	ShipBob, Inc.		Senior Secured	11.0%		210,934	209,532	209,532	4/2/2018
	ShipBob, Inc.		Senior Secured	11.0%		421,825	408,070	408,070	1/1/2020
	ShipBob, Inc. Subtotal					632,759	617,602	617,602
	Spot.IM, Ltd.** ^		Senior Secured	12.5%		407,600	379,088	379,088	12/1/2019
	Spot.IM, Ltd.** ^		Senior Secured	11.8%		240,234	232,097	232,097	5/1/2020
	Spot.IM, Ltd.** ^		Senior Secured	12.5%		240,289	223,848	223,848	5/1/2020
	Spot.IM, Ltd.** ^ Subtotal					888,123	835,033	835,033
	SpotOn Computing, Inc.		Senior Secured	11.5%		1,485,585	1,368,087	1,368,087	10/1/2020
	Super Home, Inc.		Senior Secured	11.3%		132,423	126,831	126,831	3/1/2019
	Tango Card, Inc.		Senior Secured	12.0%		1,483,980	1,448,020	1,448,020	11/1/2020
	Thrive Market, Inc.		Senior Secured	12.0%		1,666,824	1,649,172	1,649,172	9/1/2019
	Thrive Market, Inc.		Senior Secured	12.0%		3,333,238	3,232,473	3,232,473	9/1/2019
	Thrive Market, Inc. Subtotal					5,000,062	4,881,645	4,881,645
	Tictail, Inc.		Senior Secured	11.0%		351,916	343,957	343,957	11/19/2018
	Tictail, Inc.		Senior Secured	11.0%		742,990	742,562	742,562	5/1/2021
	Tictail, Inc. Subtotal					1,094,906	1,086,519	1,086,519
	TouchofModern, Inc.		Senior Secured	11.0%		1,643,853	1,625,418	1,625,418	8/31/2018
	TouchofModern, Inc.		Senior Secured	11.0%		2,781,504	2,692,323	2,692,323	5/1/2020
	TouchofModern, Inc. Subtotal					4,425,357	4,317,741	4,317,741
	Traackr, Inc.		Senior Secured	11.8%		232,363	225,642	225,642	1/1/2019
	Traackr, Inc.		Senior Secured	11.8%		140,964	139,031	139,031	4/1/2019
	Traackr, Inc. Subtotal					373,327	364,673	364,673
	Viyet, Inc.		Senior Secured	11.0%		115,688	108,969	108,969	2/2/2018
	Viyet, Inc.		Senior Secured	11.0%		247,532	234,737	234,737	6/1/2020
	Viyet, Inc. Subtotal					363,220	343,706	343,706
Internet Total		40.6%				$71,247,873	$66,915,792	$66,867,428

Medical Devices
	Anutra Medical, Inc.		Senior Secured	10.0%		$101,634	$100,095	$100,095	1/1/2018
	Anutra Medical, Inc.		Senior Secured	10.0%		203,086	196,994	196,994	12/1/2019
	Anutra Medical, Inc. Subtotal					304,720	297,089	297,089
	JustRight Surgical LLC		Senior Secured	12.0%		660,423	647,544	647,544	3/2/2018
	JustRight Surgical LLC		Senior Secured	12.0%		697,804	664,301	664,301	7/1/2019
	JustRight Surgical LLC Subtotal					1,358,227	1,311,845	1,311,845
	Keystone Heart, Inc.** ^		Senior Secured	11.5%		2,900,363	2,709,462	2,709,462	11/1/2020
	Renovia, Inc.		Senior Secured	11.0%		990,109	938,895	938,895	6/1/2020
	Renovia, Inc.		Senior Secured	11.0%		990,536	972,380	972,380	11/1/2020
	Renovia, Inc. Subtotal					1,980,645	1,911,275	1,911,275
Medical Devices Total		3.8%				$6,543,955	$6,229,671	$6,229,671

Other Healthcare
	4G Clinical LLC		Senior Secured	11.0%		$990,389	$942,135	$942,135	7/1/2020
	Call9, Inc.		Senior Secured	9.0%	3.6%	990,135	844,331	844,331	1/1/2021

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate	End of Term Payment	Principal	Cost	Fair Value	Maturity Date
	Caredox, Inc.		Senior Secured	11.3%		347,345	340,488	340,488	1/1/2019
	Clover Health Investment Corporation		Senior Secured	11.3%		19,801,979	17,993,440	17,993,440	10/1/2018
	Clover Health Investment Corporation		Senior Secured	11.0%		9,905,340	9,905,340	9,905,340	10/1/2022
	Clover Health Investment Corporation Subtotal					29,707,319	27,898,780	27,898,780
	Driver, Inc.		Senior Secured	18.0%		9,895,940	9,020,007	9,020,007	7/1/2021
	Hello Doctor, Ltd.** ^		Senior Secured	12.5%		93,261	87,237	87,237	3/1/2019
	Hi.Q, Inc.		Senior Secured	11.0%		1,979,041	1,933,191	1,933,191	5/1/2020
	Lean Labs, Inc.		Senior Secured	12.0%		156,350	148,618	148,618	4/1/2019
	MD Revolution, Inc.		Senior Secured	12.5%		1,112,489	1,069,491	1,069,491	3/1/2020
	mPharma Data, Inc.** ^		Senior Secured	10.0%		371,684	352,962	352,962	11/1/2020
	mPharma Data, Inc.** ^		Senior Secured	10.0%		371,748	364,647	364,647	3/1/2021
	mPharma Data, Inc.** ^ Subtotal					743,432	717,609	717,609
	Myolex, Inc.		Senior Secured	12.8%		679,771	668,025	459,926	3/1/2019
	Project Healthy Living, Inc.		Senior Secured	11.0%		585,552	558,618	558,618	9/1/2019
	Sparta Software Corporation		Senior Secured	10.0%	2.5%	174,362	164,769	164,769	6/1/2020
	Trio Health Advisory Group, Inc.		Senior Secured	11.5%		497,447	482,660	482,660	2/1/2019
	Wellist, Inc.		Senior Secured	12.3%		106,410	100,352	100,352	3/1/2019
	Wellist, Inc.		Senior Secured	12.3%		162,897	159,385	159,385	12/1/2019
	Wellist, Inc. Subtotal					269,307	259,737	259,737
	Zillion Group, Inc.		Senior Secured	12.0%		989,511	929,246	929,246	7/1/2020
	Zillion Group, Inc.		Senior Secured	12.0%		986,667	962,935	962,935	12/1/2020
	Zillion Group, Inc. Subtotal					1,976,178	1,892,181	1,892,181
Other Healthcare Total		28.4%				$50,198,318	$47,027,877	$46,819,778

Other Technology
	8i Corporation		Senior Secured	11.8%		$2,969,900	$2,840,404	$2,840,404	12/1/2020
	Abiquo Group, Inc.** ^		Senior Secured	12.0%		494,854	472,056	472,056	1/1/2021
	Asset Avenue, Inc.		Senior Secured	18.0%		360,822	159,244	30,000	*
	Astro, Inc.		Senior Secured	18.0%		284,745	280,359	84,108	*
	BloomLife, Inc.		Senior Secured	12.0%		279,715	264,513	264,513	4/1/2020
	Candy Club Holdings, Inc.		Senior Secured	12.0%		82,143	80,581	80,581	9/1/2018
	CommunityCo, LLC		Senior Secured	12.0%		159,531	149,167	149,167	3/1/2019
	Consumer Physics, Inc.** ^		Senior Secured	11.0%		1,463,668	1,429,161	1,429,161	3/1/2019
	Eguana Technologies, Inc. **		Senior Secured	12.5%		1,478,125	1,298,326	1,298,326	12/1/2020
	Ensyn Corporation		Senior Secured	12.3%		1,619,749	1,565,156	1,565,156	6/1/2019
	Ensyn Corporation		Senior Secured	12.3%		2,019,641	1,990,000	1,990,000	11/1/2019
	Ensyn Corporation Subtotal					3,639,390	3,555,156	3,555,156
	Eponym, Inc.			18.0%		1,435,508	1,357,124	100,000	*
	ETN Media, Inc.		Senior Secured	11.5%		326,776	313,446	313,446	7/1/2020
	ETN Media, Inc.		Senior Secured	11.5%		327,002	321,420	321,420	7/1/2020
	ETN Media, Inc. Subtotal					653,778	634,866	634,866
	Flo Water, Inc.		Senior Secured	12.0%		73,377	70,287	70,287	8/1/2018
	Flo Water, Inc.		Senior Secured	11.4%		332,229	305,860	305,860	5/1/2020
	Flo Water, Inc.		Senior Secured	11.5%		989,281	925,948	925,948	5/1/2021
	Flo Water, Inc. Subtotal					1,394,887	1,302,095	1,302,095
	Gap Year Global, Inc.		Senior Secured	11.5%		116,270	113,439	113,439	10/1/2018
	Greats Brand, Inc.		Senior Secured	11.0%		164,533	152,205	152,205	7/1/2019
	Greats Brand, Inc.		Senior Secured	10.0%		203,284	199,767	199,767	12/1/2019
	Greats Brand, Inc.		Senior Secured	11.0%		1,487,376	1,388,435	1,388,435	5/1/2021
	Greats Brand, Inc. Subtotal					1,855,193	1,740,407	1,740,407
	Heartwork, Inc.		Senior Secured	11.0%		495,068	479,714	479,714	9/1/2020
	Hint, Inc.		Senior Secured	11.0%		2,475,903	2,251,403	2,251,403	3/1/2021
	Hint, Inc.		Senior Secured	11.0%		2,476,832	2,476,832	2,476,832	7/1/2021

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate	End of Term Payment	Principal	Cost	Fair Value	Maturity Date
	Hint, Inc. Subtotal					4,952,735	4,728,235	4,728,235
	Hyperloop Technologies, Inc.		Senior Secured	12.3%		1,430,953	1,409,938	1,409,938	11/15/2018
	Hyperloop Technologies, Inc.		Senior Secured	12.3%		4,863,682	4,700,871	4,700,871	6/1/2019
	Hyperloop Technologies, Inc. Subtotal					6,294,635	6,110,809	6,110,809
	Impossible Aerospace Corporation		Senior Secured	12.0%		494,880	468,571	468,571	8/1/2020
	June Life, Inc.		Senior Secured	11.8%		1,040,821	999,367	999,367	3/1/2020
	June Life, Inc.		Senior Secured	11.8%		1,041,329	1,021,446	1,021,446	3/1/2020
	June Life, Inc. Subtotal					2,082,150	2,020,813	2,020,813
	LanzaTech New Zealand Ltd.		Senior Secured	13.3%		2,823,098	2,594,830	2,594,830	3/1/2020
	LanzaTech New Zealand Ltd.		Senior Secured	13.0%		3,089,259	3,026,228	3,026,228	9/1/2020
	LanzaTech New Zealand Ltd.		Senior Secured	13.0%		2,468,715	2,426,969	2,426,969	3/1/2021
	LanzaTech New Zealand Ltd. Subtotal					8,381,072	8,048,027	8,048,027
	Neuehouse, LLC		Senior Secured	12.0%		3,767,791	3,340,451	3,340,451	6/1/2019
	North American Robotics Corporation		Senior Secured	11.0%		240,428	214,239	214,239	5/1/2020
	North American Robotics Corporation		Senior Secured	11.0%		247,644	242,345	242,345	8/1/2020
	North American Robotics Corporation Subtotal					488,072	456,584	456,584
	Noteleaf, Inc.		Senior Secured	11.0%		1,485,610	1,443,199	1,443,199	9/1/2020
	Opya, Inc.		Senior Secured	12.0%		494,333	456,063	456,063	4/1/2021
	PDQ Enterprises LLC **		Senior Secured	11.0%		3,466,123	3,382,474	3,382,474	2/1/2021
	Percepto Robotics, Ltd.** ^		Senior Secured	12.5%		741,941	698,439	698,439	8/1/2020
	Percepto Robotics, Ltd.** ^		Senior Secured	12.5%		294,375	286,123	286,123	12/1/2020
	Percepto Robotics, Ltd.** ^ Subtotal					1,036,316	984,562	984,562
	PLAE, Inc.		Senior Secured	9.0%	3.2%	1,485,476	1,436,153	1,436,153	12/1/2020
	Planet Labs, Inc.		Senior Secured	11.0%		12,376,966	11,746,129	11,746,129	11/1/2021
	Plenty Unlimited, Inc.		Senior Secured	9.0%	9.4%	1,414,525	1,351,733	1,351,733	1/1/2021
	Plenty Unlimited, Inc.		Senior Secured	9.0%	11.7%	1,385,092	1,360,761	1,360,761	3/1/2021
	Plenty Unlimited, Inc.		Senior Secured	9.0%	11.7%	3,022,018	2,845,643	2,845,643	9/1/2021
	Plenty Unlimited, Inc. Subtotal					5,821,635	5,558,137	5,558,137
	Plethora, Inc.		Senior Secured	9.0%	4.3%	549,210	542,712	542,712	3/1/2019
	Plethora, Inc.		Senior Secured	9.0%	4.3%	827,654	805,064	805,064	3/1/2019
	Plethora, Inc. Subtotal					1,376,864	1,347,776	1,347,776
	Rosco & Benedetto Co, Inc.		Senior Secured	11.0%		270,512	258,808	258,808	9/1/2019
	Seriforge, Inc.		Senior Secured	11.0%		81,548	78,000	78,000	9/1/2018
	Showroom, Inc.		Senior Secured	12.0%		2,474,973	2,326,964	2,326,964	12/1/2021
	SkyKick, Inc.		Senior Secured	10.5%		1,485,923	1,416,009	1,416,009	6/1/2020
	SkyKick, Inc.		Senior Secured	10.5%		495,409	485,485	485,485	10/1/2020
	SkyKick, Inc.		Senior Secured	10.5%		495,508	484,829	484,829	11/1/2020
	SkyKick, Inc. Subtotal					2,476,840	2,386,323	2,386,323
	TAE Technologies, Inc.		Senior Secured	12.5%		9,885,174	9,295,834	9,295,834	3/1/2021
	TAE Technologies, Inc.		Senior Secured	12.5%		2,471,864	2,405,246	2,405,246	4/1/2021
	TAE Technologies, Inc. Subtotal					12,357,038	11,701,080	11,701,080
	Terramera, Inc.** ^		Senior Secured	12.0%		1,979,970	1,794,237	1,794,237	4/1/2021
	Virtuix Holdings, Inc.		Senior Secured	11.0%		742,475	711,821	711,821	7/1/2020
	Wine Plum, Inc.		Senior Secured	11.0%		360,691	355,990	355,990	9/1/2019
	Wine Plum, Inc.		Senior Secured	11.0%		360,773	355,174	355,174	9/1/2019
	Wine Plum, Inc.		Senior Secured	11.0%		720,878	699,756	699,756	9/1/2019
	Wine Plum, Inc. Subtotal					1,442,342	1,410,920	1,410,920
Other Technology Total		52.6%				$92,993,953	$88,352,748	$86,770,129

Security
	Identiv, Inc. **		Senior Secured	12.5%		$2,471,216	$2,205,887	$2,205,887	8/1/2020

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate	End of Term Payment	Principal	Cost	Fair Value	Maturity Date
	Kryptnostic, Inc.		Senior Secured	18.0%		313,144	302,293	5,000	*
	Nok Nok Labs, Inc.		Senior Secured	12.5%		741,650	634,666	634,666	12/1/2020
	ThinAir Labs, Inc.		Senior Secured	10.0%		1,091,176	1,066,594	1,066,594	2/1/2020
Security Total		2.4%				$4,617,186	$4,209,440	$3,912,147

Semiconductors & Equipment
	ETA Compute, Inc.		Senior Secured	10.5%		$187,657	$181,728	$181,728	10/1/2019
	ETA Compute, Inc.		Senior Secured	10.3%		247,623	243,930	243,930	8/1/2020
	ETA Compute, Inc. Subtotal					435,280	425,658	425,658
Semiconductors & Equipment Total		0.3%				$435,280	$425,658	$425,658

Software
	Addepar, Inc.		Senior Secured	11.3%		$1,344,060	$1,333,487	$1,333,487	6/1/2018
	Alpha UX, Inc.		Senior Secured	11.8%		494,989	467,386	467,386	8/1/2020
	Apptimize, Inc.		Senior Secured	10.5%		$162,502	$158,931	$158,931	9/1/2018
	Apptimize, Inc.		Senior Secured	10.5%		263,951	261,614	261,614	3/1/2019
	Apptimize, Inc. Subtotal					426,453	420,545	420,545
	Aptible, Inc.		Senior Secured	11.8%		247,411	238,534	238,534	2/1/2021
	Bloomboard, Inc.		Senior Secured	18.0%		2,017,197	2,001,360	751,755	*
	BlueCart, Inc.		Senior Secured	12.5%		195,014	191,937	191,937	1/1/2020
	BlueCart, Inc.		Senior Secured	12.8%		389,765	375,883	375,883	1/1/2020
	BlueCart, Inc. Subtotal					584,779	567,820	567,820
	DealPath, Inc.		Senior Secured	11.0%		1,609,256	1,552,176	1,552,176	5/1/2021
	DemystData Limited		Senior Secured	11.8%		961,241	892,281	892,281	5/1/2020
	DemystData Limited		Senior Secured	11.8%		494,908	485,294	485,294	7/1/2020
	DemystData Limited Subtotal					1,456,149	1,377,575	1,377,575
	Drift Marketplace, Inc.		Senior Secured	11.0%		169,337	160,495	160,495	3/1/2020
	Drift Marketplace, Inc.		Senior Secured	11.0%		169,382	167,046	167,046	3/1/2020
	Drift Marketplace, Inc.		Senior Secured	11.0%		225,806	222,818	222,818	3/1/2020
	Drift Marketplace, Inc. Subtotal					564,525	550,359	550,359
	Estify, Inc.		Senior Secured	11.5%		480,666	455,910	455,910	7/1/2018
	Estify, Inc.		Senior Secured	11.5%		495,184	484,647	484,647	11/1/2020
	Estify, Inc. Subtotal					975,850	940,557	940,557
	Gearbox Software, LLC		Senior Secured	11.0%		2,971,207	2,712,251	2,712,251	9/1/2020
	GoFormz, Inc.		Senior Secured	12.0%		1,236,731	1,165,642	1,165,642	11/1/2020
	HealthPrize Technologies, LLC		Senior Secured	12.0%		203,647	195,364	195,364	12/1/2019
	Highfive Technologies, Inc.		Senior Secured	11.5%		3,961,287	3,760,217	3,760,217	10/1/2021
	IntelinAir, Inc.		Senior Secured	11.5%		78,447	68,794	68,794	6/1/2019
	IntelinAir, Inc.		Senior Secured	11.5%		78,453	78,453	78,453	6/1/2019
	IntelinAir, Inc. Subtotal					156,900	147,247	147,247
	Interset Software, Inc.** ^		Senior Secured	9.0%	4.5%	919,049	898,150	898,150	10/1/2019
	Interset Software, Inc.** ^		Senior Secured	9.0%	4.5%	742,091	714,300	714,300	10/1/2020
	Interset Software, Inc.** ^ Subtotal					1,661,140	1,612,450	1,612,450
	Invoice2Go, Inc.		Senior Secured	11.8%		989,483	912,925	912,925	6/1/2020
	Invoice2Go, Inc.		Senior Secured	11.8%		1,732,154	1,652,554	1,652,554	4/1/2021
	Invoice2Go, Inc.		Senior Secured	11.8%		1,732,656	1,732,656	1,732,656	4/1/2021
	Invoice2Go, Inc. Subtotal					4,454,293	4,298,135	4,298,135
	JethroData, Inc.** ^		Senior Secured	11.0%		846,339	822,579	822,579	10/1/2019
	Libre Wireless Technologies, Inc.		Senior Secured	12.0%		422,288	399,350	399,350	1/1/2020
	Meta Company		Senior Secured	11.0%		2,476,204	2,435,531	2,435,531	6/1/2021
	Meta Company		Senior Secured	11.0%		2,475,703	2,333,495	2,333,495	6/1/2021
	Meta Company Subtotal					4,951,907	4,769,026	4,769,026
	Metarail, Inc.		Senior Secured	12.0%		247,445	247,445	247,445	5/1/2018

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate	End of Term Payment	Principal	Cost	Fair Value	Maturity Date
	Metarail, Inc.		Senior Secured	12.0%		494,631	424,431	424,431	6/1/2021
	Metarail, Inc. Subtotal					742,076	671,876	671,876
	Mines.io, Inc.** ^		Senior Secured	12.0%		494,991	462,139	462,139	7/1/2020
	Mintigo, Inc.** ^		Senior Secured	10.0%		497,501	473,307	473,307	4/1/2020
	Mintigo, Inc.** ^		Senior Secured	10.0%		544,254	536,440	536,440	7/1/2020
	Mintigo, Inc.** ^		Senior Secured	10.0%		495,783	486,661	486,661	7/1/2021
	Mintigo, Inc.** ^ Subtotal					1,537,538	1,496,408	1,496,408
	PowerInbox, Inc.** ^		Senior Secured	11.0%		371,284	361,516	361,516	6/1/2020
	Securly, Inc.		Senior Secured	11.5%		247,572	212,567	212,567	12/1/2020
	Swrve, Inc.		Senior Secured	11.8%		1,771,946	1,724,483	1,724,483	5/1/2020
	The/Studio Technologies, Inc.		Senior Secured	11.0%		742,597	683,418	683,418	6/1/2020
	Unmetric, Inc.		Senior Secured	11.5%		327,655	307,320	307,320	2/1/2020
	VenueNext, Inc.		Senior Secured	11.0%		1,442,312	1,344,322	1,344,322	5/1/2020
	Vuemix, Inc.		Senior Secured	11.3%		247,560	233,440	233,440	11/1/2020
	Workspot, Inc.		Senior Secured	12.0%		373,917	357,047	357,047	2/1/2019
	Workspot, Inc.		Senior Secured	12.0%		742,210	674,347	674,347	6/1/2020
	Workspot, Inc. Subtotal					1,116,127	1,031,394	1,031,394
	Xeeva, Inc.		Senior Secured	12.0%		2,349,624	2,314,394	2,314,394	7/1/2020
	Zodiac, Inc.		Senior Secured	11.0%		493,832	484,472	484,472	7/1/2019
Software Total		23.9%				$42,471,522	$40,659,809	$39,410,204

Technology Services
	AirHelp, Inc.		Senior Secured	10.0%		$1,202,464	$1,149,877	$1,149,877	5/1/2020
	AirHelp, Inc.		Senior Secured	10.0%		619,605	609,626	609,626	7/1/2020
	AirHelp, Inc.		Senior Secured	10.0%		619,927	608,236	608,236	10/1/2020
	AirHelp, Inc. Subtotal					2,441,996	2,367,739	2,367,739
	Akademos, Inc.		Junior Secured	13.5%	1.5%	992,825	848,678	848,678	8/1/2020
	Blazent, Inc.		Senior Secured	12.0%		864,647	842,696	842,696	8/1/2019
	Blazent, Inc.		Senior Secured	12.0%		633,096	625,912	625,912	1/1/2020
	Blazent, Inc.		Senior Secured	12.0%		1,360,563	1,322,659	1,322,659	8/1/2020
	Blazent, Inc. Subtotal					2,858,306	2,791,267	2,791,267
	Blue Technologies Limited** ^		Senior Secured	11.0%		466,277	458,106	458,106	6/1/2018
	Blue Technologies Limited** ^		Senior Secured	11.0%		1,016,949	978,830	978,830	4/1/2020
	Blue Technologies Limited** ^ Subtotal					1,483,226	1,436,936	1,436,936
	Callisto Media, Inc.		Senior Secured	10.0%		2,478,674	2,415,877	2,415,877	6/1/2020
	Callisto Media, Inc.		Senior Secured	10.0%		991,527	977,836	977,836	9/1/2020
	Callisto Media, Inc.		Senior Secured	10.0%		991,580	976,382	976,382	12/1/2020
	Callisto Media, Inc.		Senior Secured	10.0%		991,631	974,941	974,941	3/1/2021
	Callisto Media, Inc. Subtotal					5,453,412	5,345,036	5,345,036
	CloudIQ Ltd.** ^		Senior Secured	12.0%		984,333	841,896	841,896	12/1/2020
	Dolly, Inc.		Senior Secured	12.0%		865,745	834,672	834,672	6/1/2020
	FSA Store, Inc.		Senior Secured	10.0%		2,478,059	2,333,578	2,333,578	12/1/2020
	Iris.tv, Inc.		Senior Secured	12.0%		141,212	136,877	136,877	2/28/2018
	Iris.tv, Inc.		Senior Secured	12.0%		742,270	699,447	699,447	2/1/2021
	Iris.tv, Inc. Subtotal					883,482	836,324	836,324
	Maxi Mobility, Inc.		Senior Secured	10.0%		19,827,658	19,139,034	19,139,034	1/1/2021
	ParkJockey Global, Inc.		Senior Secured	12.0%		314,429	300,390	300,390	11/26/2018
	ParkJockey Global, Inc.		Senior Secured	12.0%		314,453	314,453	314,453	6/1/2019
	ParkJockey Global, Inc. Subtotal					628,882	614,843	614,843
	Particle Industries, Inc.		Senior Secured	12.0%		377,007	357,120	357,120	2/2/2018
	Particle Industries, Inc.		Senior Secured	12.0%		392,257	387,002	387,002	11/1/2019
	Particle Industries, Inc. Subtotal					769,264	744,122	744,122
	PayJoy, Inc. **		Senior Secured	12.0%		141,112	136,475	136,475	4/1/2019
	PayJoy, Inc. **		Senior Secured	12.0%		173,025	171,137	171,137	8/1/2019
	PayJoy, Inc. ** Subtotal					314,137	307,612	307,612

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate	End of Term Payment	Principal	Cost	Fair Value	Maturity Date
	Sixup PBC, Inc. **		Senior Secured	12.0%		393,042	380,913	380,913	6/1/2019
	TrueFacet, Inc.		Senior Secured	11.0%		723,567	699,883	699,883	8/1/2020
	TrueFacet, Inc.		Senior Secured	11.3%		247,643	243,605	243,605	3/1/2021
	TrueFacet, Inc.		Senior Secured	10.5%		247,627	243,177	243,177	6/1/2021
	TrueFacet, Inc. Subtotal					1,218,837	1,186,665	1,186,665
	Zeel Networks, Inc.		Senior Secured	11.0%		482,250	476,162	476,162	8/1/2020
	Zeel Networks, Inc.		Senior Secured	11.0%		482,323	475,294	475,294	8/1/2020
	Zeel Networks, Inc.		Senior Secured	11.0%		964,453	929,847	929,847	8/1/2020
	Zeel Networks, Inc. Subtotal					1,929,026	1,881,303	1,881,303
Technology Services Total		25.4%				$43,522,230	$41,890,618	$41,890,618

Wireless
	Bluesmart, Inc.		Senior Secured	11.0%		$1,386,339	$1,355,318	$470,425	9/1/2019
	InVenture Capital Corporation **		Senior Secured	10.5%		395,842	384,524	384,524	11/26/2018
	InVenture Capital Corporation **		Senior Secured	10.5%		540,191	533,944	533,944	9/1/2019
	InVenture Capital Corporation ** Subtotal					936,033	918,468	918,468
	Juvo Mobile, Inc. **		Senior Secured	11.0%		360,625	345,959	345,959	9/1/2019
	Juvo Mobile, Inc. **		Senior Secured	11.0%		421,825	416,574	416,574	1/1/2020
	Juvo Mobile, Inc. **		Senior Secured	11.0%		436,814	430,450	430,450	2/1/2020
	Juvo Mobile, Inc. ** Subtotal					1,219,264	1,192,983	1,192,983
	Nextivity, Inc.		Senior Secured	12.0%		5,442,245	5,441,554	5,441,554	6/1/2021
	Parallel Wireless, Inc.		Senior Secured	11.8%		3,262,819	3,163,938	3,163,938	4/1/2020
	Parallel Wireless, Inc.		Senior Secured	11.8%		1,484,755	1,460,134	1,460,134	10/1/2020
	Parallel Wireless, Inc. Subtotal					4,747,574	4,624,072	4,624,072
Wireless Total		7.7%				$13,731,455	$13,532,395	$12,647,502
Grand Total		188.6%				$331,636,311	$314,981,551	$310,710,678
* As of December 31, 2017, loans with a cost basis of $4.1 million and a fair value of $1.0 million were classified as non-accrual. These loans have been accelerated from their original maturity and are due in their entirety. During the period for which these loans have been on non-accrual status, no interest income has been recognized.
** Indicates assets that the Fund deems “non-qualifying assets” under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of the Fund’s total assets at the time of acquisition of any additional non-qualifying assets. As of December 31, 2017, 9.5% of the Fund’s total assets represented non-qualifying assets. As part of this calculation, the numerator consists of all eligible portfolio companies as defined in Section 2(a)(46) of the 1940 Act; and the denominator consists of total assets less the assets described in Section 55(a)(7) of the 1940 Act.
^ Entity is not domiciled in the United States and does not have its principal place of business in the United States.
(a) The percentage of net assets that each industry group represents is shown with the industry totals (the sum of the percentages does not equal 100% because the percentages are based on net assets as opposed to total loans).

The interest rate is the designated annual interest rate exclusive of any original issue discount, fees or end of term payment. The end of term payments are contractually due on the maturity date and are in addition to the interest rate shown. End of term payments are the percentage of the final payment divided by the original loan amount and are amortized over the full term of the loan.

See notes to financial statements.

VENTURE LENDING & LEASING VIII, INC.
Notes to Financial Statements

1. ORGANIZATION AND OPERATIONS OF THE FUND

Venture Lending & Leasing VIII, Inc. (the “Fund”) was incorporated in Maryland on May 6, 2015 as a non-diversified closed-end management investment company electing status as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (“1940 Act”) and is managed by Westech Investment Advisors, LLC (“Manager” or “Management”). The Fund will be dissolved on December 31, 2025 unless an election is made to dissolve earlier by the Board of Directors (the “Board”). One hundred percent of the stock of the Fund is held by Venture Lending & Leasing VIII, LLC (the “Company”). Prior to commencing its operations on August 12, 2015, the Fund had no operations other than the sale to the Company of 100,000 shares of common stock, $0.001 par value for $25,000 in July 2015. This issuance of stock was a requirement to apply for a finance lender’s license from the California Commissioner of Corporations, which was obtained on August 20, 2015.

The Fund’s investment objective is to achieve a superior risk-adjusted investment return and seeks to achieve that objective by providing debt financing to portfolio companies; most of which are private. The Fund generally receives warrants to acquire equity securities in connection with its portfolio investments and generally distributes these warrants to its shareholder upon receipt. The Fund also has guidelines for the percentage of total assets which will be invested in different types of assets. The portfolio investments of the Fund primarily consist of debt financing to early and expansion stage venture capital-backed technology companies.
2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
Basis of Accounting
The preparation of financial statements in conformity with Generally Accepted Accounting Principles in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain prior year amounts have been reclassified to conform to the current year presentation. The Fund is an investment company in accordance with Accounting Standards Codification 946, Financial Services - Investment Companies (“ASC 946”), which defines investment companies and prescribes specialized accounting and reporting requirements for investment companies.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand and cash equivalents with maturities of 90 days or less. Included in this are money market mutual funds that are valued at their most recently traded price prior to the valuation date. Within cash and cash equivalents, as of December 31, 2018, the Fund held 14,441,225 units in the Blackrock Treasury Trust Institutional Fund valued at $1 per unit at a yield of 2.49% and $4,947,137 in cash, which represents 8.95% of the net assets of the Fund.
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
As of December 31, 2018 and 2017, the financial statements include nonmarketable investments of $399.0 million and $310.7 million (or 93.9% and 95.5% of the total assets, respectively) with fair values determined by the Manager in the absence of readily determinable market values. Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Below is the information used by the Manager in making these estimates.
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

Non-accrual Loans

The Fund’s policy is to classify a loan as non-accrual when the portfolio company is delinquent for three consecutive months on its monthly loan payments, or, in the opinion of Management, either ceases or drastically curtails its operation and Management deems that it is unlikely that the loan will return to performing status. When a loan is placed on non-accrual status, all interest previously accrued but not collected for the quarter is reversed for the quarter in which the loan was placed on non-accrual status. Any uncollected interest related to quarters prior to when the loan was placed on non-accrual status is added to the principal balance, and the aggregate balance of the principal and interest is evaluated in accordance with the policy for valuation of loans in determining Management’s best estimate of fair value. Interest received by the Fund on non-accrual loans will be recognized as interest income if and when the proceeds exceed the book value of the respective loan.

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

As of December 31, 2018 and 2017, loans with a cost basis of $8.5 million and $4.1 million and fair value of $4.5 million and $1.0 million were classified as non-accrual.
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

The remaining expected lives of warrants are based on historical experience of the average life of the warrants, as warrants are often exercised in the event of acquisitions, mergers, or initial public offerings, and terminated due to events such as bankruptcies, restructuring activities, or additional financings. These events cause the expected term to be less than the remaining contractual term of the warrants. The Fund assumed the average duration of a warrant is 3.5 years for the year ended December 31, 2018, 2017 and 2016. The effect of a hypothetical increase in the estimated initial term of the warrants used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants.

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

Other Assets and Liabilities

Other Assets include costs incurred in conjunction with borrowings under the Fund’s debt facility and are stated at initial cost. The costs are capitalized and then amortized over the term of the facility.

As of December 31, 2018 and 2017, the fair values of Other Assets and Liabilities are estimated at their carrying values because of the short-term nature of these assets or liabilities.

As of December 31, 2018, and 2017 based on borrowing rates available to the Fund the estimated fair value of the borrowings under the debt facility was $203.0 million and $156.5 million, respectively.

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
Deferred Bank Fees
The deferred bank fees and costs associated with the debt facility are included in Other assets in the Statements of Assets and Liabilities and are being amortized over the estimated life of the facility, which currently matures on September 11, 2020. The amortization of these costs is recorded as Interest expense in the Statements of Operations.
Interest Rate Cap Agreements
The Fund had entered into interest rate cap agreements which were primarily valued on the basis of the future expected interest rates on the remaining notional principal balance. This methodology is comparable to what a prospective acquirer would use in determining the amount they would pay on the measurement date. Valuation pricing models utilized to fair value the caps consider inputs such as forward rates, anticipated interest rate volatility relating to the reference rate, as well as time value and other factors underlying cap instruments. The interest rate cap contracts were recorded in the Statements of Assets and Liabilities at the estimated fair value. Subsequent changes in fair value were recorded in the Net change in unrealized gain (loss) from derivative instruments in the Statements of Operations and the quarterly interest received on the interest rate cap contracts, if any, were recorded in Net realized gain (loss) from derivative instruments in the Statements of Operations. The interest rate cap agreements were canceled in April 2018 and the value was rolled over into an interest rate swap agreement effective March 30, 2018. Since inception through their cancellation, no interest was received on the interest rate cap contracts.
Interest Rate Swap Agreement
The Fund has entered into a cancellable interest rate swap agreement to hedge its interest rate on its expected borrowings under its loan facility (see Note 9). Cancellable interest rate swaps are primarily valued on the basis of quotes obtained from brokers and dealers and adjusted for counterparty risk and the optionality to terminate the swap early. The valuation of the swap agreement also considers the future expected interest rates on the notional principal balance remaining which is comparable to what a prospective acquirer would pay on the measurement date. Valuation pricing models consider inputs such as forward rates, anticipated interest rate volatility relating to the reference rate, as well as time value and other factors underlying swap instruments. The contract is recorded at fair value in either Derivative asset - interest rate swap or Derivative liability - interest rate swap in the Statements of Assets and Liabilities, depending on whether the value of the contract is in favor of the Fund or the counterparty. The changes in fair value are recorded in Net change in unrealized gain (loss) from derivative instruments in the Statements of Operations and the quarterly interest received or paid on the interest rate swap contract, if any, will be recorded in Net realized gain (loss) from derivative instruments in the Statements of Operations. The interest rate swap agreement terminates on September 11, 2020 with an option to terminate the swap early on March 31, 2020.

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606),” and subsequently issued several amendments to correct and clarify several issues. ASU 2014-09 and its related amendments offers comprehensive guidance on the recognition of revenue upon the exchange of promised goods or services with customers. The main principle of the guidance is for an entity to recognize revenue upon the transfer of the promised goods or services that reflect the consideration to which the entity deems it to be entitled to for the exchange of those goods or services. The guidance has a five-step framework for the entity to follow: (i) identify the contract(s) with a customer, (ii) identify the performance obligation(s) in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligation(s) in the contract, and (v) recognize revenue when the entity satisfies a performance obligation. ASU 2014-09 and its related amendments became effective January 1, 2018. The Fund elected to adopt this ASU on January 1, 2018 with no material effect on its financial statements or disclosures.
In August 2018, FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820),” which made changes to the fair value measurement disclosure requirements in ASC 820 “Fair Value Measurements and Disclosures.” The changes included new disclosure requirements, elimination of some requirements and the modification of others. ASU 2018-13 is effective for annual reporting periods, and the interim periods within those periods, beginning after December 15, 2019. The Fund adopted the changes per ASU 2018-13 and there was no material impact to its financial statements or disclosures.
3. FAIR VALUE DISCLOSURES
The Fund primarily provides asset-based financing to start-up and emerging growth venture-capital-backed companies which are generally made to borrowers pursuant to commitments whereby the Fund agrees to finance assets and provide working or growth capital up to a specified amount for the term of the commitment, upon the terms and subject to the conditions specified by such commitment. Even though these loans are generally secured by the assets of the borrowers, the Fund in most cases is subject to the credit risk of such companies. As of December 31, 2018 and 2017, the Fund’s investments in loans are primarily to companies based within the United States and are diversified among borrowers in the industries shown in the Statements of Investments.
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

Loan balances in the Statements of Investments are summarized by borrower. Typically, a borrower’s balance will be composed of several loans drawn under a commitment made by the Fund with the interest rate on each loan fixed at the time each loan is funded. Each loan drawn under a commitment has a different maturity date and amount.
For the year ended December 31, 2018, the weighted-average interest rate on performing loans was 18.03%, which was inclusive of both cash and non-cash interest income. For the same period, the weighted-average interest rate on the cash portion of the interest income was 14.59%. For the year ended December 31, 2017, the weighted-average interest rate on performing loans was 15.91%. This rate was inclusive of both cash and non-cash interest income. For the same period, the weighted-average interest rate on the cash portion of the interest income was 12.75%.
For the year ended December 31, 2018, the weighted-average interest rate on all loans was 17.83%, which was inclusive of both cash and non-cash interest income. For the same period, the weighted-average interest rate on the cash portion of the interest income was 14.43%. For the year ended December 31, 2017, the weighted-average interest rate on all loans was 15.81%. This rate was inclusive of both cash and non-cash interest income. For the same period, the weighted-average interest rate on the cash portion of the interest income was 12.67%.
Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants and new loans funded during the year.
The risk profile of a loan changes when events occur that impact the credit analysis of the borrower and loan as described in our loan accounting policy. Such changes result in the fair value adjustments made to the individual loans, which in accordance with U.S. GAAP, would be based on the price that would be received to sell an asset or paid to settle a liability in an orderly transaction between market participants at the measurement date. Where the risk profile is consistent with the original underwriting, which is primarily the case for this loan portfolio, the remaining cost of the loan approximates fair value.

All loans as of December 31, 2018 were pledged as collateral for the debt facility, and the Fund’s borrowings are generally collateralized by all assets of the Fund. As of December 31, 2018 and 2017, the Fund had unexpired unfunded commitments to borrowers of $64.9 million and $96.2 million, respectively.
Valuation Hierarchy
Under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (ASC) 820-10 “Fair Value Measurements,” the Fund categorizes its fair value measurements in a three-level hierarchy. The hierarchy prioritizes the inputs used by the Fund’s valuation techniques. A level is assigned to each fair value measurement based on the lowest level input that is significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are defined as follows:

Level 1	Unadjusted quoted prices for identical assets or liabilities in active markets that are accessible at the measurement date.
Level 2	Prices or valuations based on observable inputs other than quoted prices in active markets for identical assets and liabilities.
Level 3	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.
Transfers of investments between levels of the fair value hierarchy are recorded on the actual date of the event or change in circumstances that caused the transfer. There were no transfers in and out of Level 1, 2, or 3 during the year ended December 31, 2018, and 2017.
The Fund’s cash equivalents were valued at the traded net asset value of the money market fund, and therefore, these measurements are classified as Level 1. The Fund’s investments in the interest rate cap and swap are based on quotes from the market makers that derive fair values from market data, and therefore, they are classified as Level 2. The Fund’s borrowings under the debt facility are also classified as Level 2, because the borrowings are based on rates that are observable at commonly quoted intervals, which are Level 2 inputs.
The Fund’s loan transactions are individually negotiated and unique, and because there is no market in which these assets trade, the inputs for these assets, which are valued using estimated exit values, are classified as Level 3.
The following tables provide quantitative information about the Fund’s Level 3 fair value measurements of the Fund’s investments by industry as of December 31, 2018 and 2017. In addition to the techniques and inputs noted in the table below, the Fund may also use other valuation techniques and methodologies when determining its fair value measurements.

Investment Type - Level 3
Debt Investments	Fair Value at 12/31/2018	Valuation Techniques / Methodologies	Unobservable Input	Weighted Average / Amount or Range

Biotechnology	$1,555,663	Hypothetical market analysis	Hypothetical market coupon rate	15%
		Income Approach	Expected amount and timing of cash flow payment	$0

Computers & Storage	$2,848,813	Hypothetical market analysis	Hypothetical market coupon rate	21%

Enterprise Networking	$3,266,067	Hypothetical market analysis	Hypothetical market coupon rate	15%

Internet	$78,722,609	Hypothetical market analysis	Hypothetical market coupon rate	15%
		Income Approach	Expected amount and timing of cash flow payment Discount Rate	$9,329,138 4%

Medical Devices	$24,688,884	Hypothetical market analysis	Hypothetical market coupon rate	16%
		Income Approach	Expected amount and timing of cash flow payment Discount Rate	$11,800,605 4%

Other Healthcare	$46,191,570	Hypothetical market analysis	Hypothetical market coupon rate	14%
		Income Approach	Expected amount and timing of cash flow payment Discount Rate	$190,000 - $1,648,552 4%

Other Technology	$113,584,105	Hypothetical market analysis	Hypothetical market coupon rate	15%
		Income Approach	Expected amount and timing of cash flow payment Discount Rate	$0 - $2,787,929 0% - 4%

Security	$3,553,554	Hypothetical market analysis	Hypothetical market coupon rate	20%
		Income Approach	Expected amount and timing of cash flow payment	$0

Semiconductors & Equipment	$11,238,444	Hypothetical market analysis	Hypothetical market coupon rate	15%

Investment Type - Level 3
Debt Investments	Fair Value at 12/31/2018	Valuation Techniques / Methodologies	Unobservable Input	Weighted Average / Amount or Range
Software	$70,661,708	Hypothetical market analysis	Hypothetical market coupon rate	16%
		Income Approach	Expected amount and timing of cash flow payment Discount Rate	$0 - $3,253,760 0% - 4%

Technology Services	$33,040,931	Hypothetical market analysis	Hypothetical market coupon rate	13%
		Income Approach	Expected amount and timing of cash flow payment Discount Rate	$751,771 - $2,459,113 4%

Wireless	$9,628,183	Hypothetical market analysis	Hypothetical market coupon rate	13%
	$398,980,531

Investment Type - Level 3
Debt Investments	Fair Value at 12/31/2017	Valuation Techniques / Methodologies	Unobservable Input	Weighted Average / Amount or Range

Biotechnology	$480,578	Hypothetical market analysis	Hypothetical market coupon rate	16%

Computers & Storage	$5,256,965	Hypothetical market analysis	Hypothetical market coupon rate	14%

Internet	$66,867,428	Hypothetical market analysis	Hypothetical market coupon rate	15%
		Income Approach	Expected amount and timing of cash flow payment Discount Rate	$0 - $571,755 3%

Medical Devices	$6,229,671	Hypothetical market analysis	Hypothetical market coupon rate	16%

Other Healthcare	$46,819,778	Hypothetical market analysis	Hypothetical market coupon rate	15%
		Income Approach	Expected amount and timing of cash flow payment Discount Rate	$0 - $849,088 2%

Other Technology	$86,770,129	Hypothetical market analysis	Hypothetical market coupon rate	15%
		Income Approach	Expected amount and timing of cash flow payment Discount Rate	$30,000 - $100,000 0%

Security	$3,912,147	Hypothetical market analysis	Hypothetical market coupon rate	19%

Investment Type - Level 3
Debt Investments	Fair Value at 12/31/2017	Valuation Techniques / Methodologies	Unobservable Input	Weighted Average / Amount or Range
		Income Approach	Expected amount and timing of cash flow payment Discount Rate	$5,000 0%

Semiconductors & Equipment	$425,658	Hypothetical market analysis	Hypothetical market coupon rate	13%

Software	$39,410,204	Hypothetical market analysis	Hypothetical market coupon rate	15%
		Income Approach	Expected amount and timing of cash flow payment Discount Rate	$0 - $1,500,000 3%

Technology Services	$41,890,618	Hypothetical market analysis	Hypothetical market coupon rate	13%

Wireless	$12,647,502	Hypothetical market analysis	Hypothetical market coupon rate	13%
		Income Approach	Expected amount and timing of cash flow payment Discount Rate	$0 - $1,517,227 3%
	$310,710,678

The following table presents the balances of assets as of December 31, 2018 measured at fair value on a recurring basis:

As of December 31, 2018	Level 1	Level 2	Level 3	Total
ASSETS:
Loans†	$—	$—	$398,980,531	$398,980,531
Derivative asset - interest rate swap	—	616,148	—	616,148
Cash and cash equivalents	19,388,362	—	—	19,388,362
Total assets	$19,388,362	$616,148	$398,980,531	$418,985,041

LIABILITIES:
Borrowings under debt facility	—	$203,000,000	—	$203,000,000
Total liabilities	—	$203,000,000	—	$203,000,000

† For a detailed listing of borrowers comprising this amount, please refer to the Statements of Investments.

The following table presents the balances of assets as of December 31, 2017 measured at fair value on a recurring basis:

As of December 31, 2017	Level 1	Level 2	Level 3	Total
ASSETS:
Loans†	$—	$—	$310,710,678	$310,710,678
Interest rate cap	—	339,183	—	339,183
Cash equivalents	7,879,718	—	—	7,879,718
Total assets	$7,879,718	$339,183	$310,710,678	$318,929,579

LIABILITIES:
Borrowings under debt facility	—	$156,500,000	—	$156,500,000
Total liabilities	—	$156,500,000	—	$156,500,000

† For a detailed listing of borrowers comprising this amount, please refer to Statements of Investments.
The following table provides a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Year Ended December 31, 2018
	Loans	Warrants	Stock	Convertible Note
Beginning balance	$310,710,678	$—	$—	$—
Acquisitions and originations	275,189,805	16,402,384	2,145,534	—
Principal reductions and amortization of discounts	(170,576,520)	—		—
Distributions to shareholder	—	(16,402,384)	(2,145,534)	—
Net change in unrealized loss from loans	(2,058,044)	—	—	—
Net realized loss from loans	(14,285,388)	$—	—	—
Ending balance	$398,980,531	$—	$—	$—
Net change in unrealized loss on investments relating to investments still held at December 31, 2018	$(5,257,681)

The following table provides a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Year Ended December 31, 2017
	Loans	Warrants	Stock	Convertible Note
Beginning balance	$125,550,657	$—	$—	$—
Acquisitions and originations	252,392,500	16,904,566	38,935	17,507
Principal reductions and amortization of discounts	(61,424,638)	—	—	—
Distributions to shareholder	—	(16,904,566)	(38,935)	(17,507)
Net change in unrealized loss from loans	(954,960)	$—	—	—
Net realized loss from loans	(4,852,881)	$—	—	—
Ending balance	$310,710,678	$—	$—	$—
Net change in unrealized loss on investments relating to investments still held at December 31, 2017	$(3,982,050)

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

5.  CAPITAL STOCK
As of December 31, 2018, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding. Total committed capital of the Company, as of December 31, 2018 and December 31, 2017 was $423.6 million. Total contributed capital to the Company through December 31, 2018 and December 31, 2017 was $347.4 million and $249.9 million, of which $297.6 million and $213.1 million was contributed to the Fund, respectively.
The chart below shows the distributions of the Fund for the years ended December 31, 2018, 2017 and 2016.

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016
Cash distributions	$48,000,000	$29,500,000	—
Distributions of equity securities and convertible notes	18,547,918	16,961,008	6,885,490
Total distributions to shareholder	$66,547,918	$46,461,008	6,885,490

Final classification of the distributions as either a return of capital or a distribution of income is an annual determination made at the end of each year dependent upon the Fund’s current year and cumulative earnings and profits.
6. DEBT FACILITY
On April 5, 2016, the Fund established a secured, syndicated revolving loan facility in an initial amount up to $150,000,000 (the “Loan Agreement”) led by Wells Fargo, N.A. and MUFG Union Bank, N.A. On September 11, 2017, the Loan Agreement was amended (the “Amended Loan Agreement”) and the borrowing availability thereunder increased the size of the facility to $280,000,000. An additional $75,000,000 is potentially available to the Fund, subject to further negotiation and credit approval, through an accordion provision contained in the Amended Loan Agreement. All of the assets of the Fund collateralize borrowings by the Fund. Loans under the facility may be, at the option of the Fund, a Reference Rate Loan, a LIBOR Rate Loan, or a LIBOR Market Index Rate Loan. A Reference Rate Loan is defined as a loan bearing interest at the highest of: (a) the Federal Funds Rate for such day plus one half of one percent (0.50%), (b) the Prime Rate, and (c) LIBOR plus one percent (1%) (“Reference Rate”). A LIBOR Rate Loan is defined as a Loan bearing interest at the prevailing LIBOR rate for a period equal to the applicable LIBOR Loan Period which appears on the Reuters Screen LIBOR01 Page (or any applicable successor page) at approximately 11:00 a.m. (London time) two (2) Business Days prior to the first day of the applicable LIBOR Loan Period (rounded upward, if necessary, to the nearest 1/100th of 1%) (“LIBOR Rate”). A LIBOR Market Index Rate Loan is defined as a Loan bearing interest, for any day, at a variable rate of interest equal to the one-month LIBOR Market Index Rate based on a minimum deposit of at least $5.0 million for a period equal to one month which appears on the Reuters Screen LIBOR01 Page (or any applicable successor page) at approximately 11:00 a.m. (London time) on such date of determination, or if not a business day, then the immediate preceding business day (rounded upward, if necessary to the nearest 1/100th of 1%). As of December 31, 2018, the Fund’s outstanding borrowings were entirely based on the LIBOR Rate. The facility terminates on September 11, 2020, but can be accelerated in the event of default, such as failure by the Fund to make timely interest or principal payments.

Borrowings under the facility are collateralized by receivables from loans to portfolio companies advanced by the Fund with assignment of such receivables to the financial institution, plus all of the other assets of the Fund. Under the Amended Loan Agreement, interest is charged to the Fund based on its borrowings at, pursuant to the election of the Fund, an annual rate equal to either (i) LIBOR plus 2.75% or (ii) the Reference Rate plus 1.75%, or (iii) the LIBOR Market Index Rate plus 2.75%. The Fund also pays an annual commitment fee under the Amended Loan Agreement. When the Fund is using 50% or more of the maximum amount available under the Amended Loan Agreement, the applicable commitment fee is 0.25% of the unused portion of the loan facility; otherwise, the applicable commitment fee is 0.50% of the unused portion. The Fund pays the unused line fee quarterly. The Fund will pay interest on its borrowings upon each maturity date. As of December 31, 2018 and 2017, $203.0 million and $156.5 million was outstanding under the facility, respectively.

As of December 31, 2018, the LIBOR Rate is as follows:

1-Month LIBOR	2.5027%
3-Month LIBOR	2.8076%

Bank fees and other costs of $2.2 million were incurred in connection with the facility have been capitalized and amortized to interest expense on a straight-line basis over the expected life of the facility. As of December 31, 2018, the remaining unamortized fees and costs of $1.0 million are being amortized over the expected life of the facility, which is expected to terminate on September 11, 2020.

The facility is revolving and as such does not have a specified repayment schedule, although advances are secured by the assets of the Fund and thus repayments will be required as assets decline. The facility contains various covenants including financial covenants related to: (i) minimum debt service coverage ratio, (ii) interest coverage ratio, (iii) maximum loan loss reserves, (iv) unfunded commitment ratio. There are also various restrictive covenants, including limitations on (i) the incurrence of liens, (ii) consolidations, mergers and asset sales, and (iii) capital expenditures. As of December 31, 2018, Management believes that the Fund was in compliance with these covenants.

The following is the summary of the outstanding facility draws as of December 31, 2018:

Roll-over/Draw Date	Amount	Maturity Date*	All-In Interest Rate**
October 9, 2018	$203,000,000	1/7/2019	5.16%

TOTAL OUTSTANDING	$203,000,000

* On January 7, 2019, Management paid down $12.0 million of the loan shown above. The remaining $191.0 million was rolled over into both a $173.0 million 30-day LIBOR rate loan with an all-in rate of 5.27% with a maturity date of February 6, 2019 and a $18.0 million LIBOR Market Index Rate loan. On January 22, 2019, Management borrowed $3.0 million on a 30-day LIBOR rate loan with an all-in interest rate of 5.26% and a maturity date of February 21, 2019. On January 30, 2019, Management borrowed $7.5 million on another 30-day LIBOR rate loan with an all-in interest rate of 5.26% and a maturity date of February 28, 2019. On February 6, 2019, Management rolled over the $173.0 million to another 30-day LIBOR with an all-in rate of 5.27% and a maturity date of February 28, 2019. On February 21, 2019, Management rolled over the $3.0 million LIBOR rate loan to a LIBOR Market Index Rate loan. On February 28, 2019, Management rolled over the $173.0 million LIBOR rate loan and the $7.5 million LIBOR rate loan into (i) a $173.5 million 30-day LIBOR rate loan with an all-in interest rate of 5.25% and a maturity date of March 29, 2019 and (ii) a $7.0 million LIBOR Market Index Rate loan.
** Inclusive of 2.75% applicable LIBOR margin plus LIBOR rate.
7. MANAGEMENT AND RELATED PARTIES
Management
As compensation for its services to the Fund, for the two-year period that commenced with the first capital closing, which took place on August 8, 2015, the Manager received a management fee (“Management Fee”) computed and paid at the end of each quarter at an annual rate of 2.5% of the Company’s committed equity capital (regardless of when or if the capital was called) as of the last day of each fiscal quarter. Following this two-year period, starting on August 12, 2017, Management Fees are calculated and paid at the end of each quarter at an annual rate of 2.5% of the Fund’s total assets (including amounts derived from borrowed funds) as of the last day of each quarter. Management Fees of $10.8 million, $9.6 million and $10.6 million were recognized as expenses for the years ended December 31, 2018, 2017 and 2016, respectively.
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
Transactions with Venture Lending & Leasing VII, Inc. (“Fund VII”)
The Manager also serves as manager for Fund VII. The Fund’s Board of Directors determined that so long as Fund VII had capital available to invest in loan transactions with final maturities earlier than December 31, 2022 (the date on which Fund VII will be dissolved), the Fund would invest in each portfolio company in which Fund VII invested (“Investments”). Generally, the amount of each investment was allocated 50% to the Fund and 50% to Fund VII. Effective June 30, 2017, Fund VII was no longer permitted to enter new commitments to borrowers; however, Fund VII was permitted to fund existing commitments, in which the Fund may also be invested. Fund VII’s last commitment expired on July 31, 2018. The ability of the Fund to co-invest with Fund VII and other clients advised by the Manager is subject to conditions (“Conditions”) with which the Funds are currently complying while seeking certain exemptive relief from the SEC from the provisions of Sections 17(d) and 57 of the 1940 Act and Rule 17-d thereunder.

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
To the extent that clients, other than Fund IX, advised by the Manager (but in which the Manager has no proprietary interest) invest in opportunities available to the Fund, the Manager will allocate such opportunities among the Fund and such other clients in a manner deemed fair and equitable considering all of the circumstances in accordance with procedures approved by the Fund’s Board of Directors (including a majority of the disinterested directors).
Intercreditor Agreements
In all transactions in which the Fund, Fund VII and/or Fund IX invest or those in which another lender/lenders has either invested or may later invest, it is expected that the Fund, Fund VII and/or Fund IX or the other lender/lenders will enter into an intercreditor agreement pursuant to which the Fund, Fund VII and/or Fund IX will cooperate, along with any predecessor Funds which still have a balance outstanding, in pursuing their remedies following a default by the common borrower. Generally, under such intercreditor agreements, each party would agree that its security interest would be treated in parity with the security interest of the other party, regardless of which security interest would have priority under applicable law. Accordingly, proceeds realized from the sale of any collateral or the exercise of any other creditor’s rights will be allocated between the Fund and any other lenders as described above, pro rata in accordance with the amounts of their respective investments. An exception to the foregoing arrangement would occur in situations where, for example, one of the lenders financed specific items of equipment collateral; in that case, usually the lender who financed the specific assets will have a senior lien on that asset, and the other lender will have a junior priority lien (even though they may ratably share liens of equal priority on other assets of the common borrower). As a result of such intercreditor agreements, the Fund may have less flexibility in pursuing its remedies following a default than it would have had there been no intercreditor agreement, and the Fund may realize fewer proceeds. In addition, because the Fund, Fund VII or Fund IX invest at the same time in the same borrower, such borrower would be required to service multiple loans rather than one. Any additional administrative costs or burdens resulting there from may make the Fund a less attractive lender, and may make it more difficult for the Fund to acquire such loans.
8. INTEREST RATE CAP AGREEMENT
In September 2016, the Fund had entered into an initial interest rate cap transaction with MUFG Union Bank, N.A. to cap floating interest rates at 2.00%. The purpose of the interest rate cap agreement was to protect the Fund against rising interest rates, as the Fund originates loans with fixed interest rates. On April 12, 2018, Management elected to convert all of the Fund’s existing rate cap agreements with notional amounts totaling $87.0 million into a cancellable interest rate swap agreement with a notional amount of $102.0 million with an effective date of March 30, 2018.

As of December 31, 2017, the Fund had four interest cap contracts with the notional principal amount totaling $87.0 million. The Fund paid initial costs for the cap agreements of $384,900, which are amortized on a straight-line basis until the cap was terminated as of March 30, 2018.

As of December 31, 2018, the Fund had zero interest rate cap contracts as all the caps were terminated as of March 30, 2018 and converted to the cancellable interest rate swap agreement.

The average notional amount of the caps was $21.8 million and $67.5 million for the year ended December 31, 2018 and 2017, respectively.

As of December 31, 2018 and 2017, the fair value of the Fund’s derivative financial instruments were as follows:

	Asset Derivatives
	December 31, 2018		December 31, 2017
Derivatives:	Statements of Assets and Liabilities	Fair Value	Statements of Assets and Liabilities	Fair Value
Interest rate cap agreement	Interest Rate Caps	$—	Interest Rate Caps	$339,183

For the years ended December 31, 2018, 2017 and 2016, the derivative financial instruments had the following effect on the Statements of Operations:

Derivatives:	Locations on Statements of Operations	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016

Interest rate cap agreement	Net realized loss from derivative instruments	$571,704	$—	$—
	Net change in unrealized gain (loss) from derivative instruments	$(7,854)	$(52,189)	$60,043
9. CANCELLABLE INTEREST RATE SWAP AGREEMENT
On April 12, 2018, the Fund entered into a cancellable interest rate swap transaction with MUFG Union Bank, N.A. with a preliminary notional amount of $102.0 million to convert floating liabilities to fixed rates. The purpose of the interest rate swap agreement is to protect the Fund against rising interest rates. The Fund continues to adjust the notional principal amount as the outstanding balance under the debt facility changes. As of December 31, 2018, the principal notional amount was $102.0 million. The Fund pays a fixed rate of 2.20% and receives from the counterparty a floating rate based upon a 30-day LIBOR. Payments are made monthly and will terminate on September 11, 2020. The agreement includes an option for the Fund to terminate the swap early on March 31, 2020. Payments to or from the counterparty are recorded to Net realized gain (loss) from investments. As of December 31, 2018, the 30-day LIBOR rate was 2.5027%.
Upon the conversion the interest rate caps into the interest rate swap, the initial costs associated with the cap agreements were transferred to the swap. However, the total cost of $829,690 was immediately recognized as a realized loss since the purchase value of the interest rate caps was used to reduce the fixed rate percentage of the interest rate swap agreement.
As of December 31, 2018 and 2017 the fair value of our derivative financial instrument was as follows:

	Asset and Liability Derivatives
	December 31, 2018		December 31, 2017
Derivatives:	Location on Statement of Assets and Liabilities	Fair Value	Location on Statement of Assets and Liabilities	Fair Value
Interest rate swap agreement	Derivative asset - interest rate swap	616,148	Derivative asset - interest rate swap	—

For the years ended December 31, 2018, 2017 and 2016, the derivative financial instruments had the following effect on the Condensed Statements of Operations:

Derivatives:	Locations on Statements of Operations	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017	For the Period Ended December 31, 2016
Interest rate swap agreement	Net realized loss from derivative instruments	$(906,538)	$—	$—
	Net change in unrealized gain (loss) from derivative instruments	$616,148	$—	$—
10. TAX STATUS
The Fund intends to be treated as a Regulated Investment Company (“RIC”) under Subchapter M of the Internal Revenue Code (the “Code”) and operates in a manner so as to qualify for the tax treatment applicable to RICs. Failing to maintain at least 70% of total assets in “qualifying assets” will result in the loss of BDC status, resulting in losing its favorable tax treatment as a RIC. As of December 31, 2018, the Fund has met the BDC and RIC requirements. The Fund elected to be treated for federal income tax purposes as a RIC under the Internal Revenue Code with the filing of its federal corporate income tax for 2016.

To qualify for favorable tax treatment as a RIC, the Fund is required to distribute annually to its sole shareholder at least 90% of its investment company taxable income, as defined by the Code. To avoid federal excise taxes, the Fund must distribute annually at least 98% of its ordinary income and 98.2% of net capital gains from the current year and any undistributed ordinary income and net capital gains from the preceding years. The Fund, at its discretion, may carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on this income. If the Fund chooses to do so, all other things being equal, this would increase expenses and reduce the amount available to be distributed to the sole shareholder. The Fund will accrue excise tax on estimated undistributed taxable income as required. Below is a table summarizing the cost (on U.S. GAAP and tax basis) and the appreciation and depreciation of the investments reported on the Statements of Investments.

As of December 31, 2018

Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)	Fair Value
Loans	$405,309,448	$—	$(6,328,917)	$(6,328,917)	$398,980,531
Total	$405,309,448	$—	$(6,328,917)	$(6,328,917)	$398,980,531

Derivative, asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)	Fair Value
Derivative asset - interest rate swap	$—	$616,148	$—	$616,148	$616,148
Total	$—	$616,148	$—	$616,148	$616,148

As of December 31, 2017

Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)	Fair Value
Loans	$314,981,551	$—	$(4,270,873)	$(4,270,873)	$310,710,678
Interest Rate Cap	$331,329	$—	$7,854	$7,854	$339,183
Total	$315,312,880	$—	$(4,263,019)	$(4,263,019)	$311,049,861

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

Through December 31, 2018, the Fund had no undistributed earnings. Additionally, for the year ended December 31, 2018, distributions were made in excess of distributable earnings by $31.3 million. The Fund may pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce the shareholder’s tax basis in its shares. Distributions in excess of the net investment income were $75.3 million and $44.0 million as of December 31, 2018 and 2017, respectively. As of December 31, 2018, the Fund had no uncertain tax positions. As of December 31, 2018, the Fund had no capital loss carry forwards.

The Fund’s tax years open to examination by federal and California tax authorities are for years 2015 and forward.
11. UNFUNDED COMMITMENTS
As of December 31, 2018 and 2017, the Fund’s unexpired unfunded commitments to borrowers totaled $64.9 million and $96.2 million, respectively. Because venture loans are privately negotiated transactions, investments in these assets are relatively illiquid. It is the Manager’s experience that not all unfunded commitments will be used by borrowers. Many credit agreements contain provisions which are milestone dependent and not all borrowers will achieve these milestones. Additionally, the Fund’s credit agreements contain provisions that give relief from funding obligations in the event the borrower has a materially adverse change to its financial condition. Therefore, the unfunded commitments do not necessarily reflect future cash requirements or future investments for the Fund.

The tables below are the Fund’s unexpired unfunded commitments for the years ended December 31, 2018 and 2017:

As of December 31, 2018:

Borrowers	Industry	Unfunded Commitment	Expiration Date
Aclima, Inc.	Other Technology	$875,000	05/31/2019
Antheia, Inc.	Biotechnology	1,500,000	12/31/2019
Blockdaemon, Inc.	Software	250,000	01/31/2019
Brightside Benefit, Inc.	Other Technology	1,000,000	05/31/2019
Callisto Media, Inc.	Technology Services	3,000,000	03/31/2019
Caredox, Inc.	Other Healthcare	625,000	04/30/2019
CytoVale, Inc.	Medical Devices	1,125,000	02/28/2019
Discover Echo, Inc.	Other Healthcare	1,000,000	02/28/2019
Emerald Cloud Lab, Inc.	Other Healthcare	6,556,001	03/30/2019
Figure 1, Inc.	Internet	1,000,000	04/01/2019
Fitplan, Inc.	Other Technology	250,000	01/31/2019
FLYR, Inc.	Internet	1,500,000	07/31/2019
Hometap Equity Partners, LLC	Other Technology	2,000,000	03/31/2019
Invoice2Go, Inc.	Software	4,000,000	12/31/2019
Ipolipo, Inc.	Software	750,000	07/31/2019
Karamba Security Ltd.	Security	8,500,000	03/31/2019
Keyo AI Inc.	Technology Services	500,000	01/31/2019
Kogniz, Inc.	Other Technology	375,000	04/30/2019
Linden Research Inc.	Internet	5,000,000	01/15/2019
Metricly, Inc.	Software	500,000	04/30/2019
NeuMoDx Molecular, Inc.	Medical Devices	6,500,000	09/30/2019
OrderGroove, Inc.	Software	2,500,000	09/30/2019
Osix Corporation	Internet	150,000	07/31/2019
Plethora, Inc.	Other Technology	500,000	01/31/2019
PlushCare, Inc.	Software	750,000	07/31/2019
RadiAction Ltd.	Medical Devices	1,000,000	01/30/2019
Relimetrics, Inc.	Technology Services	375,000	04/15/2019
Robin Care, Inc.	Other Healthcare	500,000	01/31/2019
Skillshare, Inc.	Software	2,000,000	04/30/2019
SkyKick, Inc.	Other Technology	2,500,000	02/28/2019
SnapRoute, Inc.	Enterprise Networking	1,500,000	02/28/2019
Stitch Labs, Inc.	Software	1,500,000	07/31/2019
Therapydia, Inc.	Other Healthcare	300,000	01/31/2019
Venuetize, LLC	Software	500,000	09/30/2019
Virtuix Holdings, Inc.	Other Technology	250,000	07/31/2019
Workspot, Inc.	Software	1,000,000	01/31/2019
Zeel Networks, Inc.	Technology Services	2,750,000	03/31/2019
Total		$64,881,001

As of December 31, 2017:

Borrowers	Industry	Unfunded Commitment	Expiration Date
4G Clinical, LLC	Other Healthcare	$500,000	07/31/2018
8i Corporation	Other Technology	1,000,000	01/31/2018
Alpha UX, Inc.	Software	500,000	02/28/2018
Call9, Inc.	Other Healthcare	6,000,000	06/30/2018
CloudIQ Ltd.	Technology Services	2,000,000	04/30/2018
Daily Muse, Inc.	Internet	3,000,000	02/28/2019
Darby Smart, Inc.	Internet	750,000	01/31/2018
DreamCloud Holdings, LLC	Internet	3,000,000	04/30/2018
Driver, Inc.	Other Healthcare	10,000,000	12/31/2018
Eguana Technologies, Inc.	Other Technology	1,500,000	03/31/2018
Eventbrite, Inc.	Internet	15,000,000	06/30/2018
Flo Water, Inc.	Other Technology	500,000	03/31/2018
FSA Store, Inc.	Technology Services	1,000,000	01/31/2018
Gearbox Software, LLC	Software	4,500,000	02/15/2018
GoFormz, Inc.	Software	500,000	02/28/2018
Greats Brand, Inc.	Other Technology	1,500,000	04/30/2018
Impossible Aerospace Corporation	Other Technology	250,000	01/20/2018
Iris.tv, Inc.	Technology Services	500,000	01/31/2018
iZENEtech, Inc.	Internet	5,000,000	03/31/2018
Loftium, Inc.	Other Technology	2,000,000	06/28/2018
Nextivity, Inc.	Wireless	1,500,000	01/31/2018
North American Robotics Corporation	Other Technology	250,000	01/31/2018
Opya, Inc.	Other Technology	500,000	07/31/2018
Orpheus Therapeutics, Inc.	Biotechnology	860,000	02/28/2018
PayJoy, Inc.	Technology Services	2,000,000	01/31/2018
Placester, Inc.	Internet	3,750,000	01/31/2018
Planet Labs, Inc.	Other Technology	12,500,000	01/01/2018
Plethora, Inc.	Other Technology	2,000,000	03/31/2018
PowerInbox, Inc.	Software	625,000	04/30/2018
Riffyn, Inc.	Technology Services	1,500,000	04/01/2018
Securly, Inc.	Software	750,000	01/31/2018
Sparta Software Corporation	Other Healthcare	175,000	01/31/2018
SpotOn Computing, Inc.	Internet	500,000	05/31/2018
Tango Card, Inc.	Internet	3,500,000	02/28/2018
Terramera, Inc.	Other Technology	2,000,000	04/30/2018
V5 Systems, Inc.	Security	4,000,000	07/31/2018
Workspot, Inc.	Software	750,000	01/15/2018
Total		$96,160,000

12. FINANCIAL HIGHLIGHTS

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

The ratios of expenses and net investment income (loss) to average net assets for the period from August 12, 2015, commencement of operations, through December 2015 are not annualized and are computed based upon the aggregate weighted average net assets of the Fund. The annualizing these ratios would not be meaningful given the short duration of this period. Net investment loss is inclusive of all investment income, net of expenses, and exclude realized or unrealized gains and losses.

Beginning and ending net asset values per share are based on the beginning and ending number of shares outstanding. Other per share information is calculated based upon the aggregate weighted average net assets of the Fund for the period presented.

The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Year Ended	For the Year Ended	For the Year Ended	For the Period Ended
	December 31, 2018	December 31, 2017	December 31, 2016	December 31, 2015*

Total return	15.85%	10.79%	(6.80)%	(29.86)%

Per share amounts:
Net asset value, beginning of year/period	$1,648.31	$810.72	$320.59	$0.25

Net investment income (loss)	498.31	209.30	(7.46)	(37.88)
Net realized and change in unrealized loss from loans and derivative instruments	(160.70)	(58.60)	(32.56)	—
Net increase (decrease) in net assets resulting from operations	337.61	150.70	(40.02)	(37.88)

Distributions of income to shareholder	(352.11)	(160.78)	—	—
Return of capital to shareholder	(313.37)	(303.83)	(68.85)	(21.78)
Contributions from shareholder	845.00	1,151.50	599.00	380.00
Net asset value, end of year/period	$2,165.44	$1,648.31	$810.72	$320.59

Net assets, end of year/period	$216,543,951	$164,831,060	$81,071,642	$32,058,748

Ratios to average net assets:
Expenses	9.57%	11.02%	20.48%	23.60%
Net investment income (loss)	22.09%	15.13%	(1.22)%	(20.26)%
Portfolio turn-over rate	0%	0%	0%	0%
Average debt outstanding**	$191,269,231	$103,207,692	$35,111,111	$—
*From August 12, 2015, commencement of operations, through December 31, 2015.
**For the periods through which debt was outstanding.
13. SUBSEQUENT EVENTS
The Fund evaluated subsequent events through the date the financial statements were issued and determined that no additional subsequent events had occurred that would require accrual or disclosure in the financial statements.