Form 10-Q
period 2019-03-31
Venture Lending & Leasing VIII, Inc.
filed 2019-05-14
CIK 1642862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

(650) 234-4300
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x]  No [ ]
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [x]   No [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” "smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [x]	Smaller reporting company [ ]
Emerging growth company [ ]
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]  No [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 14, 2019
Common Stock, $0.001 par value	100,000

VENTURE LENDING & LEASING VIII, INC.
INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Statements of Assets and Liabilities (Unaudited)
As of March 31, 2019 and December 31, 2018

Condensed Statements of Operations (Unaudited)
For the three months ended March 31, 2019 and 2018

Condensed Statements of Changes in Net Assets (Unaudited)
For the three months ended March 31, 2019 and 2018

Condensed Statements of Cash Flows (Unaudited)
For the three months ended March 31, 2019 and 2018

Condensed Schedules of Investments (Unaudited)
As of March 31, 2019 and December 31, 2018

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

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VENTURE LENDING & LEASING VIII, INC.

CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
AS OF MARCH 31, 2019 AND DECEMBER 31, 2018

	March 31, 2019	December 31, 2018
ASSETS
Loans, at estimated fair value
(cost of $401,467,377 and $405,309,448)	$394,753,976	$398,980,531
Derivative asset - interest rate swap	292,954	616,148
Cash and cash equivalents	884,342	19,388,362
Dividend and interest receivables	4,838,038	4,756,032
Other assets	1,599,493	1,238,782
Total assets	402,368,803	424,979,855

LIABILITIES
Borrowings under debt facility	178,500,000	203,000,000
Accrued management fees	2,514,805	2,656,124
Accounts payable and other accrued liabilities	859,785	2,779,780
Total liabilities	181,874,590	208,435,904

NET ASSETS	$220,494,213	$216,543,951

Analysis of Net Assets:

Capital paid in on shares of capital stock	$297,575,000	$297,575,000
Net unrealized depreciation on investments	(6,420,446)	(5,712,770)
Distribution in excess of net investment income	(70,660,341)	(75,318,279)
Net assets (equivalent to $2,204.94 and $2,165.44 per share based on 100,000 shares of capital stock outstanding - See Note 5 and Note 12)	$220,494,213	$216,543,951

Commitments & Contingent Liabilities:
Unexpired unfunded commitments (See Note 11)	$53,887,500	$64,881,001

See notes to condensed financial statements

VENTURE LENDING & LEASING VIII, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

	For the Three Months Ended March 31, 2019	For the Three Months Ended March 31, 2018

INVESTMENT INCOME:
Interest on loans	$15,463,294	$12,859,715
Other interest and other income	75,012	32,996
Total investment income	15,538,306	12,892,711

EXPENSES:
Management fees	2,514,805	2,640,912
Interest expense	2,740,819	1,966,437
Banking and professional fees	161,257	65,683
Other operating expenses	54,990	35,057
Total expenses	5,471,871	4,708,089
Net investment income	10,066,435	8,184,622

Net realized gain (loss) from loans	4,125	(287,627)
Net realized gain from derivative instruments	76,102	—
Net change in unrealized loss from loans	(384,483)	(1,522,123)
Net change in unrealized gain (loss) from derivative instruments	(323,193)	563,850
Net realized and change in unrealized loss from loans and derivative instruments	(627,449)	(1,245,900)
Net increase in net assets resulting from operations	$9,438,986	$6,938,722

Amounts per common share:
Net increase in net assets resulting from operations per share	$94.39	$69.39
Weighted average shares outstanding	100,000	100,000

See notes to condensed financial statements

VENTURE LENDING & LEASING VIII, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

	For the Three Months Ended March 31, 2019	For the Three Months Ended March 31, 2018
Net increase in net assets resulting from operations:
Net investment income	$10,066,435	$8,184,622
Net realized gain (loss) from loans	4,125	(287,627)
Net realized gain from derivative instruments	76,102	—
Net change in unrealized loss from loans	(384,483)	(1,522,123)
Net change unrealized gain (loss) from derivative instruments	(323,193)	563,850
Net increase in net assets resulting from operations	9,438,986	6,938,722

Distributions of income to shareholder	(5,488,724)	(6,665,550)
Contributions from shareholder	—	67,000,000
Net increase (decrease) in capital transactions	(5,488,724)	60,334,450

Net increase in net assets	3,950,262	67,273,172

Net assets
Beginning of period	216,543,951	164,831,060
End of period	$220,494,213	$232,104,232

See notes to condensed financial statements

VENTURE LENDING & LEASING VIII, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

	For the Three Months Ended March 31, 2019	For the Three Months Ended March 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets resulting from operations	$9,438,986	$6,938,722
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss from loans	(4,125)	287,627
Net realized gain from derivative instruments	(76,102)	—
Net change in unrealized loss from loans	384,483	1,522,123
Net change in unrealized (gain) loss from derivative instruments	323,193	(563,850)
Amortization of deferred costs related to borrowing facility and interest rate cap agreements	138,126	174,797
Net increase in dividend and interest receivables	(82,006)	(891,029)
Net (increase) decrease in other assets	(498,836)	15,680
Net increase (decrease) in accounts payable, other accrued liabilities and accrued management fees	(2,061,313)	540,997
Origination of loans	(32,187,500)	(115,295,806)
Principal payments on loans	35,468,065	21,694,743
Acquisition of equity securities	(1,923,093)	(6,550,076)
Net cash provided by (used in) operating activities	8,919,878	(92,126,072)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distribution to shareholder	(3,000,000)	—
Contributions from shareholder	—	67,000,000
Borrowings under debt facility	10,500,000	49,500,000
Repayments of borrowings under debt facility	(35,000,000)	(20,000,000)
Payments received from interest rate swap	76,102	—
Net cash provided by (used in) financing activities	(27,423,898)	96,500,000

Net increase (decrease) in cash and cash equivalents	(18,504,020)	4,373,928

CASH AND CASH EQUIVALENTS:
Beginning of period	19,388,362	7,879,718
End of period	$884,342	$12,253,646

SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE PERIOD:
Interest - Debt facility	$4,882,674	$2,254,288
NON-CASH OPERATING AND FINANCING ACTIVITIES:
Distributions of equity securities to shareholder	$2,488,725	$6,665,550
Receipt of equity securities as repayment of loans	$565,632	$115,474
See notes to condensed financial statements

VENTURE LENDING & LEASING VIII, INC.

CONDENSED SCHEDULES OF INVESTMENTS (UNAUDITED)
AS OF MARCH 31, 2019

As of March 31, 2019, all loans were valued using significant unobservable inputs and were made to non-affiliates. Additionally, all loans were pledged as collateral as part of the debt facility.

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate	End of Term Payment	Principal	Cost	Fair Value	Maturity Date

Biotechnology
	Antheia, Inc.		Senior Secured	11.5%		$1,484,981	$1,383,725	$1,383,725	12/1/2022
	Orpheus Therapeutics, Inc.		Senior Secured	18.0%		178,510	174,288	—	*
	Phylagen, Inc.		Senior Secured	12.0%		34,477	34,074	34,074	7/1/2019
	Phylagen, Inc.		Senior Secured	12.0%		99,447	98,565	98,565	3/1/2020
	Phylagen, Inc. Subtotal					133,924	132,639	132,639
Biotechnology Total		0.7%				$1,797,415	$1,690,652	$1,516,364

Computers and Storage
	Canary Connect, Inc.		Senior Secured	12.8%		$964,790	$784,858	$784,858	12/1/2020
	HyperGrid, Inc.		Senior Secured	11.5%		409,205	403,552	403,552	12/1/2019
	Rigetti & Co., Inc.		Senior Secured	9.0%	2.8%	1,135,720	1,121,926	1,121,926	1/1/2020
Computers and Storage Total		1.0%				$2,509,715	$2,310,336	$2,310,336

Enterprise Networking
	SnapRoute, Inc.		Senior Secured	11.0%		$3,465,730	$3,291,125	$3,291,125	11/1/2021
Enterprise Networking Total		1.5%				$3,465,730	$3,291,125	$3,291,125

Internet
	Amino Payments, Inc.		Senior Secured	9.0%	5.2%	$232,513	$224,120	$224,120	3/1/2021
	Amino Payments, Inc.		Senior Secured	9.0%	4.4%	230,561	227,897	227,897	3/1/2021
	Amino Payments, Inc.		Senior Secured	9.0%	4.1%	114,928	113,558	113,558	3/1/2021
	Amino Payments, Inc.		Senior Secured	9.0%	4.8%	628,294	604,108	604,108	12/1/2021
	Amino Payments, Inc. Subtotal					1,206,296	1,169,683	1,169,683
	Apartment List, Inc.		Senior Secured	11.0%		373,648	368,540	368,540	11/1/2019
	Bitfinder, Inc.		Senior Secured	10.5%		312,561	306,068	306,068	9/1/2020
	Bombfell, Inc.		Senior Secured	11.0%		421,394	416,876	416,876	4/1/2021
	Bombfell, Inc.		Senior Secured	11.0%		375,800	363,223	363,223	1/1/2021
	Bombfell, Inc. Subtotal					797,194	780,099	780,099
	Clearsurance, Inc.		Senior Secured	10.0%		812,239	780,147	780,147	3/1/2021
	Clearsurance, Inc.		Senior Secured	10.5%		990,852	975,018	975,018	9/1/2021
	Clearsurance, Inc. Subtotal					1,803,091	1,755,165	1,755,165
	Daily Muse, Inc.		Senior Secured	11.0%		2,757,628	2,641,254	2,641,254	12/1/2021
	Daily Muse, Inc.		Senior Secured	11.0%		2,758,169	2,721,020	2,721,020	12/1/2021
	Daily Muse, Inc. Subtotal					5,515,797	5,362,274	5,362,274
	Darby Smart, Inc.		Senior Secured	18.0%		1,265,194	1,190,898	479,952	*
	DreamCloud Holdings, LLC		Senior Secured	12.0%		2,061,411	1,339,661	1,136,501	1/1/2020
	Figure 1, Inc.** ^		Senior Secured	10.5%		902,791	828,527	828,527	6/1/2021
	Figure 1, Inc.** ^		Senior Secured	10.5%		990,937	970,932	970,932	12/1/2021
	Figure 1, Inc.** ^ Subtotal					1,893,728	1,799,459	1,799,459
	FLYR, Inc.		Senior Secured	11.5%		1,484,627	1,355,997	1,355,997	9/1/2021
	FLYR, Inc.		Senior Secured	11.8%		2,474,783	2,416,589	2,416,589	1/1/2022
	FLYR, Inc. Subtotal					3,959,410	3,772,586	3,772,586

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate	End of Term Payment	Principal	Cost	Fair Value	Maturity Date

	Honk Technologies, Inc.		Senior Secured	11.5%		491,078	483,878	483,878	12/1/2019
	Honk Technologies, Inc.		Senior Secured	11.5%		497,443	493,441	493,441	5/1/2020
	Honk Technologies, Inc. Subtotal					988,521	977,319	977,319
	iZENEtech, Inc.** ^		Senior Secured	11.0%		3,691,017	3,528,079	3,528,079	1/1/2021
	iZENEtech, Inc.** ^		Senior Secured	11.0%		4,431,479	4,356,212	4,356,212	6/1/2021
	iZENEtech, Inc.** ^ Subtotal					8,122,496	7,884,291	7,884,291
	Lenddo International** ^		Senior Secured	12.0%		1,507,668	1,428,945	1,428,945	1/1/2021
	Linden Research Inc.		Senior Secured	11.0%		5,938,616	5,612,919	5,612,919	9/1/2021
	Linden Research Inc.		Senior Secured	11.0%		990,611	967,380	967,380	3/1/2022
	Linden Research Inc.		Senior Secured	12.0%		2,460,833	2,320,611	2,320,611	6/1/2022
	Linden Research Inc. Subtotal					9,390,060	8,900,910	8,900,910
	MassDrop, Inc.		Senior Secured	10.5%		7,427,421	6,881,054	6,881,054	1/1/2022
	Osix Corporation		Senior Secured	12.3%		98,948	82,419	82,419	12/1/2021
	Playstudios, Inc.		Senior Secured	10.0%		866,455	845,303	845,303	3/1/2021
	Protecht, Inc.		Senior Secured	12.5%		988,327	933,983	933,983	12/1/2021
	Radius Intelligence, Inc.		Senior Secured	18.0%		7,421,159	7,009,242	6,033,730	*
	Relay Network, LLC		Senior Secured	8.0%	4.4%	642,373	626,131	626,131	9/1/2020
	Relay Network, LLC		Senior Secured	8.0%	4.4%	642,469	636,130	636,130	9/1/2020
	Relay Network, LLC Subtotal					1,284,842	1,262,261	1,262,261
	Spot.IM, Ltd.** ^		Senior Secured	12.5%		164,881	160,003	160,003	12/1/2019
	Spot.IM, Ltd.** ^		Senior Secured	12.5%		125,017	122,817	122,817	5/1/2020
	Spot.IM, Ltd.** ^		Senior Secured	11.8%		124,480	120,008	120,008	5/1/2020
	Spot.iM, Ltd.** ^ Subtotal					414,378	402,828	402,828
	SpotOn Computing, Inc.		Senior Secured	11.5%		1,415,878	1,365,445	1,365,445	10/1/2020
	SpotOn Computing, Inc.		Senior Secured	12.0%		494,420	485,104	485,104	3/1/2021
	SpotOn Computing, Inc. Subtotal					1,910,298	1,850,549	1,850,549
	Stay Alfred, Inc.		Senior Secured	11.8%		6,922,930	6,676,104	6,676,104	12/1/2021
	Tango Card, Inc.		Senior Secured	12.0%		1,037,073	1,023,488	1,023,488	11/1/2020
	Thrive Market, Inc.		Senior Secured	12.0%		1,024,768	1,014,513	1,014,513	9/1/2019
	Thrive Market, Inc.		Senior Secured	12.0%		512,404	510,624	510,624	9/1/2019
	Thrive Market, Inc.		Senior Secured	12.3%		7,417,576	7,162,857	7,162,857	4/1/2022
	Thrive Market, Inc. Subtotal					8,954,748	8,687,994	8,687,994
	Traackr, Inc.		Senior Secured	11.8%		9,471	9,455	9,455	4/1/2019
Internet Total		32.1%				$76,533,125	$72,700,578	$70,810,960

Medical Devices
	Anutra Medical, Inc.		Senior Secured	10.0%		$121,580	$118,882	$118,882	12/1/2019
	CytoVale, Inc.		Senior Secured	12.0%		618,438	571,846	571,846	3/1/2022
	CytoVale, Inc.		Senior Secured	12.0%		618,685	604,795	604,795	6/1/2022
	CytoVale, Inc.		Senior Secured	12.0%		494,998	483,413	483,413	7/1/2022
	CytoVale, Inc. Subtotal					1,732,121	1,660,054	1,660,054
	Medrobotics Corporation, Inc.		Senior Secured	12.0%		9,890,248	8,674,304	8,674,304	6/1/2021
	NeuMoDx Molecular, Inc.		Senior Secured	12.0%		3,462,862	3,187,256	3,187,256	4/1/2023
	RadiAction Ltd.** ^		Senior Secured	11.5%		989,754	934,565	934,565	10/1/2021
	RadiAction Ltd.** ^		Senior Secured	11.5%		990,319	966,655	966,655	4/1/2022
	RadiAction Ltd.** ^ Subtotal					1,980,073	1,901,220	1,901,220
	Renovia, Inc.		Senior Secured	11.0%		528,881	514,175	514,175	6/1/2020
	Renovia, Inc.		Senior Secured	11.0%		689,679	682,883	682,883	11/1/2020
	Renovia, Inc.		Senior Secured	10.5%		1,805,459	1,648,026	1,648,026	6/1/2021
	Renovia, Inc.		Senior Secured	10.5%		7,927,817	7,780,054	7,780,054	3/1/2022
	Renovia, Inc. Subtotal					10,951,836	10,625,138	10,625,138

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate	End of Term Payment	Principal	Cost	Fair Value	Maturity Date
Medical Devices Total		11.9%				$28,138,720	$26,166,854	$26,166,854

Other Healthcare
	4G Clinical LLC		Senior Secured	11.0%		$561,742	$547,021	$547,021	7/1/2020
	Call9, Inc.		Senior Secured	9.0%	3.6%	761,205	697,298	697,298	1/1/2021
	Call9, Inc.		Senior Secured	9.0%	3.7%	380,898	376,090	376,090	1/1/2021
	Call9, Inc.		Senior Secured	9.0%	3.7%	380,991	375,890	375,890	1/1/2021
	Call9, Inc.		Senior Secured	9.0%	3.7%	395,906	389,268	389,268	2/1/2021
	Call9, Inc.		Senior Secured	9.0%	3.7%	410,392	403,564	403,564	3/1/2021
	Call9, Inc. Subtotal					2,329,392	2,242,110	2,242,110
	Caredox, Inc.		Senior Secured	11.8%		1,237,116	1,177,674	1,177,674	10/1/2021
	Clover Health Investments Corporation		Senior Secured	11.3%		9,891,119	9,891,119	9,891,119	10/1/2022
	Clover Health Investments Corporation		Senior Secured	11.0%		18,617,018	18,617,018	18,617,018	3/1/2022
	Clover Health Investments Corporation Subtotal					28,508,137	28,508,137	28,508,137
	Discover Echo, Inc.		Senior Secured	11.0%		541,115	510,582	510,582	12/1/2020
	Driver, Inc.		Senior Secured	18.0%		200,000	164,340	128,000	*
	Emerald Cloud Lab, Inc.		Senior Secured	11.8%		2,419,196	2,172,171	2,172,171	12/1/2021
	Hello Heart Inc.		Senior Secured	10.8%		932,130	886,867	886,867	7/1/2021
	Hello Heart Inc.		Senior Secured	10.8%		1,486,074	1,458,713	1,458,713	10/1/2021
	Hello Heart Inc. Subtotal					2,418,204	2,345,580	2,345,580
	Lean Labs, Inc.		Senior Secured	12.0%		11,051	10,982	10,982	4/1/2019
	MD Revolution, Inc.		Senior Secured	12.5%		533,230	523,261	523,261	3/1/2020
	mPharma Data, Inc.** ^		Senior Secured	10.0%		237,243	230,349	230,349	11/1/2020
	mPharma Data, Inc.** ^		Senior Secured	10.0%		280,112	277,062	277,062	3/1/2021
	mPharma Data, Inc.** ^		Senior Secured	10.0%		2,894,294	2,812,535	2,812,535	11/1/2021
	mPharma Data, Inc.** ^ Subtotal					3,411,649	3,319,946	3,319,946
	Myolex, Inc.		Senior Secured	18.0%		762,531	726,537	238,967	*
	Naked Biome, Inc.		Senior Secured	12.0%		814,421	784,309	784,309	3/1/2021
	Project Healthy Living, Inc.		Senior Secured	11.0%		182,025	179,222	179,222	9/1/2019
	Robin Care, Inc.		Senior Secured	11.5%		931,863	897,612	897,612	7/1/2021
	Sparta Software Corporation		Senior Secured	10.0%	2.5%	95,307	92,437	92,437	6/1/2020
	Therapydia, Inc.		Senior Secured	11.5%		296,901	269,200	269,200	8/1/2022
	Therapydia, Inc.		Senior Secured	11.5%		297,069	287,843	287,843	12/1/2022
	Therapydia, Inc.		Senior Secured	11.5%		297,097	287,599	287,599	1/1/2023
	Therapydia, Inc.		Senior Secured	12.0%	1.7%	123,625	110,713	110,713	3/1/2023
	Therapydia, Inc. Subtotal					1,014,692	955,355	955,355
	Wellist, Inc.		Senior Secured	12.3%		65,782	65,194	65,194	12/1/2019
	Zillion Group, Inc.		Senior Secured	12.0%		564,248	545,644	392,334	7/1/2020
	Zillion Group, Inc.		Senior Secured	12.0%		722,959	713,303	519,638	12/1/2020
	Zillion Group, Inc. Subtotal					1,287,207	1,258,947	911,972
Other Healthcare Total		20.7%				$47,324,660	$46,481,417	$45,610,532

Other Technology
	8i Corporation		Senior Secured	11.8%		1,997,999	1,947,625	1,947,625	12/1/2020
	Abiquo Group, Inc.** ^		Senior Secured	12.0%		376,698	367,213	367,213	1/1/2021
	Aclima, Inc.		Senior Secured	11.0%	2.0%	1,991,653	1,889,355	1,889,355	7/1/2021
	Apollo Flight Research Inc.		Senior Secured	11.0%		494,958	464,725	464,725	6/1/2022
	AvantStay, Inc.		Senior Secured	11.0%		983,499	925,141	925,141	6/1/2022
	BloomLife, Inc.		Senior Secured	12.0%		139,576	135,745	135,745	4/1/2020
	Brightside Benefit, Inc.		Senior Secured	12.1%		742,188	682,646	682,646	9/1/2022
	Consumer Physics, Inc.** ^		Senior Secured	11.0%		934,466	851,421	697,530	11/1/2020
	Dosh Holdings, Inc.		Senior Secured	11.0%		4,953,679	4,646,562	4,646,562	6/1/2022
	Dragonfly Vert, Inc.		Senior Secured	12.5%		989,288	939,025	939,025	12/1/2021

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate	End of Term Payment	Principal	Cost	Fair Value	Maturity Date

	Eguana Technologies, Inc.** ^		Senior Secured	12.5%		1,085,755	1,010,633	1,010,633	12/1/2020
	Eguana Technologies, Inc.** ^		Senior Secured	12.5%		720,552	706,890	706,890	8/1/2021
	Eguana Technologies, Inc.** ^		Senior Secured	12.5%		741,853	724,438	724,438	10/1/2021
	Eguana Technologies, Inc.** ^ Subtotal					2,548,160	2,441,961	2,441,961
	Ensyn Corporation		Senior Secured	12.3%		290,994	288,836	288,836	6/1/2019
	Ensyn Corporation		Senior Secured	12.3%		756,684	752,383	752,383	11/1/2019
	Ensyn Corporation Subtotal					1,047,678	1,041,219	1,041,219
	ESM Group International, Inc.		Senior Secured	12.0%		494,739	447,636	447,636	12/1/2021
	ETN Media, Inc.		Senior Secured	11.5%		180,689	176,623	143,638	7/1/2020
	ETN Media, Inc.		Senior Secured	11.5%		180,813	179,123	145,595	7/1/2020
	ETN Media, Inc. Subtotal					361,502	355,746	289,233
	Fitplan, Inc.** ^		Senior Secured	12.5%		741,948	694,530	694,530	3/1/2022
	Fitplan, Inc.** ^		Senior Secured	12.5%		247,371	247,371	247,371	3/1/2022
	Fitplan, Inc.** ^		Senior Secured	12.5%		494,884	472,307	472,307	3/1/2022
	Fitplan, Inc.** ^ Subtotal					1,484,203	1,414,208	1,414,208
	Flo Water, Inc.		Senior Secured	11.5%		171,898	164,711	164,711	5/1/2020
	Flo Water, Inc.		Senior Secured	11.4%		804,806	774,057	774,057	5/1/2021
	Flo Water, Inc. Subtotal					976,704	938,768	938,768
	Gap Year Global, Inc.		Senior Secured	18.0%		90,768	86,359	—	*
	Greats Brand, Inc.		Senior Secured	11.0%		37,048	36,309	36,309	7/1/2019
	Greats Brand, Inc.		Senior Secured	11.0%		81,494	80,913	80,913	12/1/2019
	Greats Brand, Inc.		Senior Secured	10.0%		1,308,729	1,260,955	1,260,955	5/1/2021
	Greats Brand, Inc.		Senior Secured	10.0%		1,442,218	1,423,220	1,423,220	8/1/2021
	Greats Brand, Inc. Subtotal					2,869,489	2,801,397	2,801,397
	Heartwork, Inc.		Senior Secured	11.0%		423,117	400,656	204,651	9/1/2020
	Hint, Inc.		Senior Secured	11.0%		2,031,715	1,929,884	1,929,884	3/1/2021
	Hint, Inc.		Senior Secured	11.0%		2,329,216	2,329,216	2,329,216	7/1/2021
	Hint, Inc.		Senior Secured	11.0%		2,403,271	2,183,987	2,183,987	8/1/2021
	Hint, Inc. Subtotal					6,764,202	6,443,087	6,443,087
	Impossible Aerospace Corporation		Senior Secured	12.0%		298,354	289,772	289,772	8/1/2020
	Impossible Aerospace Corporation		Senior Secured	12.3%		188,532	185,964	185,964	1/1/2021
	Impossible Aerospace Corporation Subtotal					486,886	475,736	475,736
	June Life, Inc.		Senior Secured	11.8%		496,650	487,093	487,093	3/1/2020
	June Life, Inc.		Senior Secured	11.8%		496,765	492,218	492,218	3/1/2020
	June Life, Inc. Subtotal					993,415	979,311	979,311
	Kobo360, Inc.** ^		Senior Secured	11.3%		247,483	238,209	238,209	6/1/2020
	Kobo360, Inc.** ^		Senior Secured	11.3%		247,539	247,539	247,539	9/1/2020
	Kobo360, Inc.** ^ Subtotal					495,022	485,748	485,748
	Kogniz, Inc.		Senior Secured	12.8%		370,804	287,211	287,211	9/1/2021
	LanzaTech New Zealand Ltd.		Senior Secured	13.0%		1,356,476	1,302,511	1,302,511	3/1/2020
	LanzaTech New Zealand Ltd.		Senior Secured	13.0%		1,971,102	1,949,427	1,949,427	9/1/2020
	LanzaTech New Zealand Ltd.		Senior Secured	13.3%		2,038,707	2,019,216	2,019,216	3/1/2021
	LanzaTech New Zealand Ltd. Subtotal					5,366,285	5,271,154	5,271,154
	Loftium, Inc.		Senior Secured	11.5%		518,267	492,544	492,544	11/1/2020
	Loftium, Inc.		Senior Secured	12.3%		240,280	235,733	235,733	8/1/2021
	Loftium, Inc. Subtotal					758,547	728,277	728,277
	Make School, Inc.		Senior Secured	11.3%		961,350	916,977	916,977	8/1/2021

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate	End of Term Payment	Principal	Cost	Fair Value	Maturity Date
	Neuehouse, LLC		Senior Secured	12.0%		1,750,000	1,323,215	1,323,215	*
	Nevada Nanotech Systems, Inc.		Senior Secured	12.0%		903,388	834,523	834,523	6/1/2021
	NewGlobe Schools, Inc.		Senior Secured	12.5%		3,948,609	3,711,661	3,711,661	8/1/2022
	Northern Quinoa Production Corporation** ^		Senior Secured	12.0%		7,706,257	7,434,780	7,434,780	11/1/2021
	Noteleaf, Inc.		Senior Secured	11.0%		939,749	925,351	925,351	9/1/2020
	Opya, Inc.		Senior Secured	12.0%		389,233	371,123	371,123	4/1/2021
	PDQ Enterprises LLC**		Senior Secured	11.0%		2,522,501	2,487,606	2,487,606	2/1/2021
	Percepto Robotics, Ltd.** ^		Senior Secured	12.5%		448,400	434,128	434,128	8/1/2020
	Percepto Robotics, Ltd.** ^		Senior Secured	12.5%		217,129	213,819	213,819	12/1/2020
	Percepto Robotics, Ltd.** ^ Subtotal					665,529	647,947	647,947
	PLAE, Inc.		Senior Secured	9.0%	3.2%	1,011,876	992,230	992,230	12/1/2020
	Planet Labs, Inc.		Senior Secured	11.0%		12,358,920	11,989,074	11,989,074	11/1/2021
	Planet Labs, Inc.		Senior Secured	11.0%		12,371,876	12,371,876	12,371,876	8/1/2022
	Planet Labs, Inc. Subtotal					24,730,796	24,360,950	24,360,950
	Plant Prefab, Inc.		Senior Secured	11.0%		495,412	448,978	448,978	2/1/2022
	Platform Science, Inc.		Senior Secured	12.0%		1,237,414	1,127,791	1,127,791	2/1/2022
	Plenty Unlimited, Inc.		Senior Secured	9.0%	11.7%	1,012,970	985,687	985,687	1/1/2021
	Plenty Unlimited, Inc.		Senior Secured	9.0%	9.4%	1,059,900	1,048,847	1,048,847	3/1/2021
	Plenty Unlimited, Inc.		Senior Secured	9.0%	11.7%	2,822,696	2,724,653	2,724,653	9/1/2021
	Plenty Unlimited, Inc. Subtotal					4,895,566	4,759,187	4,759,187
	Plethora, Inc.		Senior Secured	9.0%	4.4%	801,167	771,322	771,322	2/1/2021
	Plethora, Inc.		Senior Secured	9.0%	5.1%	840,520	829,154	829,154	8/1/2021
	Plethora, Inc.		Senior Secured	9.5%	4.3%	458,205	426,955	426,955	6/1/2021
	Plethora, Inc.		Senior Secured	9.5%	4.3%	250,089	245,997	245,997	9/1/2021
	Plethora, Inc.		Senior Secured	9.5%	4.3%	499,296	490,668	490,668	10/1/2021
	Plethora, Inc. Subtotal					2,849,277	2,764,096	2,764,096
	Rosco & Benedetto Co, Inc.		Senior Secured	11.0%		82,663	81,474	81,474	9/1/2019
	Saber es Poder, Inc.		Senior Secured	10.5%		495,624	484,526	484,526	5/1/2022
	Saber es Poder, Inc.		Senior Secured	10.5%		495,552	464,284	464,284	3/1/2022
	Saber es Poder, Inc. Subtotal					991,176	948,810	948,810
	Scoot Networks, Inc.		Senior Secured	12.8%		793,490	743,856	743,856	3/1/2021
	SkyKick, Inc.		Senior Secured	10.5%		791,438	771,473	771,473	6/1/2020
	SkyKick, Inc.		Senior Secured	10.5%		328,491	324,967	324,967	10/1/2020
	SkyKick, Inc.		Senior Secured	10.5%		344,362	340,377	340,377	11/1/2020
	SkyKick, Inc.		Senior Secured	11.0%		4,953,303	4,679,974	4,679,974	6/1/2022
	SkyKick, Inc. Subtotal					6,417,594	6,116,791	6,116,791
	Strong Arm Technologies, Inc.		Senior Secured	12.0%		983,200	942,186	942,186	5/1/2021
	TAE Technologies, Inc.		Senior Secured	12.5%		8,137,545	7,869,356	7,869,356	3/1/2021
	TAE Technologies, Inc.		Senior Secured	12.5%		2,108,794	2,077,537	2,077,537	4/1/2021
	TAE Technologies, Inc. Subtotal					10,246,339	9,946,893	9,946,893
	Terramera, Inc.** ^		Senior Secured	12.0%		1,556,765	1,471,232	1,471,232	4/1/2021
	Terramera, Inc.** ^		Senior Secured	12.0%		778,556	764,617	764,617	4/1/2021
	Terramera, Inc.** ^ Subtotal					2,335,321	2,235,849	2,235,849
	Theatro Labs, Inc.		Senior Secured	12.0%		1,484,008	1,431,456	1,431,456	8/1/2022
	Thras.io, Inc.		Senior Secured	12.0%	45.2%	262,500	228,140	228,140	4/1/2024
	UniEnergy Technologies LLC		Senior Secured	12.3%		4,390,079	4,151,007	3,729,085	12/1/2020
	Virtuix Holdings, Inc.		Senior Secured	11.0%		421,103	411,774	411,774	7/1/2020
	Virtuix Holdings, Inc.		Senior Secured	12.3%		247,344	240,060	240,060	4/1/2022
	Virtuix Holdings, Inc. Subtotal					668,447	651,834	651,834
	Voodoo Manufacturing, Inc.		Senior Secured	12.0%		369,625	332,291	332,291	3/1/2022
	Wheels Labs, Inc.		Senior Secured	12.5%		4,453,050	4,242,585	4,242,585	8/1/2022

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate	End of Term Payment	Principal	Cost	Fair Value	Maturity Date

	Wine Plum, Inc.		Senior Secured	11.0%		220,256	218,125	218,125	9/1/2019
	Wine Plum, Inc.		Senior Secured	11.0%		110,200	109,730	109,730	9/1/2019
	Wine Plum, Inc.		Senior Secured	11.0%		110,226	109,665	109,665	9/1/2019
	Wine Plum, Inc. Subtotal					440,682	437,520	437,520
Other Technology Total		55.4%				$128,060,656	$123,045,039	$122,120,349

Security
	Axonius, Inc.		Senior Secured	12.0%		$494,727	$473,632	$473,632	9/1/2021
	Karamba Security Ltd.** ^		Senior Secured	12.0%		1,483,253	1,237,639	1,237,639	12/1/2021
	Nok Nok Labs, Inc.		Senior Secured	12.5%		465,970	423,148	423,148	12/1/2020
	Nok Nok Labs, Inc.		Senior Secured	12.5%		988,600	962,001	962,001	6/1/2022
	Nok Nok Labs, Inc. Subtotal					1,454,570	1,385,149	1,385,149
	Safetrust Holdings, Inc.		Senior Secured	12.5%		451,684	412,169	412,169	6/1/2021
	ThinAir Labs, Inc.		Senior Secured	18.0%		1,128,607	1,105,396	—	*
Security Total		1.6%				$5,012,841	$4,613,985	$3,508,589

Semiconductors and Equipment
	ETA Compute, Inc.		Senior Secured	10.3%		$63,560	$62,836	$62,836	10/1/2019
	ETA Compute, Inc.		Senior Secured	10.5%		148,185	147,008	147,008	8/1/2020
	ETA Compute, Inc.		Senior Secured	12.0%		1,484,386	1,414,458	1,414,458	11/1/2021
	ETA Compute, Inc. Subtotal					1,696,131	1,624,302	1,624,302
	Innophase, Inc.		Senior Secured	11.8%		6,319,683	6,101,154	6,101,154	6/1/2021
	Innophase, Inc.		Senior Secured	11.8%		2,710,015	2,663,587	2,663,587	6/1/2021
	Innophase, Inc. Subtotal					9,029,698	8,764,741	8,764,741
Semiconductors and Equipment Total		4.7%				$10,725,829	$10,389,043	$10,389,043

Software
	Aptible, Inc.		Senior Secured	11.8%		$180,553	$176,817	$176,817	2/1/2021
	ArborMetrix, Inc.		Senior Secured	11.5%		989,923	989,923	989,923	6/1/2022
	ArborMetrix, Inc.		Senior Secured	11.5%		3,463,013	3,288,496	3,288,496	6/1/2022
	ArborMetrix, Inc. Subtotal					4,452,936	4,278,419	4,278,419
	Blockdaemon, Inc.		Senior Secured	11.3%		240,326	216,334	216,334	8/1/2021
	Bloomboard, Inc.		Senior Secured	11.5%		2,510,090	1,951,361	1,834,258	*
	BlueCart, Inc.		Senior Secured	12.5%		168,153	165,514	165,514	1/1/2020
	BlueCart, Inc.		Senior Secured	12.8%		84,249	83,668	83,668	1/1/2020
	BlueCart, Inc. Subtotal					252,402	249,182	249,182
	Cloudleaf, Inc.		Senior Secured	12.0%		911,952	869,938	869,938	9/1/2021
	DealPath, Inc.		Senior Secured	11.0%		1,368,990	1,338,242	1,338,242	5/1/2021
	DemystData Limited		Senior Secured	11.8%		497,959	479,181	479,181	5/1/2020
	DemystData Limited		Senior Secured	11.8%		281,836	278,913	278,913	7/1/2020
	DemystData Limited Subtotal					779,795	758,094	758,094
	Drift Marketplace, Inc.		Senior Secured	11.0%		80,449	78,414	78,414	3/1/2020
	Drift Marketplace, Inc.		Senior Secured	11.0%		107,271	106,593	106,593	3/1/2020
	Drift Marketplace, Inc.		Senior Secured	11.0%		80,700	80,168	80,168	3/1/2020
	Drift Marketplace, Inc. Subtotal					268,420	265,175	265,175
	Dynamics, Inc.		Senior Secured	12.5%		7,206,426	6,209,028	6,209,028	8/1/2021
	Estify, Inc.		Senior Secured	11.5%		842,819	828,805	828,805	11/1/2020
	Fortress IQ, Inc.		Senior Secured	11.3%		671,889	643,159	643,159	11/1/2021
	Gearbox Software, LLC		Senior Secured	11.0%		1,878,787	1,789,383	1,789,383	9/1/2020
	Gearbox Software, LLC		Senior Secured	11.0%		1,380,143	1,371,436	1,371,436	11/1/2020
	Gearbox Software, LLC		Senior Secured	11.0%		2,033,486	2,020,381	2,020,381	3/1/2021
	Gearbox Software, LLC Subtotal					5,292,416	5,181,200	5,181,200
	GoFormz, Inc.		Senior Secured	12.0%		864,287	837,187	837,187	11/1/2020

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate	End of Term Payment	Principal	Cost	Fair Value	Maturity Date
	HealthPrize Technologies, LLC		Senior Secured	12.0%		82,140	80,746	80,746	12/1/2019
	Highfive Technologies, Inc.		Senior Secured	11.5%		3,955,332	3,840,154	3,840,154	10/1/2021
	IntelinAir, Inc.		Senior Secured	11.5%		14,027	13,628	13,628	6/1/2019
	IntelinAir, Inc.		Senior Secured	11.5%		14,027	14,027	14,027	6/1/2019
	IntelinAir, Inc. Subtotal					28,054	27,655	27,655
	Interana, Inc.		Senior Secured	11.3%		2,709,422	2,622,046	2,622,046	6/1/2021
	Invoice2Go, Inc.		Senior Secured	11.8%		531,042	508,718	508,718	6/1/2020
	Invoice2Go, Inc.		Senior Secured	11.8%		1,361,687	1,325,504	1,325,504	4/1/2021
	Invoice2Go, Inc.		Senior Secured	11.8%		1,361,902	1,361,902	1,361,902	4/1/2021
	Invoice2Go, Inc.		Senior Secured	11.8%		1,167,515	1,167,515	1,167,515	4/1/2021
	Invoice2Go, Inc.		Senior Secured	12.0%		989,478	845,478	845,478	3/1/2022
	Invoice2Go, Inc.		Senior Secured	12.0%		989,897	970,386	970,386	7/1/2022
	Invoice2Go, Inc. Subtotal					6,401,521	6,179,503	6,179,503
	Ipolipo, Inc.		Senior Secured	12.0%		2,474,085	2,359,248	2,359,248	12/1/2021
	JethroData, Inc.** ^		Senior Secured	11.0%		704,868	681,877	306,631	*
	Loft, Inc.		Senior Secured	11.8%		684,017	651,547	651,547	9/1/2021
	Metarail, Inc.		Senior Secured	12.0%		699,552	659,690	659,690	10/1/2021
	Metawave Corporation		Senior Secured	12.0%		989,861	942,924	942,924	7/1/2022
	Metricly, Inc.		Senior Secured	12.3%		494,552	456,105	456,105	11/1/2021
	Mines.io, Inc.** ^		Senior Secured	12.0%		282,260	272,100	272,100	7/1/2020
	Mines.io, Inc.** ^		Senior Secured	12.3%		741,937	679,863	679,863	12/1/2021
	Mines.io, Inc.** ^		Senior Secured	12.5%		494,680	494,680	494,680	3/1/2022
	Mines.io, Inc.** ^ Subtotal					1,518,877	1,446,643	1,446,643
	Mintigo, Inc.** ^		Senior Secured	10.0%		245,414	239,426	239,426	4/1/2020
	Mintigo, Inc.** ^		Senior Secured	10.0%		298,379	296,043	296,043	7/1/2020
	Mintigo, Inc.** ^		Senior Secured	10.0%		397,953	393,574	393,574	7/1/2021
	Mintigo, Inc.** ^ Subtotal					941,746	929,043	929,043
	Oohlala Mobile, Inc.** ^		Senior Secured	11.5%		247,511	247,511	247,511	9/1/2021
	Oohlala Mobile, Inc.** ^		Senior Secured	11.5%		472,719	472,719	472,719	9/1/2021
	Oohlala Mobile, Inc.** ^ Subtotal					720,230	720,230	720,230
	OrderGroove, Inc.		Senior Secured	12.0%		2,474,489	2,319,729	2,319,729	6/1/2023
	PlushCare, Inc.		Senior Secured	11.8%		989,913	923,828	923,828	5/1/2022
	PrivCo Holdings, Inc.		Senior Secured	12.0%		392,185	372,867	372,867	2/1/2021
	Resilio, Inc.		Senior Secured	12.8%		203,922	166,354	166,354	3/1/2021
	Resilio, Inc.		Senior Secured	12.8%		218,694	218,694	218,694	5/1/2021
	Resilio, Inc. Subtotal					422,616	385,048	385,048
	Securly, Inc.		Senior Secured	11.5%		180,482	166,232	166,232	12/1/2020
	Securly, Inc.		Senior Secured	11.5%		541,619	533,536	533,536	12/1/2020
	Securly, Inc. Subtotal					722,101	699,768	699,768
	Skillshare, Inc.		Senior Secured	12.0%		1,806,281	1,709,764	1,709,764	6/1/2021
	Skillshare, Inc.		Senior Secured	12.5%		989,470	968,509	968,509	1/1/2022
	Skillshare, Inc. Subtotal					2,795,751	2,678,273	2,678,273
	Stitch Labs, Inc.		Senior Secured	12.0%		1,484,459	1,361,001	1,361,001	2/1/2022
	Swivel, Inc.		Senior Secured	12.0%		247,496	223,273	223,273	8/1/2022
	Swrve, Inc.		Senior Secured	11.8%		1,258,546	1,225,439	1,225,439	11/1/2020
	Talla, Inc.		Senior Secured	12.5%		494,792	446,790	446,790	5/1/2022
	The/Studio Technologies, Inc.		Senior Secured	11.0%		396,669	379,511	379,511	6/1/2020
	Unmetric, Inc.		Senior Secured	11.5%		148,634	144,331	144,331	2/1/2020
	VenueNext, Inc.		Senior Secured	11.0%		744,139	717,642	717,642	5/1/2020
	VenueNext, Inc.		Senior Secured	11.3%		1,398,076	1,389,246	1,389,246	7/1/2021
	VenueNext, Inc.		Senior Secured	11.3%		1,484,731	1,459,773	1,459,773	10/1/2021
	VenueNext, Inc. Subtotal					3,626,946	3,566,661	3,566,661
	Venuetize, LLC		Senior Secured	12.3%		247,336	217,423	217,423	4/1/2022
	Vuemix, Inc.		Senior Secured	11.3%		172,607	167,253	167,253	11/1/2020

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate	End of Term Payment	Principal	Cost	Fair Value	Maturity Date

	Workspot, Inc.		Senior Secured	12.0%		398,748	378,833	378,833	6/1/2020
	Workspot, Inc.		Senior Secured	12.0%		542,280	532,995	532,995	12/1/2020
	Workspot, Inc.		Senior Secured	12.0%		742,042	683,553	683,553	9/1/2021
	Workspot, Inc. Subtotal					1,683,070	1,595,381	1,595,381
	Xeeva, Inc.		Senior Secured	12.0%		1,372,855	1,361,787	1,361,787	7/1/2020

	Zoomdata, Inc.		Senior Secured	11.0%		3,751,914	3,628,775	3,628,775	10/1/2021
	Zoomdata, Inc.		Senior Secured	11.5%		742,548	709,829	709,829	3/1/2022
	Zoomdata, Inc. Subtotal					4,494,462	4,338,604	4,338,604
Software Total		30.5%				$71,672,485	$67,807,319	$67,314,970

Technology Services
	AirHelp, Inc.		Senior Secured	10.0%		$616,637	$602,655	$602,655	5/1/2020
	AirHelp, Inc.		Senior Secured	10.0%		349,550	346,561	346,561	7/1/2020
	AirHelp, Inc.		Senior Secured	10.0%		410,691	406,306	406,306	10/1/2020
	AirHelp, Inc. Subtotal					1,376,878	1,355,522	1,355,522
	Akademos, Inc.		Junior Secured	13.5%	1.5%	610,862	560,751	560,751	8/1/2020
	Blazent, Inc.		Senior Secured	12.0%		1,888,938	1,665,405	1,399,755	*
	Blue Technologies Limited** ^		Senior Secured	11.0%		631,685	622,380	622,380	4/1/2020
	Callisto Media, Inc.		Senior Secured	10.0%		2,090,511	2,069,425	2,069,425	6/1/2020
	Callisto Media, Inc.		Senior Secured	10.0%		991,240	985,534	985,534	9/1/2020
	Callisto Media, Inc.		Senior Secured	10.0%		991,300	983,893	983,893	12/1/2020
	Callisto Media, Inc.		Senior Secured	10.0%		991,359	982,278	982,278	3/1/2021
	Callisto Media, Inc.		Senior Secured	10.0%		2,973,268	2,775,777	2,775,777	12/1/2021
	Callisto Media, Inc.		Senior Secured	10.0%		2,973,923	2,920,964	2,920,964	3/1/2022
	Callisto Media, Inc.		Senior Secured	10.0%		2,974,577	2,916,474	2,916,474	6/1/2022
	Callisto Media, Inc.		Senior Secured	10.0%		2,972,501	2,903,799	2,903,799	9/1/2022
	Callisto Media, Inc. Subtotal					16,958,679	16,538,144	16,538,144
	CloudIQ Ltd.** ^		Senior Secured	12.0%		722,925	663,653	663,653	12/1/2020
	CloudIQ Ltd.** ^		Senior Secured	12.0%		753,777	753,777	753,777	1/1/2021
	CloudIQ Ltd.** ^		Senior Secured	12.0%		844,342	844,342	844,342	4/1/2021
	CloudIQ Ltd.** ^ Subtotal					2,321,044	2,261,772	2,261,772
	Dolly, Inc.		Senior Secured	12.0%		632,697	618,426	273,516	12/1/2020
	Freckle Education, Inc.		Senior Secured	10.0%		743,207	704,959	704,959	1/1/2022
	Freckle Education, Inc.		Senior Secured	10.0%		495,545	488,171	488,171	1/1/2022
	Freckle Education, Inc. Subtotal					1,238,752	1,193,130	1,193,130
	Keyo AI Inc.		Senior Secured	10.0%		495,695	460,263	460,263	2/1/2022
	PayJoy, Inc.**		Senior Secured	12.0%		9,496	9,457	9,457	4/1/2019
	PayJoy, Inc.**		Senior Secured	12.0%		46,545	46,396	46,396	8/1/2019
	PayJoy, Inc.**		Senior Secured	10.0%		961,661	919,456	919,456	8/1/2021
	PayJoy, Inc.** Subtotal					1,017,702	975,309	975,309
	Relimetrics, Inc.		Senior Secured	11.3%		371,349	349,915	349,915	1/1/2022
	Riffyn, Inc.		Senior Secured	11.5%		813,939	782,855	782,855	3/1/2021
	Riffyn, Inc.		Senior Secured	11.5%		451,599	443,960	443,960	6/1/2021
	Riffyn, Inc. Subtotal					1,265,538	1,226,815	1,226,815
	Sixup PBC, Inc.**		Senior Secured	12.0%		70,512	70,034	70,034	6/1/2019
	SocialChorus, Inc.		Senior Secured	12.0%		1,372,675	1,324,471	1,324,471	1/1/2021
	SocialChorus, Inc.		Senior Secured	12.0%		915,154	903,254	903,254	1/1/2021
	SocialChorus, Inc. Subtotal					2,287,829	2,227,725	2,227,725
	TrueFacet, Inc.		Senior Secured	10.9%		946,610	915,470	269,855	*

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate	End of Term Payment	Principal	Cost	Fair Value	Maturity Date

	Zeel Networks, Inc.		Senior Secured	11.0%		547,412	536,319	536,319	8/1/2020
	Zeel Networks, Inc.		Senior Secured	11.0%		273,713	271,776	271,776	8/1/2020
	Zeel Networks, Inc.		Senior Secured	11.0%		273,737	271,498	271,498	8/1/2020
	Zeel Networks, Inc.		Senior Secured	11.0%		1,237,992	1,150,608	1,150,608	3/1/2022
	Zeel Networks, Inc.		Senior Secured	11.0%		1,238,341	1,212,552	1,212,552	3/1/2022
	Zeel Networks, Inc. Subtotal					3,571,195	3,442,753	3,442,753
Technology Services Total		15.1%				$35,685,965	$34,483,814	$33,227,639

Wireless
	Juvo Mobile, Inc.**		Senior Secured	11.0%		$110,211	$108,723	$108,723	9/1/2019
	Juvo Mobile, Inc.**		Senior Secured	11.0%		180,396	179,419	179,419	1/1/2020
	Juvo Mobile, Inc.**		Senior Secured	11.0%		197,552	196,236	196,236	2/1/2020
	Juvo Mobile, Inc.** Subtotal					488,159	484,378	484,378
	Nextivity, Inc.		Senior Secured	12.0%		4,258,442	4,258,117	4,258,117	6/1/2021
	Nextivity, Inc.		Senior Secured	12.0%		1,161,843	1,161,843	1,161,843	6/1/2021
	Nextivity, Inc. Subtotal					5,420,285	5,419,960	5,419,960
	Parallel Wireless, Inc.		Senior Secured	11.8%		1,626,353	1,601,689	1,601,689	4/1/2020
	Parallel Wireless, Inc.		Senior Secured	11.8%		990,014	981,188	981,188	10/1/2020
	Parallel Wireless, Inc. Subtotal					2,616,367	2,582,877	2,582,877
Wireless Total		3.8%				$8,524,811	$8,487,215	$8,487,215
Grand Total		179.0%				$419,451,952	$401,467,377	$394,753,976
* As of March 31, 2019, loans with a cost basis of $17.0 million and a fair value of $12.0 million were classified as non-accrual. These loans have been accelerated from their original maturity and are due in their entirety. During the period for which these loans have been on non-accrual status, no interest income has been recognized.

** Indicates assets that the Fund deems “non-qualifying assets” under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of the Fund’s total assets at the time of acquisition of any additional non-qualifying assets. As of March 31, 2019, 11.1% of the Fund’s total assets represented non-qualifying assets. As part of this calculation, the numerator consists of all eligible portfolio companies as defined in Section 2(a)(46) of the 1940 Act; and the denominator consists of total assets less the assets described in Section 55(a)(7) of the 1940 Act.

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

VENTURE LENDING & LEASING VIII, INC.

CONDENSED SCHEDULES OF INVESTMENTS (UNAUDITED)
AS OF DECEMBER 31, 2018

As of December 31, 2018, all loans were valued using significant unobservable inputs and were made to non-affiliates. Additionally, all loans were pledged as collateral as part of the debt facility.

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate	End of Term Payment	Principal	Cost	Fair Value	Maturity Date

Biotechnology
	Antheia, Inc.		Senior Secured	11.5%		$1,485,403	$1,376,139	$1,376,139	12/1/2022
	Orpheus Therapeutics, Inc.		Senior Secured	18.0%		178,510	174,288	—	*
	Phylagen, Inc.		Senior Secured	12.0%		59,449	58,346	58,346	7/1/2019
	Phylagen, Inc.		Senior Secured	12.0%		122,508	121,178	121,178	3/1/2020
	Phylagen, Inc. Subtotal					181,957	179,524	179,524
Biotechnology Total		0.7%				$1,845,870	$1,729,951	$1,555,663

Computers and Storage
	Canary Connect, Inc.		Senior Secured	12.8%		$1,085,881	$861,061	$861,061	12/1/2020
	HyperGrid, Inc.		Senior Secured	11.5%		537,952	528,364	528,364	12/1/2019
	Rigetti & Co., Inc.		Senior Secured	9.0%	2.8%	48,635	48,504	48,504	1/1/2019
	Rigetti & Co., Inc.		Senior Secured	9.0%	2.8%	1,432,659	1,410,884	1,410,884	1/1/2020
	Rigetti & Co., Inc. Subtotal					1,481,294	1,459,388	1,459,388
Computers and Storage Total		1.3%				$3,105,127	$2,848,813	$2,848,813

Enterprise Networking
	SnapRoute, Inc.		Senior Secured	11.0%		$3,466,659	$3,266,067	$3,266,067	11/1/2021
Enterprise Networking Total		1.5%				$3,466,659	$3,266,067	$3,266,067

Internet
	Amino Payments, Inc.		Senior Secured	9.0%	5.2%	$256,492	$246,252	$246,252	3/1/2021
	Amino Payments, Inc.		Senior Secured	9.0%	4.4%	254,592	251,329	251,329	3/1/2021
	Amino Payments, Inc.		Senior Secured	9.0%	4.1%	126,953	125,274	125,274	3/1/2021
	Amino Payments, Inc.		Senior Secured	9.0%	4.8%	625,521	597,770	597,770	12/1/2021
	Amino Payments, Inc. Subtotal					1,263,558	1,220,625	1,220,625
	Apartment List, Inc.		Senior Secured	11.0%		506,854	497,685	497,685	11/1/2019
	Bitfinder, Inc.		Senior Secured	10.5%		360,053	351,451	351,451	9/1/2020
	Bombfell, Inc.		Senior Secured	11.0%		465,802	460,263	460,263	4/1/2021
	Bombfell, Inc.		Senior Secured	11.0%		421,445	405,621	405,621	1/1/2021
	Bombfell, Inc. Subtotal					887,247	865,884	865,884
	CapLinked, Inc.		Senior Secured	12.8%		9,565	9,550	9,550	1/1/2019
	Clearsurance, Inc.		Senior Secured	10.0%		902,861	863,204	863,204	3/1/2021
	Clearsurance, Inc.		Senior Secured	10.5%		991,088	972,512	972,512	9/1/2021
	Clearsurance, Inc. Subtotal					1,893,949	1,835,716	1,835,716
	Daily Muse, Inc.		Senior Secured	11.0%		2,969,554	2,834,169	2,834,169	12/1/2021
	Daily Muse, Inc.		Senior Secured	11.0%		2,970,137	2,926,846	2,926,846	12/1/2021
	Daily Muse, Inc. Subtotal					5,939,691	5,761,015	5,761,015
	Darby Smart, Inc.		Senior Secured	12.0%		1,409,885	1,358,924	1,358,924	2/1/2021
	DreamCloud Holdings, LLC		Senior Secured	11.8%		471,111	438,773	438,773	6/1/2020
	DreamCloud Holdings, LLC		Senior Secured	11.8%		172,846	163,907	163,907	8/1/2020
	DreamCloud Holdings, LLC		Senior Secured	11.5%		2,531,906	2,334,083	2,334,083	1/1/2021
	DreamCloud Holdings, LLC		Senior Secured	12.0%		4,948,333	4,232,618	4,232,618	12/1/2021
	DreamCloud Holdings, LLC Subtotal					8,124,196	7,169,381	7,169,381
	Figure 1, Inc.** ^		Senior Secured	10.5%		990,613	901,337	901,337	6/1/2021

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate	End of Term Payment	Principal	Cost	Fair Value	Maturity Date
	Figure 1, Inc.** ^		Senior Secured	10.5%		991,171	968,299	968,299	12/1/2021
	Figure 1, Inc.** ^ Subtotal					1,981,784	1,869,636	1,869,636
	FLYR, Inc.		Senior Secured	11.5%		1,485,061	1,335,150	1,335,150	9/1/2021
	FLYR, Inc.		Senior Secured	11.8%		2,475,512	2,409,562	2,409,562	1/1/2022
	FLYR, Inc. Subtotal					3,960,573	3,744,712	3,744,712
	Honk Technologies, Inc.		Senior Secured	11.5%		645,595	633,385	633,385	12/1/2019
	Honk Technologies, Inc.		Senior Secured	11.5%		595,641	589,925	589,925	5/1/2020
	Honk Technologies, Inc. Subtotal					1,241,236	1,223,310	1,223,310
	iZENEtech, Inc.** ^		Senior Secured	11.0%		4,139,342	3,934,544	3,934,544	1/1/2021
	iZENEtech, Inc.** ^		Senior Secured	11.0%		4,859,809	4,768,966	4,768,966	6/1/2021
	iZENEtech, Inc.** ^ Subtotal					8,999,151	8,703,510	8,703,510
	Lenddo International** ^		Senior Secured	12.0%		1,688,859	1,590,138	1,590,138	1/1/2021
	Linden Research Inc.		Senior Secured	11.0%		5,940,274	5,559,519	5,559,519	9/1/2021
	Linden Research Inc.		Senior Secured	11.0%		986,861	961,345	961,345	3/1/2022
	Linden Research Inc. Subtotal					6,927,135	6,520,864	6,520,864
	MassDrop, Inc.		Senior Secured	10.5%		7,429,293	6,804,769	6,804,769	1/1/2022
	Osix Corporation		Senior Secured	12.3%		98,605	80,379	80,379	12/1/2021
	Playstudios, Inc.		Senior Secured	10.0%		963,077	936,909	936,909	3/1/2021
	Protecht, Inc.		Senior Secured	12.5%		988,684	926,867	926,867	12/1/2021
	Radius Intelligence, Inc.		Senior Secured	8.0%	9.2%	7,421,159	7,126,941	6,151,429	10/1/2021
	Relay Network, LLC		Senior Secured	8.0%	4.4%	732,924	711,759	711,759	9/1/2020
	Relay Network, LLC		Senior Secured	8.0%	4.4%	733,049	724,776	724,776	9/1/2020
	Relay Network, LLC Subtotal					1,465,973	1,436,535	1,436,535
	Spot.IM, Ltd.** ^		Senior Secured	12.5%		216,500	208,266	208,266	12/1/2019
	Spot.IM, Ltd.** ^		Senior Secured	12.5%		149,520	146,386	146,386	5/1/2020
	Spot.IM, Ltd.** ^		Senior Secured	11.8%		149,016	142,655	142,655	5/1/2020
	Spot.IM, Ltd.** ^ Subtotal					515,036	497,307	497,307
	SpotOn Computing, Inc.		Senior Secured	11.5%		1,483,837	1,418,912	1,418,912	10/1/2020
	SpotOn Computing, Inc.		Senior Secured	12.0%		494,584	483,541	483,541	3/1/2021
	SpotOn Computing, Inc. Subtotal					1,978,421	1,902,453	1,902,453
	Stay alfred, Inc.		Senior Secured	11.8%		6,925,151	6,640,584	6,640,584	12/1/2021
	Super Home, Inc.		Senior Secured	11.3%		27,989	27,681	27,681	3/1/2019
	Tango Card, Inc.		Senior Secured	12.0%		1,175,591	1,158,103	1,158,103	11/1/2020
	Thrive Market, Inc.		Senior Secured	12.0%		1,514,559	1,493,078	1,493,078	9/1/2019
	Thrive Market, Inc.		Senior Secured	12.0%		757,323	753,587	753,587	9/1/2019
	Thrive Market, Inc.		Senior Secured	12.3%		7,420,042	7,134,488	7,134,488	4/1/2022
	Thrive Market, Inc. Subtotal					9,691,924	9,381,153	9,381,153
	Traackr, Inc.		Senior Secured	11.8%		18,941	18,860	18,860	1/1/2019
	Traackr, Inc.		Senior Secured	11.8%		37,334	37,179	37,179	4/1/2019
	Traackr, Inc. Subtotal					56,275	56,039	56,039
Internet Total		36.4%				$83,930,914	$79,698,121	$78,722,609

Medical Devices
	Anutra Medical, Inc.		Senior Secured	10.0%		$163,765	$159,169	$159,169	12/1/2019
	CytoVale, Inc.		Senior Secured	12.0%		618,631	566,206	566,206	3/1/2022
	Medrobotics Corporation, Inc.		Senior Secured	12.0%		9,893,475	8,990,046	8,990,046	6/1/2021
	NeuMoDx Molecular, Inc.		Senior Secured	12.0%		3,463,954	3,168,810	3,168,810	4/1/2023
	RadiAction Ltd.** ^		Senior Secured	11.5%		990,042	926,176	926,176	10/1/2021
	Renovia, Inc.		Senior Secured	11.0%		626,245	605,734	605,734	6/1/2020
	Renovia, Inc.		Senior Secured	11.0%		782,699	773,934	773,934	11/1/2020
	Renovia, Inc.		Senior Secured	10.5%		1,981,091	1,791,904	1,791,904	6/1/2021
	Renovia, Inc.		Senior Secured	10.5%		7,871,667	7,706,905	7,706,905	3/1/2022
	Renovia, Inc. Subtotal					11,261,702	10,878,477	10,878,477
Medical Devices Total		11.4%				$26,391,569	$24,688,884	$24,688,884
Other Healthcare

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate	End of Term Payment	Principal	Cost	Fair Value	Maturity Date
	4G Clinical, LLC		Senior Secured	11.0%		$658,240	$638,103	$638,103	7/1/2020
	Call9, Inc.		Senior Secured	9.0%	3.6%	848,846	769,574	769,574	1/1/2021
	Call9, Inc.		Senior Secured	9.0%	3.7%	424,710	418,710	418,710	1/1/2021
	Call9, Inc.		Senior Secured	9.0%	3.7%	424,800	418,435	418,435	1/1/2021
	Call9, Inc.		Senior Secured	9.0%	3.7%	439,294	431,092	431,092	2/1/2021
	Call9, Inc.		Senior Secured	9.0%	3.7%	453,372	445,006	445,006	3/1/2021
	Call9, Inc. Subtotal					2,591,022	2,482,817	2,482,817
	Caredox, Inc.		Senior Secured	11.3%		28,241	28,158	28,158	1/1/2019
	Caredox, Inc.		Senior Secured	11.8%		1,237,487	1,168,686	1,168,686	10/1/2021
	Caredox, Inc. Subtotal					1,265,728	1,196,844	1,196,844
	Clover Health Investment Corporation		Senior Secured	11.3%		9,894,125	9,894,125	9,894,125	10/1/2022
	Clover Health Investment Corporation		Senior Secured	11.0%		18,462,733	18,462,733	18,462,733	3/1/2022
	Clover Health Investment Corporation Subtotal					28,356,858	28,356,858	28,356,858
	Discover Echo, Inc.		Senior Secured	11.0%		610,296	571,549	571,549	12/1/2020
	Driver, Inc.		Senior Secured	18.0%		200,000	200,000	34,907	*
	Emerald Cloud Lab, Inc.		Senior Secured	11.8%		2,398,539	2,119,373	2,119,373	12/1/2021
	Hello Doctor, Ltd.** ^		Senior Secured	12.5%		19,830	19,492	19,492	3/1/2019
	Hello Heart Inc.		Senior Secured	10.8%		990,310	936,256	936,256	7/1/2021
	Hello Heart Inc.		Senior Secured	10.8%		1,486,442	1,454,661	1,454,661	10/1/2021
	Hello Heart Inc. Subtotal					2,476,752	2,390,917	2,390,917
	Lean Labs, Inc.		Senior Secured	12.0%		43,111	42,446	42,446	4/1/2019
	MD Revolution, Inc.		Senior Secured	12.5%		656,438	641,456	641,456	3/1/2020
	mPharma Data, Inc.** ^		Senior Secured	10.0%		269,554	260,665	260,665	11/1/2020
	mPharma Data, Inc.** ^		Senior Secured	10.0%		311,364	307,587	307,587	3/1/2021
	mPharma Data, Inc.** ^		Senior Secured	10.0%		2,973,381	2,877,982	2,877,982	11/1/2021
	mPharma Data, Inc.** ^ Subtotal					3,554,299	3,446,234	3,446,234
	Myolex, Inc.		Senior Secured	18.0%		762,531	726,537	238,967	*
	Naked Biome, Inc.		Senior Secured	12.0%		903,219	866,120	866,120	3/1/2021
	Project Healthy Living, Inc.		Senior Secured	11.0%		268,417	262,570	262,570	9/1/2019
	Robin Care, Inc.		Senior Secured	11.5%		989,483	948,592	948,592	7/1/2021
	Sparta Software Corporation		Senior Secured	10.0%	2.5%	112,015	108,064	108,064	6/1/2020
	Therapydia, Inc.		Senior Secured	11.5%		296,988	266,404	266,404	8/1/2022
	Therapydia, Inc.		Senior Secured	11.5%		297,029	287,234	287,234	12/1/2022
	Therapydia, Inc. Subtotal					594,017	553,638	553,638
	Trio Health Advisory Group, Inc.		Senior Secured	11.5%		75,208	74,744	74,744	2/1/2019
	Wellist, Inc.		Senior Secured	12.3%		22,599	22,260	22,260	3/1/2019
	Wellist, Inc.		Senior Secured	12.3%		86,406	85,410	85,410	12/1/2019
	Wellist, Inc. Subtotal					109,005	107,670	107,670
	Zillion Group, Inc.		Senior Secured	12.0%		660,404	635,016	481,706	7/1/2020
	Zillion Group, Inc.		Senior Secured	12.0%		814,451	802,169	608,503	12/1/2020
	Zillion Group, Inc. Subtotal					1,474,855	1,437,185	1,090,209
Other Healthcare Total		21.3%				$48,119,863	$47,191,209	$46,191,570

Other Technology
	8i Corporation		Senior Secured	11.8%		$2,251,497	$2,187,461	$2,187,461	12/1/2020
	Abiquo Group, Inc.** ^		Senior Secured	12.0%		421,970	410,047	410,047	1/1/2021
	Aclima, Inc.		Senior Secured	11.0%	0.5%	2,109,845	1,987,764	1,987,764	7/1/2021
	BloomLife, Inc.		Senior Secured	12.0%		169,302	163,710	163,710	4/1/2020
	Brightside Benefit, Inc.		Senior Secured	12.1%		742,419	676,970	676,970	9/1/2022
	CommunityCo, LLC		Senior Secured	12.0%		33,846	33,266	33,266	3/1/2019
	Consumer Physics, Inc.** ^		Senior Secured	11.0%		1,089,914	1,062,742	908,852	8/1/2019
	Dragonfly Vert, Inc.		Senior Secured	12.5%		984,722	928,746	928,746	12/1/2021
	Eguana Technologies, Inc.** ^		Senior Secured	12.5%		1,222,461	1,127,469	1,127,469	12/1/2020

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate	End of Term Payment	Principal	Cost	Fair Value	Maturity Date
	Eguana Technologies, Inc.** ^		Senior Secured	12.5%		741,911	725,764	725,764	8/1/2021
	Eguana Technologies, Inc.** ^		Senior Secured	12.5%		742,103	721,933	721,933	10/1/2021
	Eguana Technologies, Inc.** ^ Subtotal					2,706,475	2,575,166	2,575,166
	Ensyn Corporation		Senior Secured	12.3%		573,230	565,857	565,857	6/1/2019
	Ensyn Corporation		Senior Secured	12.3%		1,024,930	1,017,212	1,017,212	11/1/2019
	Ensyn Corporation Subtotal					1,598,160	1,583,069	1,583,069
	ESM Group International, Inc.		Senior Secured	12.0%		494,894	441,937	441,937	12/1/2021
	ETN Media, Inc.		Senior Secured	11.5%		211,603	206,043	173,058	7/1/2020
	ETN Media, Inc.		Senior Secured	11.5%		211,748	209,434	175,906	7/1/2020
	ETN Media, Inc. Subtotal					423,351	415,477	348,964
	Fitplan, Inc.** ^		Senior Secured	12.5%		742,195	689,277	689,277	3/1/2022
	Flo Water, Inc.		Senior Secured	11.5%		205,832	195,612	195,612	5/1/2020
	Flo Water, Inc.		Senior Secured	11.4%		885,620	848,315	848,315	5/1/2021
	Flo Water, Inc. Subtotal					1,091,452	1,043,927	1,043,927
	Gap Year Global, Inc.		Senior Secured	18.0%		90,768	86,359	—	*
	Greats Brand, Inc.		Senior Secured	11.0%		63,960	61,945	61,945	7/1/2019
	Greats Brand, Inc.		Senior Secured	11.0%		107,205	106,216	106,216	12/1/2019
	Greats Brand, Inc.		Senior Secured	10.0%		1,442,360	1,384,267	1,384,267	5/1/2021
	Greats Brand, Inc.		Senior Secured	10.0%		1,486,238	1,463,690	1,463,690	8/1/2021
	Greats Brand, Inc. Subtotal					3,099,763	3,016,118	3,016,118
	Heartwork, Inc.		Senior Secured	11.0%		465,983	436,474	281,506	9/1/2020
	Hint, Inc.		Senior Secured	11.0%		2,255,803	2,130,280	2,130,280	3/1/2021
	Hint, Inc.		Senior Secured	11.0%		2,474,151	2,474,151	2,474,151	7/1/2021
	Hint, Inc.		Senior Secured	11.0%		2,475,778	2,217,362	2,217,362	8/1/2021
	Hint, Inc. Subtotal					7,205,732	6,821,793	6,821,793
	Impossible Aerospace Corporation		Senior Secured	12.0%		345,963	334,448	334,448	8/1/2020
	Impossible Aerospace Corporation		Senior Secured	12.3%		211,129	207,899	207,899	1/1/2021
	Impossible Aerospace Corporation Subtotal					557,092	542,347	542,347
	June Life, Inc.		Senior Secured	11.8%		611,965	597,587	597,587	3/1/2020
	June Life, Inc.		Senior Secured	11.8%		612,139	605,287	605,287	3/1/2020
	June Life, Inc. Subtotal					1,224,104	1,202,874	1,202,874
	Kobo360 Inc.** ^		Senior Secured	11.3%		247,553	235,597	235,597	6/1/2020
	Kobo360 Inc.** ^		Senior Secured	11.3%		247,607	247,607	247,607	9/1/2020
	Kobo360 Inc.** ^ Subtotal					495,160	483,204	483,204
	Kogniz, Inc.		Senior Secured	12.8%		370,935	274,751	274,751	9/1/2021
	LanzaTech New Zealand Ltd.		Senior Secured	13.0%		1,669,064	1,588,287	1,588,287	3/1/2020
	LanzaTech New Zealand Ltd.		Senior Secured	13.0%		2,264,030	2,235,397	2,235,397	9/1/2020
	LanzaTech New Zealand Ltd.		Senior Secured	13.3%		2,257,809	2,233,790	2,233,790	3/1/2021
	LanzaTech New Zealand Ltd. Subtotal					6,190,903	6,057,474	6,057,474
	Loftium, Inc.		Senior Secured	11.5%		587,828	554,806	554,806	11/1/2020
	Loftium, Inc.		Senior Secured	12.3%		247,422	242,046	242,046	8/1/2021
	Loftium, Inc. Subtotal					835,250	796,852	796,852
	Make School, Inc.		Senior Secured	11.3%		990,265	937,821	937,821	8/1/2021
	Neuehouse, LLC		Senior Secured	12.0%		1,750,000	1,323,215	1,323,215	*
	Nevada Nanotech Systems, Inc.		Senior Secured	12.0%		989,590	906,963	906,963	6/1/2021
	North American Robotics Corporation		Senior Secured	11.0%		148,588	138,385	138,385	5/1/2020
	North American Robotics Corporation		Senior Secured	11.0%		172,473	170,186	170,186	8/1/2020
	North American Robotics Corporation Subtotal					321,061	308,571	308,571
	Northern Quinoa Production Corporation** ^		Senior Secured	12.0%		7,911,533	7,595,867	7,595,867	11/1/2021
	Noteleaf, Inc.		Senior Secured	11.0%		1,081,842	1,062,771	1,062,771	9/1/2020
	Opya, Inc.		Senior Secured	12.0%		429,764	407,656	407,656	4/1/2021

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate	End of Term Payment	Principal	Cost	Fair Value	Maturity Date
	PDQ Enterprises LLC**		Senior Secured	11.0%		2,814,193	2,770,652	2,770,652	2/1/2021
	Percepto Robotics, Ltd.** ^		Senior Secured	12.5%		519,650	500,525	500,525	8/1/2020
	Percepto Robotics, Ltd.** ^		Senior Secured	12.5%		244,467	240,262	240,262	12/1/2020
	Percepto Robotics, Ltd.** ^ Subtotal					764,117	740,787	740,787
	PLAE, Inc.		Senior Secured	9.0%	3.2%	1,135,076	1,110,298	1,110,298	12/1/2020
	Planet Labs, Inc.		Senior Secured	11.0%		12,362,729	11,937,236	11,937,236	11/1/2021
	Planet Labs, Inc.		Senior Secured	11.0%		12,375,336	12,375,336	12,375,336	8/1/2022
	Planet Labs, Inc. Subtotal					24,738,065	24,312,572	24,312,572
	Plenty Unlimited, Inc.		Senior Secured	9.0%	11.7%	1,120,932	1,087,343	1,087,343	1/1/2021
	Plenty Unlimited, Inc.		Senior Secured	9.0%	9.4%	1,166,482	1,153,018	1,153,018	3/1/2021
	Plenty Unlimited, Inc.		Senior Secured	9.0%	11.7%	3,040,235	2,925,880	2,925,880	9/1/2021
	Plenty Unlimited, Inc. Subtotal					5,327,649	5,166,241	5,166,241
	Plethora, Inc.		Senior Secured	9.0%	4.3%	225,218	223,515	223,515	3/1/2019
	Plethora, Inc.		Senior Secured	9.0%	4.3%	149,605	149,118	149,118	3/1/2019
	Plethora, Inc.		Senior Secured	9.0%	4.4%	888,735	851,940	851,940	2/1/2021
	Plethora, Inc.		Senior Secured	9.0%	5.1%	910,868	897,450	897,450	8/1/2021
	Plethora, Inc.		Senior Secured	9.5%	4.3%	500,151	462,878	462,878	6/1/2021
	Plethora, Inc.		Senior Secured	9.5%	4.3%	248,860	244,096	244,096	9/1/2021
	Plethora, Inc.		Senior Secured	9.5%	4.3%	496,863	486,908	486,908	10/1/2021
	Plethora, Inc. Subtotal					3,420,300	3,315,905	3,315,905
	Rosco & Benedetto Co, Inc.		Senior Secured	11.0%		122,323	119,832	119,832	9/1/2019
	Scoot Networks, Inc.		Senior Secured	12.8%		879,262	818,310	818,310	3/1/2021
	Showroom, Inc.		Senior Secured	12.0%		1,068,037	1,003,835	1,003,835	3/1/2020
	SkyKick, Inc.		Senior Secured	10.5%		937,688	909,812	909,812	6/1/2020
	SkyKick, Inc.		Senior Secured	10.5%		375,566	370,957	370,957	10/1/2020
	SkyKick, Inc.		Senior Secured	10.5%		391,035	385,892	385,892	11/1/2020
	SkyKick, Inc.		Senior Secured	11.0%		4,952,637	4,660,147	4,660,147	6/1/2022
	SkyKick, Inc. Subtotal					6,656,926	6,326,808	6,326,808
	Strong Arm Technologies, Inc.		Senior Secured	12.0%		1,081,134	1,031,438	1,031,438	5/1/2021
	TAE Technologies, Inc.		Senior Secured	12.5%		9,019,608	8,689,345	8,689,345	3/1/2021
	TAE Technologies, Inc.		Senior Secured	12.5%		2,327,066	2,288,844	2,288,844	4/1/2021
	TAE Technologies, Inc. Subtotal					11,346,674	10,978,189	10,978,189
	Terramera, Inc.** ^		Senior Secured	12.0%		1,718,872	1,614,526	1,614,526	4/1/2021
	Terramera, Inc.** ^		Senior Secured	12.0%		859,628	842,573	842,573	4/1/2021
	Terramera, Inc.** ^ Subtotal					2,578,500	2,457,099	2,457,099
	Theatro Labs, Inc.		Senior Secured	12.0%		1,484,478	1,426,311	1,426,311	8/1/2022
	UniEnergy Technologies, LLC		Senior Secured	12.3%		4,944,241	4,641,397	4,641,397	12/1/2020
	Virtuix Holdings, Inc.		Senior Secured	11.0%		493,447	480,680	480,680	7/1/2020
	Virtuix Holdings, Inc.		Senior Secured	12.3%		247,423	239,317	239,317	4/1/2022
	Virtuix Holdings, Inc. Subtotal					740,870	719,997	719,997
	Wine Plum, Inc.		Senior Secured	11.0%		325,940	321,469	321,469	9/1/2019
	Wine Plum, Inc.		Senior Secured	11.0%		163,078	162,089	162,089	9/1/2019
	Wine Plum, Inc.		Senior Secured	11.0%		163,116	161,937	161,937	9/1/2019
	Wine Plum, Inc. Subtotal					652,134	645,495	645,495
Other Technology Total		52.5%				$118,623,766	$114,045,835	$113,584,105

Security
	Axonius, Inc.		Senior Secured	12.0%		$494,882	$470,235	$470,235	9/1/2021
	Karamba Security Ltd.** ^		Senior Secured	12.0%		1,483,746	1,206,347	1,206,347	12/1/2021
	Nok Nok Labs, Inc.		Senior Secured	12.5%		524,603	470,577	470,577	12/1/2020
	Nok Nok Labs, Inc.		Senior Secured	12.5%		988,949	959,222	959,222	6/1/2022
	Nok Nok Labs, Inc. Subtotal					1,513,552	1,429,799	1,429,799

	Safetrust Holdings, Inc.		Senior Secured	12.5%		494,508	447,173	447,173	6/1/2021

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate	End of Term Payment	Principal	Cost	Fair Value	Maturity Date
	ThinAir Labs, Inc.		Senior Secured	18.0%		1,128,607	1,105,396	—	*
Security Total		1.6%				$5,115,295	$4,658,950	$3,553,554

Semiconductors and Equipment
	ETA Compute, Inc.		Senior Secured	10.3%		$89,662	$88,268	$88,268	10/1/2019
	ETA Compute, Inc.		Senior Secured	10.5%		172,132	170,545	170,545	8/1/2020
	ETA Compute, Inc.		Senior Secured	12.0%		1,484,845	1,404,604	1,404,604	11/1/2021
	ETA Compute, Inc. Subtotal					1,746,639	1,663,417	1,663,417
	Innophase, Inc.		Senior Secured	11.8%		6,924,661	6,661,554	6,661,554	6/1/2021
	Innophase, Inc.		Senior Secured	11.8%		2,969,442	2,913,473	2,913,473	6/1/2021
	Innophase, Inc. Subtotal					9,894,103	9,575,027	9,575,027
Semiconductors and Equipment Total		5.2%				$11,640,742	$11,238,444	$11,238,444

Software
	Apptimize, Inc.		Senior Secured	10.5%		$55,593	$55,467	$55,467	3/1/2019
	Aptible, Inc.		Senior Secured	11.8%		201,258	196,606	196,606	2/1/2021
	ArborMetrix, Inc.		Senior Secured	11.5%		990,207	990,207	990,207	6/1/2022
	ArborMetrix, Inc.		Senior Secured	11.5%		3,463,958	3,270,319	3,270,319	6/1/2022
	ArborMetrix, Inc. Subtotal					4,454,165	4,260,526	4,260,526
	Blockdaemon, Inc.		Senior Secured	11.3%		247,555	219,310	219,310	8/1/2021
	Bloomboard, Inc.		Senior Secured	18.0%		2,017,197	2,001,360	751,755	*
	BlueCart, Inc.		Senior Secured	12.5%		215,283	211,017	211,017	1/1/2020
	BlueCart, Inc.		Senior Secured	12.8%		107,832	106,891	106,891	1/1/2020
	BlueCart, Inc. Subtotal					323,115	317,908	317,908
	Bricksolve, Inc.		Senior Secured	11.0%		990,129	957,296	957,296	1/7/2019
	Cloudleaf, Inc.		Senior Secured	12.0%		989,055	939,488	939,488	9/1/2021
	DealPath, Inc.		Senior Secured	11.0%		1,415,432	1,378,302	1,378,302	5/1/2021
	DemystData Limited		Senior Secured	11.8%		596,110	569,404	569,404	5/1/2020
	DemystData Limited		Senior Secured	11.8%		329,961	325,960	325,960	7/1/2020
	DemystData Limited Subtotal					926,071	895,364	895,364
	Drift Marketplace, Inc.		Senior Secured	11.0%		99,217	96,154	96,154	3/1/2020
	Drift Marketplace, Inc.		Senior Secured	11.0%		132,298	131,274	131,274	3/1/2020
	Drift Marketplace, Inc.		Senior Secured	11.0%		99,469	98,666	98,666	3/1/2020
	Drift Marketplace, Inc. Subtotal					330,984	326,094	326,094
	Dynamics, Inc.		Senior Secured	12.5%		7,420,031	6,251,460	6,251,460	8/1/2021
	Estify, Inc.		Senior Secured	11.5%		842,819	825,560	825,560	11/1/2020
	Fortress IQ, Inc.		Senior Secured	11.3%		725,192	691,617	691,617	11/1/2021
	Gearbox Software, LLC		Senior Secured	11.0%		2,162,999	2,044,974	2,044,974	9/1/2020
	Gearbox Software, LLC		Senior Secured	11.0%		1,566,288	1,555,055	1,555,055	11/1/2020
	Gearbox Software, LLC		Senior Secured	11.0%		2,257,770	2,241,559	2,241,559	3/1/2021
	Gearbox Software, LLC Subtotal					5,987,057	5,841,588	5,841,588
	GoFormz, Inc.		Senior Secured	12.0%		979,727	944,903	944,903	11/1/2020
	HealthPrize Technologies, LLC		Senior Secured	12.0%		107,920	105,559	105,559	12/1/2019
	Highfive Technologies, Inc.		Senior Secured	11.5%		3,956,592	3,823,051	3,823,051	10/1/2021
	IntelinAir, Inc.		Senior Secured	11.5%		27,659	26,308	26,308	6/1/2019
	IntelinAir, Inc.		Senior Secured	11.5%		27,660	27,660	27,660	6/1/2019
	IntelinAir, Inc. Subtotal					55,319	53,968	53,968
	Interana, Inc.		Senior Secured	11.3%		2,970,465	2,865,164	2,865,164	6/1/2021
	Interset Software, Inc.** ^		Senior Secured	9.0%	4.5%	448,295	443,235	443,235	10/1/2019
	Interset Software, Inc.** ^		Senior Secured	9.0%	4.5%	551,146	538,064	538,064	10/1/2020
	Interset Software, Inc.** ^		Senior Secured	9.0%	4.5%	1,980,668	1,902,100	1,902,100	4/1/2022
	Interset Software, Inc.** ^ Subtotal					2,980,109	2,883,399	2,883,399

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate	End of Term Payment	Principal	Cost	Fair Value	Maturity Date
	Invoice2Go, Inc.		Senior Secured	11.8%		628,200	597,161	597,161	6/1/2020
	Invoice2Go, Inc.		Senior Secured	11.8%		1,503,796	1,459,544	1,459,544	4/1/2021
	Invoice2Go, Inc.		Senior Secured	11.8%		1,504,063	1,504,063	1,504,063	4/1/2021
	Invoice2Go, Inc.		Senior Secured	11.8%		1,289,405	1,289,405	1,289,405	4/1/2021
	Invoice2Go, Inc.		Senior Secured	12.0%		989,788	829,825	829,825	3/1/2022
	Invoice2Go, Inc. Subtotal					5,915,252	5,679,998	5,679,998
	Ipolipo, Inc.		Senior Secured	12.0%		2,453,333	2,323,285	2,323,285	12/1/2021
	JethroData, Inc.** ^		Senior Secured	11.0%		879,868	856,877	410,091	*
	Libre Wireless Technologies, Inc.		Senior Secured	12.0%		232,701	225,633	225,633	1/23/2019
	Loft, Inc.		Senior Secured	11.8%		742,055	703,737	703,737	9/1/2021
	Metarail, Inc.		Senior Secured	12.0%		709,600	662,513	662,513	10/1/2021
	Metricly, Inc.		Senior Secured	12.3%		494,715	450,708	450,708	11/1/2021
	Mines.io, Inc.** ^		Senior Secured	12.0%		330,361	316,502	316,502	7/1/2020
	Mines.io, Inc.** ^		Senior Secured	12.3%		742,179	671,683	671,683	12/1/2021
	Mines.io, Inc.** ^		Senior Secured	12.5%		494,618	494,618	494,618	3/1/2022
	Mines.io, Inc.** ^ Subtotal					1,567,158	1,482,803	1,482,803
	Mintigo, Inc.** ^		Senior Secured	10.0%		298,378	289,605	289,605	4/1/2020
	Mintigo, Inc.** ^		Senior Secured	10.0%		350,038	346,830	346,830	7/1/2020
	Mintigo, Inc.** ^		Senior Secured	10.0%		435,345	430,085	430,085	7/1/2021
	Mintigo, Inc.** ^ Subtotal					1,083,761	1,066,520	1,066,520
	Oohlala Mobile, Inc.** ^		Senior Secured	11.5%		247,581	247,581	247,581	9/1/2021
	Oohlala Mobile, Inc.** ^		Senior Secured	11.5%		469,136	469,136	469,136	9/1/2021
	Oohlala Mobile, Inc.** ^ Subtotal					716,717	716,717	716,717
	OrderGroove, Inc.		Senior Secured	12.0%		2,474,167	2,311,992	2,311,992	6/1/2023
	PlushCare, Inc.		Senior Secured	11.8%		990,205	917,120	917,120	5/1/2022
	PowerInbox, Inc.** ^		Senior Secured	11.0%		234,838	230,952	230,952	6/1/2020
	PrivCo Holdings, Inc.		Senior Secured	12.0%		437,037	413,042	413,042	2/1/2021
	Resilio, Inc.		Senior Secured	12.8%		225,964	180,310	180,310	3/1/2021
	Resilio, Inc.		Senior Secured	12.8%		240,276	240,276	240,276	5/1/2021
	Resilio, Inc. Subtotal					466,240	420,586	420,586
	Securly, Inc.		Senior Secured	11.5%		203,439	185,408	185,408	12/1/2020
	Securly, Inc.		Senior Secured	11.5%		610,513	600,223	600,223	12/1/2020
	Securly, Inc. Subtotal					813,952	785,631	785,631
	Skillshare, Inc.		Senior Secured	12.0%		1,978,640	1,862,640	1,862,640	6/1/2021
	Stitch Labs, Inc.		Senior Secured	12.0%		1,484,916	1,346,447	1,346,447	2/1/2022
	Swrve, Inc.		Senior Secured	11.8%		1,424,472	1,381,998	1,381,998	11/1/2020
	The/Studio Technologies, Inc.		Senior Secured	11.0%		469,694	445,810	445,810	6/1/2020
	Unmetric, Inc.		Senior Secured	11.5%		186,526	179,841	179,841	2/1/2020
	VenueNext, Inc.		Senior Secured	11.0%		891,554	853,816	853,816	5/1/2020
	VenueNext, Inc.		Senior Secured	11.3%		1,484,792	1,474,224	1,474,224	7/1/2021
	VenueNext, Inc.		Senior Secured	11.3%		1,485,153	1,456,180	1,456,180	10/1/2021
	VenueNext, Inc. Subtotal					3,861,499	3,784,220	3,784,220
	Venuetize, LLC		Senior Secured	12.3%		247,416	214,060	214,060	4/1/2022
	Vuemix, Inc.		Senior Secured	11.3%		195,818	188,931	188,931	11/1/2020
	Workspot, Inc.		Senior Secured	12.0%		56,659	56,124	56,124	2/1/2019
	Workspot, Inc.		Senior Secured	12.0%		471,601	443,949	443,949	6/1/2020
	Workspot, Inc.		Senior Secured	12.0%		610,905	599,099	599,099	12/1/2020
	Workspot, Inc.		Senior Secured	12.0%		742,276	674,121	674,121	9/1/2021
	Workspot, Inc. Subtotal					1,881,441	1,773,293	1,773,293
	Xeeva, Inc.		Senior Secured	12.0%		1,599,279	1,584,229	1,584,229	7/1/2020
	Zoomdata, Inc.		Senior Secured	11.0%		3,959,817	3,815,227	3,815,227	10/1/2021
	Zoomdata, Inc.		Senior Secured	11.5%		736,105	699,299	699,299	3/1/2022
	Zoomdata, Inc. Subtotal					4,695,922	4,514,526	4,514,526
Software Total		32.6%				$76,213,007	$72,358,099	$70,661,708

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate	End of Term Payment	Principal	Cost	Fair Value	Maturity Date
Technology Services
	AirHelp, Inc.		Senior Secured	10.0%		$739,708	$719,727	$719,727	5/1/2020
	AirHelp, Inc.		Senior Secured	10.0%		410,079	405,975	405,975	7/1/2020
	AirHelp, Inc.		Senior Secured	10.0%		469,819	464,081	464,081	10/1/2020
	AirHelp, Inc. Subtotal					1,619,606	1,589,783	1,589,783
	Akademos, Inc.		Junior Secured	13.5%	1.5%	704,351	638,122	638,122	8/1/2020
	Blazent, Inc.		Senior Secured	12.0%		2,213,823	2,053,644	1,787,994	*
	Blue Technologies Limited** ^		Senior Secured	11.0%		674,934	660,668	660,668	4/1/2020
	Callisto Media, Inc.		Senior Secured	10.0%		2,478,096	2,448,577	2,448,577	6/1/2020
	Callisto Media, Inc.		Senior Secured	10.0%		991,300	983,910	983,910	9/1/2020
	Callisto Media, Inc.		Senior Secured	10.0%		991,359	982,309	982,309	12/1/2020
	Callisto Media, Inc.		Senior Secured	10.0%		991,416	980,731	980,731	3/1/2021
	Callisto Media, Inc.		Senior Secured	10.0%		2,973,925	2,755,865	2,755,865	12/1/2021
	Callisto Media, Inc.		Senior Secured	10.0%		2,974,561	2,916,595	2,916,595	3/1/2022
	Callisto Media, Inc.		Senior Secured	10.0%		2,974,168	2,912,738	2,912,738	6/1/2022
	Callisto Media, Inc. Subtotal					14,374,825	13,980,725	13,980,725
	CloudIQ Ltd.** ^		Senior Secured	12.0%		814,413	739,496	739,496	12/1/2020
	CloudIQ Ltd.** ^		Senior Secured	12.0%		844,365	844,365	844,365	1/1/2021
	CloudIQ Ltd.** ^		Senior Secured	12.0%		932,264	932,264	932,264	4/1/2021
	CloudIQ Ltd.** ^ Subtotal					2,591,042	2,516,125	2,516,125
	Dolly, Inc.		Senior Secured	12.0%		659,639	641,672	345,572	12/1/2020
	Freckle Education, Inc.		Senior Secured	10.0%		743,374	700,005	700,005	1/1/2022
	Freckle Education, Inc.		Senior Secured	10.0%		495,654	487,274	487,274	1/1/2022
	Freckle Education, Inc. Subtotal					1,239,028	1,187,279	1,187,279
	FSA Store, Inc.		Senior Secured	10.0%		1,733,072	1,662,701	1,662,701	12/1/2020
	Keyo AI Inc.		Senior Secured	10.0%		495,800	455,925	455,925	2/1/2022
	PayJoy, Inc.**		Senior Secured	12.0%		37,420	37,045	37,045	4/1/2019
	PayJoy, Inc.**		Senior Secured	12.0%		73,378	73,026	73,026	8/1/2019
	PayJoy, Inc.**		Senior Secured	10.0%		991,020	941,035	941,035	8/1/2021
	PayJoy, Inc.** Subtotal					1,101,818	1,051,106	1,051,106
	Relimetrics, Inc.		Senior Secured	11.3%		371,450	347,197	347,197	1/1/2022
	Riffyn, Inc.		Senior Secured	11.5%		903,197	864,874	864,874	3/1/2021
	Riffyn, Inc.		Senior Secured	11.5%		494,969	485,756	485,756	6/1/2021
	Riffyn, Inc. Subtotal					1,398,166	1,350,630	1,350,630
	Sixup PBC, Inc.**		Senior Secured	12.0%		138,941	137,308	137,308	6/1/2019
	SocialChorus, Inc.		Senior Secured	12.0%		1,483,366	1,423,001	1,423,001	1/1/2021
	SocialChorus, Inc.		Senior Secured	12.0%		988,950	974,019	974,019	1/1/2021
	SocialChorus, Inc. Subtotal					2,472,316	2,397,020	2,397,020
	TrueFacet, Inc.		Senior Secured	10.5%		475,650	465,480	281,611	8/1/2020
	TrueFacet, Inc.		Senior Secured	11.0%		207,942	205,781	124,495	3/1/2021
	TrueFacet, Inc.		Senior Secured	11.3%		228,041	225,453	136,397	6/1/2021
	TrueFacet, Inc. Subtotal					911,633	896,714	542,503
	Zeel Networks, Inc.		Senior Secured	11.0%		635,468	620,548	620,548	8/1/2020
	Zeel Networks, Inc.		Senior Secured	11.0%		317,744	315,135	315,135	8/1/2020
	Zeel Networks, Inc.		Senior Secured	11.0%		317,776	314,761	314,761	8/1/2020
	Zeel Networks, Inc.		Senior Secured	11.0%		1,238,318	1,139,829	1,139,829	3/1/2022
	Zeel Networks, Inc. Subtotal					2,509,306	2,390,273	2,390,273
Technology Services Total		15.3%				$35,209,750	$33,956,892	$33,040,931

Wireless
	Juvo Mobile, Inc.**		Senior Secured	11.0%		$163,085	$159,967	$159,967	9/1/2019
	Juvo Mobile, Inc.**		Senior Secured	11.0%		231,371	229,785	229,785	1/1/2020
	Juvo Mobile, Inc.**		Senior Secured	11.0%		248,068	246,012	246,012	2/1/2020
	Juvo Mobile, Inc.** Subtotal					642,524	635,764	635,764

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate	End of Term Payment	Principal	Cost	Fair Value	Maturity Date
	Nextivity, Inc.		Senior Secured	12.0%		4,664,416	4,664,024	4,664,024	6/1/2021
	Nextivity, Inc.		Senior Secured	12.0%		1,272,655	1,272,655	1,272,655	6/1/2021
	Nextivity, Inc. Subtotal					5,937,071	5,936,679	5,936,679
	Parallel Wireless, Inc.		Senior Secured	11.8%		1,973,157	1,937,081	1,937,081	4/1/2020
	Parallel Wireless, Inc.		Senior Secured	11.8%		1,130,176	1,118,659	1,118,659	10/1/2020
	Parallel Wireless, Inc. Subtotal					3,103,333	3,055,740	3,055,740
Wireless Total		4.4%				$9,682,928	$9,628,183	$9,628,183
Grand Total		184.2%				$423,345,490	$405,309,448	$398,980,531

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
Venture Lending & Leasing VIII, Inc. (the “Fund”) was incorporated in Maryland on May 6, 2015 as a non-diversified, closed-end management investment company electing status as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (“1940 Act”) and is managed by Westech Investment Advisors, LLC (the “Manager” or “Management”). The Fund will be dissolved on December 31, 2025 unless the Board of Directors (the “Board”) opts to elect early dissolution. One hundred percent of the stock of the Fund is held by Venture Lending & Leasing VIII, LLC (the “Company”). Prior to commencing its operations on August 12, 2015, the Fund had no operations other than the sale to the Company of 100,000 shares of common stock, $0.001 par value for $25,000 in July 2015. This issuance of stock was a requirement to apply for a finance lender’s license from the California Commissioner of Corporations, which was obtained on August 20, 2015.

The Fund’s investment objective is to achieve superior risk-adjusted investment returns and it seeks to achieve that objective by providing debt financing to portfolio companies, most of which are private. The Fund generally receives warrants to acquire equity securities in connection with its portfolio investments and generally distributes these warrants to its shareholder upon receipt, or soon thereafter. The Fund also has guidelines for the percentages of total assets that are invested in different types of assets.

The portfolio investments of the Fund primarily consist of debt financing to early and expansion stage venture capital-backed technology companies.

In the Manager’s opinion, the accompanying condensed interim financial statements (hereafter referred to as “financial statements”) include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the three months ended March 31, 2019 are not necessarily indicative of what the results would be for a full year. These financial statements should be read in conjunction with the financial statements and the notes included in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2018.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Accounting
The preparation of financial statements in conformity with U.S. GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain prior year amounts have been reclassified to conform to the current year presentation. As an investment company, the Fund follows accounting and reporting guidance as set forth in Topic 946 (“Financial Services – Investment Companies”) of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification, as amended (“ASC”).
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand and money market mutual funds with maturities of 90 days or less. Money market mutual funds held as cash equivalents are valued at their most recently traded net asset value. Within cash and cash equivalents, as of March 31, 2019, the Fund held 884,342 units in the Blackrock Treasury Trust Institutional Fund valued at $1 per unit at a yield of 2.50%, which represented 0.40% of the net assets of the Fund.

Interest Income
Interest income on loans is recognized on an accrual basis using the effective interest method including amounts resulting from the amortization of equity securities included as additional compensation as part of the loan agreements. Additionally, fees received as part of the transaction are added to the loan discount and amortized over the life of the loan.

Investment Valuation Procedures

The Fund accounts for loans at fair value in accordance with the valuation methods below. All valuations are determined under the direction of the Manager, in accordance with the valuation methods.

The Fund’s loans are valued coincident with the issuance of its quarterly financial statements, the issuance or repurchase of the Fund’s shares at a price equivalent to the current net asset value per share, and at such other times as required by law. On a quarterly basis, Management submits to the Board a valuation report and valuation notes, which detail the rationale for the valuation of each investment.

As of March 31, 2019 and December 31, 2018, the financial statements include nonmarketable investments of $394.8 million and $399.0 million, respectively, (or 98.1% and 93.9% of the total assets, respectively), with the fair values determined by the Manager in the absence of readily determinable market values. Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Below is the information used by the Manager in making these estimates.

Loans

The Fund defines fair value as the price that would be received to sell an asset or paid to lower a liability in an orderly transaction between market participants at the measurement date. Because there is no readily available market price and no secondary market for substantially all of the debt investments made by the Fund into borrowing portfolio companies, Management determines fair value based on hypothetical markets, and on several factors related to each borrower, including, but not limited to, the borrower’s payment history, available cash and “burn rate,” revenues, net income or loss, the likelihood that the borrower will be able to secure additional financing in the future, and an evaluation of the general interest rate environment. The amount of any valuation adjustment considers the estimated amount and timing of cash payments of principal and interest from the borrower and/or liquidation analysis and is determined based upon a credit analysis of the borrower and an analysis of the expected recovery from the borrower, including consideration of factors such as the nature and quality of the Fund’s security interests in collateral, the estimated value of the Fund’s collateral, the size of the loan, and the estimated time that will elapse before the Fund achieves a recovery. Management has evaluated these factors and has concluded that, the effect of deterioration in the quality of the underlying collateral, increase in size of the loan, increase in the estimated time to recovery and increase in the hypothetical market coupon rate would have the effect of lowering the value of the current portfolio of loans.

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
As of March 31, 2019, loans with a cost basis of $17.0 million and a fair value of $12.0 million were classified as non-accrual. As of December 31, 2018, loans with a cost basis of $8.5 million and a fair value of $4.5 million were classified as non-accrual.

Warrants and Equity Securities

Warrants and equity securities received in connection with loan transactions are measured at a fair value at the time of acquisition. Warrants are valued based on a modified Black-Scholes option pricing model which considers, among several factors, the underlying stock value, expected term, volatility, and risk-free interest rate. It is anticipated that such securities will be distributed by the Fund to the Company simultaneously with, or shortly following, their acquisition.
The underlying asset value is estimated based on information available, including information regarding recent rounds of funding of the portfolio company, or the publicly-quoted stock price at the end of the financial reporting period for warrants for comparable publicly-quoted securities.

Volatility, or the amount of uncertainty or risk about the size of the changes in the warrant price, is based on an index of publicly traded companies grouped by industry and which are similar in nature to the underlying portfolio companies issuing the warrant (“Industry Index”). The volatility assumption for each Industry Index is based on the average volatility for individual public companies within the portfolio company’s industry for a period of time approximating the expected life of the warrants. A hypothetical increase in the volatility of the warrants used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants.

The remaining expected lives of warrants are based on historical experience of the average life of the warrants, as warrants are often exercised in the event of acquisitions, mergers, or initial public offerings, and terminated due to events such as bankruptcies, restructuring activities, or additional financings. These events cause the expected term to be less than the remaining contractual term of the warrants. For the three months ended March 31, 2019 and 2018, the Fund assumed the average duration of a warrant is 3.5 years. The effect of a hypothetical increase in the estimated initial term of the warrants used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants.

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
Other Assets and Liabilities
Other assets include costs incurred in conjunction with borrowings under the Fund’s debt facility and are stated at initial cost. These costs are amortized over the term of the facility.
As of March 31, 2019 and December 31, 2018, the fair values of Other assets and accrued liabilities are estimated at their carrying values because of the short-term nature of these assets and liabilities.

As of March 31, 2019 and December 31, 2018, based on the borrowing rates available to the Fund, the estimated fair values of the borrowings under the debt facility were $178.5 million and $203.0 million, respectively.
Commitment Fees
Unearned income and commitment fees on loans are recognized using the effective-interest method over the term of the loan. Commitment fees are carried as liabilities when received for commitments upon which no draws have been made. When the first draw is made, the fee is treated as unearned income and is recognized as described above. If a draw is never made, the forfeited commitment fee less any applicable legal costs becomes recognized as other income after the commitment expires.

Deferred Bank Fees

The deferred bank fees and costs associated with the debt facility are included in Other assets in the Condensed Statements of Assets and Liabilities and are being amortized over the estimated life of the facility, which currently matures on September 11, 2020. The amortization of these costs is recorded as Interest expense in the Condensed Statements of Operations.

Interest Rate Cap Agreements

The Fund had entered into interest rate cap agreements which were primarily valued on the basis of the future expected interest rates on the remaining notional principal balance. This methodology was comparable to what a prospective acquirer would use in determining the amount they would pay on the measurement date. Valuation pricing models utilized to fair value the caps consider inputs such as forward rates, anticipated interest rate volatility relating to the reference rate, as well as time value and other factors underlying cap instruments. The interest rate cap contracts were recorded in the Condensed Statements of Assets and Liabilities at the estimated fair value. Subsequent changes in fair value were recorded in Net change in unrealized gain (loss) from derivative instruments in the Condensed Statements of Operations and the quarterly interest received on the interest rate cap contracts, if any, was recorded in Net realized gain (loss) from derivative instruments in the Condensed Statements of Operations. The interest rate cap agreements were canceled in April 2018 and the value was rolled over into an interest rate swap agreement effective March 30, 2018. Since inception through their cancellation, no interest was received on interest rate cap contracts.
Interest Rate Swap Agreement

The Fund has entered into a cancellable interest rate swap agreement to hedge its interest rate on its expected borrowings under its debt facility (see Note 9). Cancellable interest rate swaps are primarily valued on the basis of quotes obtained from banks, brokers and dealers and adjusted for counterparty risk and the optionality to terminate the swap early. The valuation of the swap agreement also considers the future expected interest rates on the notional principal balance remaining which is comparable to what a prospective acquirer would pay on the measurement date. Valuation pricing models consider inputs such as forward rates, anticipated interest rate volatility relating to the reference rate, as well as time value and other factors underlying swap instruments. The contract is recorded at fair value in either Derivative asset - interest rate swap or Derivative liability - interest rate swap in the Condensed Statements of Assets and Liabilities, depending on whether the value of the contract is in favor of the Fund or the counterparty. The changes in fair value are recorded in Net change in unrealized gain (loss) from derivative instruments in the Condensed Statements of Operations and the quarterly interest received or paid on the interest rate swap contract, if any, is recorded in Net realized gain (loss) from derivative instruments in the Condensed Statements of Operations. The interest rate swap agreement terminates on September 11, 2020 with an option to terminate the swap early on March 31, 2020.

3. FAIR VALUE DISCLOSURES
The Fund provides asset-based financing primarily to start-up and emerging growth venture-backed companies pursuant to commitments whereby the Fund agrees to finance assets and provide working or growth capital up to a specified amount for the term of the commitment, upon the terms and subject to the conditions specified by such commitment. Even though these loans are generally secured by the assets of the borrowers, the Fund in most cases is subject to the credit risk of such companies. As of March 31, 2019, the Fund’s investments in loans were primarily to companies based within the United States and were diversified among borrowers in the industry segments shown in the Condensed Schedules of Investments. All loans are senior to unsecured creditors and other secured creditors, unless as indicated in the Condensed Schedules of Investments.

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

Loan balances in the Condensed Schedules of Investments are listed by borrower. Typically, a borrower’s balance will be composed of several loans drawn under a commitment made by the Fund with the interest rate on each loan fixed at the time each loan is funded. Each loan drawn under a commitment has a different maturity date and amount.

For the three months ended March 31, 2019 and 2018, the weighted-average interest rate on performing loans was 15.84% and 14.77%, respectively, which was inclusive of both cash and non-cash interest income. For the three months ended March 31, 2019 and 2018, the weighted-average interest rate on the cash portion of the interest income was 12.66% and 11.99%, respectively.

For the three months ended March 31, 2019 and 2018, the weighted-average interest rate on all loans was 15.60% and 14.71%, respectively, which was inclusive of both cash and non-cash interest income. For the three months ended March 31, 2019 and 2018, the weighted-average interest on the cash portion of the interest income was 12.47% and 11.94%, respectively.

Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants and new loans funded during the period.

The risk profile of a loan changes when events occur that impact the credit analysis of the borrower and loan as discussed in the Fund’s loan accounting policy. Such changes result in the fair value adjustments made to the individual loans, which in accordance with U.S. GAAP, would be based on the price that would be received to sell an asset or paid to settle a liability in an orderly transaction between market participants at the measurement date. Where the risk profile is consistent with the original underwriting, which is primarily the case for this loan portfolio, the cost basis of the loan often approximates fair value.

All loans as of March 31, 2019 and December 31, 2018 were pledged as collateral for the debt facility, and the Fund’s borrowings are generally collateralized by all assets of the Fund. As of March 31, 2019 and December 31, 2018, the Fund had unexpired unfunded commitments to borrowers of $53.9 million and $64.9 million, respectively.

Valuation Hierarchy
Under the FASB ASC Topic 820 (“Fair Value Measurement”), the Fund categorizes its fair value measurements according to a three-level hierarchy. The hierarchy prioritizes the inputs used by the Fund’s valuation techniques. A level is assigned to each fair value measurement based on the lowest level input that is significant to the fair value measurement in its entirety.

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

Transfers of investments between levels of the fair value hierarchy are recorded on the actual date of the event or change in circumstances that caused the transfer. There were no transfers in and out of Level 1, 2, and 3 during the three months ended March 31, 2019 and 2018.

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

The following tables provide quantitative information about the Fund’s Level 3 fair value measurements of the Fund’s investments by industry as of March 31, 2019 and December 31, 2018. In addition to the techniques and inputs noted in the tables below, the Fund may also use other valuation techniques and methodologies when determining its fair value measurements.

Investment Type - Level 3
Debt Investments	Fair Values at March 31, 2019	Valuation Techniques / Methodologies	Unobservable Inputs	Weighted Averages / Amounts or Ranges

Biotechnology	$1,516,364	Hypothetical market analysis	Hypothetical market coupon rate	15%
		Income approach	Expected amount and timing of cash flow payments	$0

Computers and Storage	2,310,336	Hypothetical market analysis	Hypothetical market coupon rate	22%

Enterprise Networking	3,291,125	Hypothetical market analysis	Hypothetical market coupon rate	15%

Internet	70,810,960	Hypothetical market analysis	Hypothetical market coupon rate	17%
		Income approach	Expected amount and timing of cash flow payments	$0 - $9,174,356
			Discount rate	0% - 3%

Investment Type - Level 3
Debt Investments	Fair Values at March 31, 2019	Valuation Techniques / Methodologies	Unobservable Inputs	Weighted Averages / Amounts or Ranges
Medical Devices	26,166,854	Hypothetical market analysis	Hypothetical market coupon rate	18%
		Income approach	Expected amount and timing of cash flow payments	$11,229,225
			Discount rate	3%

Other Healthcare	45,610,532	Hypothetical market analysis	Hypothetical market coupon rate	14%
		Income approach	Expected amount and timing of cash flow payments	$128,000 - $1,418,522
			Discount rate	0% - 3%

Other Technology	122,120,349	Hypothetical market analysis	Hypothetical market coupon rate	15%
		Income approach	Expected amount and timing of cash flow payments	$0 - $5,406,644
			Discount rate	3% - 4%

Security	3,508,589	Hypothetical market analysis	Hypothetical market coupon rate	20%
		Income approach	Expected amount and timing of cash flow payments	$0

Semiconductors and Equipment	10,389,043	Hypothetical market analysis	Hypothetical market coupon rate	15%

Software	67,314,970	Hypothetical market analysis	Hypothetical market coupon rate	16%
		Income approach	Expected amount and timing of cash flow payments	$586,718 - $3,203,760
			Discount rate	3% - 4%

Technology Services	33,227,639	Hypothetical market analysis	Hypothetical market coupon rate	13%
		Income approach	Expected amount and timing of cash flow payments	$738,517 - $2,070,874
			Discount rate	3%

Investment Type - Level 3
Debt Investments	Fair Values at March 31, 2019	Valuation Techniques / Methodologies	Unobservable Inputs	Weighted Averages / Amounts or Ranges

Wireless	8,487,215	Hypothetical market analysis	Hypothetical market coupon rate	13%

Total debt investments	$394,753,976

Investment Type - Level 3
Debt Investments	Fair Values at December 31, 2018	Valuation Techniques / Methodologies	Unobservable Inputs	Weighted Averages / Amounts or Ranges

Biotechnology	$1,555,663	Hypothetical market analysis	Hypothetical market coupon rate	15%
		Income approach	Expected amount and timing of cash flow payments	$0

Computers and Storage	2,848,813	Hypothetical market analysis	Hypothetical market coupon rate	21%

Enterprise Networking	3,266,067	Hypothetical market analysis	Hypothetical market coupon rate	15%

Internet	78,722,609	Hypothetical market analysis	Hypothetical market coupon rate	15%
		Income approach	Expected amount and timing of cash flow payments	$9,329,138
			Discount rate	4%

Medical Devices	24,688,884	Hypothetical market analysis	Hypothetical market coupon rate	16%
		Income approach	Expected amount and timing of cash flow payments	$11,800,605
			Discount rate	4%

Other Healthcare	46,191,570	Hypothetical market analysis	Hypothetical market coupon rate	14%
		Income approach	Expected amount and timing of cash flow payments	$190,000 - $1,648,552
			Discount rate	4%

Investment Type - Level 3
Debt Investments	Fair Values at December 31, 2018	Valuation Techniques / Methodologies	Unobservable Inputs	Weighted Averages / Amounts or Ranges
Other Technology	113,584,105	Hypothetical market analysis	Hypothetical market coupon rate	15%
		Income approach	Expected amount and timing of cash flow payments	$0 - $2,787,929
			Discount rate	0% - 4%

Security	3,553,554	Hypothetical market analysis	Hypothetical market coupon rate	20%
		Income approach	Expected amount and timing of cash flow payments	$0

Semiconductors and Equipment	11,238,444	Hypothetical market analysis	Hypothetical market coupon rate	15%

Software	70,661,708	Hypothetical market analysis	Hypothetical market coupon rate	16%
		Income approach	Expected amount and timing of cash flow payments	$0 - $3,253,760
			Discount rate	0% - 4%

Technology Services	33,040,931	Hypothetical market analysis	Hypothetical market coupon rate	13%
		Income approach	Expected amount and timing of cash flow payments	$751,771 - $2,459,113
			Discount rate	4%

Wireless	9,628,183	Hypothetical market analysis	Hypothetical market coupon rate	13%
Total debt investments	$398,980,531

The following tables present the balances of assets and liabilities as of March 31, 2019 and December 31, 2018 measured at fair value on a recurring basis:

As of March 31, 2019
ASSETS:	Level 1	Level 2	Level 3	Total
Loans†	$—	$—	$394,753,976	$394,753,976
Derivative asset - interest rate swap	—	292,954	—	292,954
Cash equivalents	884,342	—	—	884,342
Total assets	$884,342	$292,954	$394,753,976	$395,931,272

LIABILITIES:	Level 1	Level 2	Level 3	Total
Borrowings under debt facility	$—	$178,500,000	$—	$178,500,000
Total liabilities	$—	$178,500,000	$—	$178,500,000

As of December 31, 2018
ASSETS:	Level 1	Level 2	Level 3	Total
Loans†	$—	$—	$398,980,531	$398,980,531
Derivative asset - interest rate swap	—	616,148	—	616,148
Cash equivalents	19,388,362	—	—	19,388,362
Total assets	$19,388,362	$616,148	$398,980,531	$418,985,041

LIABILITIES:	Level 1	Level 2	Level 3	Total
Borrowings under debt facility	$—	$203,000,000	$—	$203,000,000
Total liabilities	$—	$203,000,000	$—	$203,000,000
† For a detailed listing of borrowers comprising this amount, please refer to the Schedules of Investments.

The following tables provide a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Three Months Ended March 31, 2019
	Loans	Warrants
Beginning balance	$398,980,531	$—
Acquisitions and originations	32,187,500	2,488,725
Principal reductions and amortization of discounts	(36,033,697)	—
Distributions to shareholder	—	(2,488,725)
Net change in unrealized loss from loans	(384,483)	—
Net realized gain (loss) from loans	4,125	—
Ending balance	$394,753,976	$—
Net change in unrealized loss from loans relating to loans still held at March 31, 2019	$(384,483)

	For the Three Months Ended March 31, 2018
	Loans	Warrants
Beginning balance	$310,710,678	$—
Acquisitions and originations	115,295,806	6,665,550
Principal reductions and amortization of discounts	(21,810,217)	—
Distributions to shareholder	—	(6,665,550)
Net change in unrealized loss from loans	(1,522,123)	—
Net realized gain (loss) from loans	(287,627)	—
Ending balance	$402,386,517	$—
Net change in unrealized loss from loans relating to loans still held at March 31, 2018	$(1,819,416)

4.	EARNINGS PER SHARE
Basic earnings per share are computed by dividing net increase (decrease) in net assets resulting from operations by the weighted average common shares outstanding. Diluted earnings (loss) per share are computed by dividing net increase (decrease) in net assets resulting from operations by the weighted average common shares outstanding, including the dilutive effects of potential common shares (e.g. stock options). The Fund has no instruments that would be potential common shares; thus, reported basic and diluted earnings (loss) per share are the same.

5.	CAPITAL STOCK
As of both March 31, 2019 and December 31, 2018, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding. Total committed capital of the Company, as of both March 31, 2019 and December 31, 2018, was $423.6 million. Total contributed capital to the Company through March 31, 2019 and December 31, 2018 was both $347.4 million, of which $297.6 million was contributed to the Fund as of both periods.

The chart below shows the distributions of the Fund for the three months ended March 31, 2019 and 2018.

	For the Three Months Ended March 31, 2019	For the Three Months Ended March 31, 2018
Cash distributions	$3,000,000	$—
Distributions of equity securities	2,488,724	6,665,550
Total distributions to shareholder	$5,488,724	$6,665,550

Final classification of the distributions as either a return of capital or a distribution of income is an annual determination made at the end of each year dependent upon the Fund’s current year and cumulative earnings and profits.
6.  DEBT FACILITY
On April 5, 2016, the Fund established a secured, syndicated revolving loan facility in an initial amount up to $150.0 million, (the “Loan Agreement”) led by Wells Fargo, N.A. and MUFG Union Bank, N.A. On September 11, 2017, the Loan Agreement was amended (the “Amended Loan Agreement”) and the borrowing availability thereunder increased the size of the facility to $280.0 million. An additional $75.0 million is potentially available to the Fund, subject to further negotiation and credit approval, through an accordion provision contained in the Amended Loan Agreement. All of the assets of the Fund collateralize borrowings by the Fund. Loans under the facility may be, at the option of the Fund, a Reference Rate Loan, a LIBOR Loan or a LIBOR Market Index Rate Loan. A Reference Rate Loan is defined as a loan bearing interest at the highest of: (a) the Federal Funds Rate for such day plus one half of one percent (0.50%), (b) the prime rate and (c)

LIBOR loan period of one month plus one percent (1%) (“Reference Rate”). A LIBOR Loan is defined as a loan bearing interest at the prevailing LIBOR rate for a period equal to the applicable LIBOR Loan period which appears on the Reuters Screen LIBOR01 Page (or any applicable successor page) at approximately 11:00 a.m. (London time) two (2) business days prior to the first day of the applicable LIBOR Loan period (rounded upward, if necessary, to the nearest 1/100th of 1%) divided by one minus the percentage (expressed as a decimal and rounded upwards, if necessary, to the next higher 1/100th of 1%) which is in effect for such day as prescribed by the Board of Governors of the Federal Reserve System (or any successor) for determining the maximum reserve requirement (including, without limitation, any basic, supplemental or emergency reserves) in respect of eurocurrency liabilities or any similar category of liabilities for a member bank of the Federal Reserve System in New York City (“LIBOR Reserve Percentage”) (“LIBOR”). A LIBOR Market Index Rate Loan is defined as a loan bearing interest, for any day, at a variable rate of interest equal to the one-month LIBOR (“LIBOR Market Index Rate”) based on a minimum deposit of at least $5.0 million for a period equal to one month which appears on the Reuters Screen LIBOR01 Page (or any applicable successor page) at approximately 11:00 a.m. (London time) on such date of determination, or if not a business day, then the immediate preceding business day (rounded upward, if necessary to the nearest 1/100th of 1%). As of March 31, 2019, the Fund’s outstanding borrowings were entirely based on the LIBOR rate. The facility terminates on September 11, 2020, but can be accelerated in the event of default, such as failure by the Fund to make timely interest or principal payments.

Borrowings under the facility are collateralized by receivables from loans to portfolio companies advanced by the Fund with assignment of such receivables to the financial institution, plus all of the other assets of the Fund. The Fund pays interest on its borrowings and a fee on the unused portion of the facility. Under the Amended Loan Agreement, interest is charged to the Fund based on its borrowings at, pursuant to the election of the Fund, an annual rate equal to either (i) the Reference Rate plus 1.75%, (ii) LIBOR plus 2.75% or (iii) the LIBOR Market Index Rate plus 2.75%. When the Fund is using 50% or more of the maximum amount available under the Amended Loan Agreement, the applicable commitment fee is 0.25% of the unused portion of the loan facility; otherwise, the applicable commitment fee is 0.50% of the unused portion. The Fund pays the unused credit line fee quarterly. As of March 31, 2019 and December 31, 2018, $178.5 million and $203.0 million were outstanding under the facility, respectively.

As of March 31, 2019, the LIBOR rate is as follows:

1-Month LIBOR	2.4945%
3-Month LIBOR	2.5998%

Bank fees and other costs of $2.2 million incurred in connection with the acquisition of the facility have been capitalized and are amortized to interest expense on a straight-line basis over the expected life of the facility. As of March 31, 2019, the unamortized fees and costs of $0.8 million are being amortized over the expected life of the facility, which is expected to terminate on September 11, 2020.

The facility is revolving and as such does not have a specified repayment schedule, although advances are secured by the assets of the Fund and thus repayments will be required as assets decline. The facility contains various covenants including financial covenants related to: (i) minimum debt service coverage ratio, (ii) interest coverage ratio, (iii) maximum loan loss reserves and (iv) unfunded commitment ratio. There are also various restrictive covenants, including limitations on: (i) the incurrence of liens, (ii) consolidations, mergers and asset sales and (iii) capital expenditures.

The following is the summary of the outstanding facility draws as of March 31, 2019:

Roll-Over/Draw Date	Amount	Maturity Date*	All-In Interest Rate**
March 29, 2019	$173,500,000	April 30, 2019	5.25%
March 15, 2019	5,000,000	Not applicable	Variable based on 1-Month LIBOR rate
Total Outstanding	$178,500,000
* On April 30, 2019, Management elected to roll over $173.5 million to an 1-Month LIBOR Loan maturing on May 29, 2019 with an all-in interest rate of 5.24%.
**Inclusive of 2.75% applicable LIBOR margin plus LIBOR rate.
7. MANAGEMENT FEE
As compensation for its services to the Fund, for the two-year period that commenced with the first capital closing, which took place on August 8, 2015, the Manager received a management fee (“Management Fee”) computed and paid at the end of each quarter at an annual rate of 2.5% of the Company’s committed equity capital (regardless of when or if the capital was called) as of the last day of each fiscal quarter. Following this two-year period, starting on August 12, 2017, Management Fees are calculated and paid at the end of each quarter at an annual rate of 2.5% of the Fund’s total assets (including amounts derived from borrowed funds) as of the last day of each quarter. Management Fees of $2.5 million and $2.6 million were recognized as expenses for the three months ended March 31, 2019 and 2018, respectively.
8. INTEREST RATE CAP AGREEMENT
In September 2016, the Fund had entered into an interest rate cap agreement with MUFG Union Bank, N.A. to cap floating interest rates at 2.00%. The purpose of the interest rate cap agreement was to protect the Fund against rising interest rates, as the Fund originates loans with fixed interest rates. The Fund adjusted the notional principal amount through the addition of contracts as the outstanding balance under the debt facility increased. On April 12, 2018, Management elected to convert all of the Fund’s existing rate cap contracts with notional amounts totaling $87.0 million into a cancellable interest rate swap agreement with a notional amount of $102.0 million with an effective date of March 30, 2018. As of March 31, 2019 and December 31, 2018, the Fund had no interest rate cap contracts as all the caps were terminated as of March 30, 2018. The average notional amount of the caps was zero and $87.0 million for the three months ended March 31, 2019 and 2018, respectively.

The Fund paid initial costs for the cap agreements of $0.4 million for the cap agreement, which were amortized on a straight-line basis until the cap was terminated as of March 30, 2018.

For the three months ended March 31, 2019 and 2018, the interest rate caps had the following effect on the Fund’s Condensed Statements of Operations:

		For the Three Months Ended
Derivatives:	Location on Condensed Statements of Operations	March 31, 2019	March 31, 2018
Interest rate cap agreement	Net change in unrealized gain (loss) from derivative instruments	$—	$563,850
9. CANCELLABLE INTEREST RATE SWAP AGREEMENT
On April 12, 2018, the Fund entered into a cancellable interest rate swap transaction with MUFG Union Bank, N.A. with a preliminary notional amount of $102.0 million to convert floating liabilities to fixed rates. The purpose of the interest rate swap agreement is to protect the Fund against rising interest rates. The Fund continues to adjust the notional principal amount as the outstanding balance under the debt facility changes. As of March 31, 2019, the notional principal amount was $102.0 million. The Fund pays a fixed rate of 2.20% and receives from the counterparty a floating rate based upon an 1-Month LIBOR rate. Payments are made monthly and will terminate on September 11, 2020. The agreement includes an option for the Fund to terminate the swap early on March 31, 2020. Payments to or from the counterparty are recorded to Net realized gain (loss) from derivative instruments. As of March 31, 2019, the 1-Month LIBOR rate was 2.4945%.

Upon the conversion of the interest rate caps into the interest rate swap, the initial costs associated with the cap agreements were transferred to the swap. However, the total cost of $0.8 million was immediately recognized as a realized loss since the purchase value of the interest rate caps was used to reduce the fixed rate percentage of the interest rate swap agreement.

As of March 31, 2019 and December 31, 2018, the fair value of the Fund’s interest rate swap was as follows:

	Asset Derivatives
	March 31, 2019		December 31, 2018
Derivatives:	Location on Condensed Statements of Assets and Liabilities	Fair Value	Location on Condensed Statements of Assets and Liabilities	Fair Value
Interest rate swap agreement	Derivative asset - interest rate swap	$292,954	Derivative asset - interest rate swap	$616,148
For the three months ended March 31, 2019 and 2018, the interest rate swap had the following effect on the Fund’s Condensed Statements of Operations:

		For the Three Months Ended
Derivatives:	Location on Condensed Statements of Operations	March 31, 2019	March 31, 2018
Interest rate swap agreement	Net change in unrealized gain (loss) from derivative instruments	$(323,193)	$—
	Net realized gain from derivative instruments	$76,102	$—
10. TAX STATUS
The Fund has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code (the “Code”) and operates in a manner to qualify for the tax treatment applicable to RICs. Failing to maintain at least 70% of total assets in “qualifying assets” will result in the loss of BDC status, resulting in losing its favorable tax treatment as a RIC. As of March 31, 2019, the Fund has met the BDC and RIC requirements.

In order to qualify for favorable tax treatment as a RIC, the Fund is required to distribute annually to its shareholder at least 90% of its investment company taxable income, as defined by the Code. To avoid federal excise taxes, the Fund must distribute annually at least 98% of its ordinary income and 98.2% of net capital gains from the current year and any undistributed ordinary income and net capital gains from the preceding years. The Fund, at its discretion, may carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on this income. If the Fund chooses to do so, all other things being equal, this would increase expenses and reduce the amount available to be distributed to its shareholder. The Fund will accrue excise tax on estimated undistributed taxable income as required. Below is a table summarizing the cost (on U.S. GAAP and tax basis) and the appreciation and depreciation of the investments reported on the Condensed Schedules of Investments and Condensed Statements of Assets and Liabilities.

As of March 31, 2019:

Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)	Fair Value
Loans	$401,467,377	$—	$(6,713,401)	$(6,713,401)	$394,753,976
Total	$401,467,377	$—	$(6,713,401)	$(6,713,401)	$394,753,976

Derivative, asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)	Fair Value
Derivative asset - interest rate swap	$—	$292,954	$—	$292,954	$292,954
Total	$—	$292,954	$—	$292,954	$292,954

As of December 31, 2018:

Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)	Fair Value
Loans	$405,309,448	$—	$(6,328,917)	$(6,328,917)	$398,980,531
Total	$405,309,448	$—	$(6,328,917)	$(6,328,917)	$398,980,531

Derivative, asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)	Fair Value
Derivative asset - interest rate swap	$—	$616,148	$—	$616,148	$616,148
Total	$—	$616,148	$—	$616,148	$616,148

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

For the three months ended March 31, 2019, the Fund had $4.7 million in undistributed earnings. The Fund may pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce the shareholder’s tax basis in its shares.

The Fund’s tax years open to examination by federal tax authorities and California tax authorities are for the years 2015 and forward. As of March 31, 2019, the Fund had no uncertain tax positions and no capital loss carryforwards.
11. UNEXPIRED UNFUNDED COMMITMENTS
As of March 31, 2019 and December 31, 2018, the Fund’s unexpired unfunded commitments to borrowers totaled $53.9 million and $64.9 million, respectively. Because venture loans are privately negotiated transactions, investments in these assets are relatively illiquid. It is the Manager’s experience that not all unexpired unfunded commitments will be used by the borrowers. Many credit agreements contain provisions which are milestone dependent and not all borrowers will achieve these milestones. Additionally, the Fund’s credit agreements contain provisions that give relief from funding obligations in the event the borrower has a material adverse change to its financial condition. Therefore, the unexpired unfunded commitments do not necessarily reflect future cash requirements or future investments for the Fund.

The tables below are the Fund’s unexpired unfunded commitments as of March 31, 2019 and December 31, 2018:

As of March 31, 2019:

Borrower	Industry	Unexpired Unfunded Commitment	Expiration Date
Aclima, Inc.	Other Technology	$875,000	05/31/2019
Antheia, Inc.	Biotechnology	1,500,000	12/31/2019
Apollo Flight Research Inc.	Other Technology	250,000	01/31/2020
AvantStay, Inc.	Other Technology	500,000	07/31/2019
Brightside Benefit, Inc.	Other Technology	1,000,000	05/31/2019
Callisto Media, Inc.	Technology Services	12,500,000	12/31/2020
Caredox, Inc.	Other Healthcare	625,000	04/30/2019
Dosh Holdings, Inc.	Other Technology	5,000,000	07/31/2019
Figure 1, Inc.	Internet	1,000,000	04/01/2019
FLYR, Inc.	Internet	1,500,000	07/31/2019
Invoice2Go, Inc.	Software	3,000,000	12/31/2019
Ipolipo, Inc.	Software	750,000	07/31/2019
Kogniz, Inc.	Other Technology	375,000	04/30/2019
Linden Research Inc.	Internet	2,500,000	06/15/2019
Metricly, Inc.	Software	500,000	04/30/2019
NeuMoDx Molecular, Inc.	Medical Devices	6,500,000	09/30/2019
OrderGroove, Inc.	Software	2,500,000	09/30/2019
Osix Corporation	Internet	150,000	07/31/2019
Plant Prefab, Inc.	Other Technology	1,000,000	07/31/2019
Platform Science, Inc.	Other Technology	1,750,000	10/31/2019
PlushCare, Inc.	Software	750,000	07/31/2019
Relimetrics, Inc.	Technology Services	375,000	04/15/2019
Skillshare, Inc.	Software	1,000,000	04/30/2019
Stitch Labs, Inc.	Software	1,500,000	07/31/2019
Swivel, Inc.	Software	250,000	04/30/2019
Talla, Inc.	Software	500,000	12/31/2019
Therapydia, Inc.	Other Healthcare	125,000	06/30/2019
Thras.io, Inc.	Other Technology	1,487,500	01/01/2021
Venuetize, LLC	Software	500,000	09/30/2019
Virtuix Holdings, Inc.	Other Technology	250,000	07/31/2019
Visual Supply Company	Internet	2,500,000	03/31/2020
Voodoo Manufacturing, Inc.	Other Technology	375,000	02/28/2020
Wheels Labs, Inc.	Other Technology	500,000	07/31/2019
Total		$53,887,500

As of December 31, 2018:

Borrower	Industry	Unexpired Unfunded Commitment	Expiration Date
Aclima, Inc.	Other Technology	$875,000	05/31/2019
Antheia, Inc.	Biotechnology	1,500,000	12/31/2019
Blockdaemon, Inc.	Software	250,000	01/31/2019
Brightside Benefit, Inc.	Other Technology	1,000,000	05/31/2019
Callisto Media, Inc.	Technology Services	3,000,000	03/31/2019
Caredox, Inc.	Other Healthcare	625,000	04/30/2019
CytoVale, Inc.	Medical Devices	1,125,000	02/28/2019
Discover Echo, Inc.	Other Healthcare	1,000,000	02/28/2019
Emerald Cloud Lab, Inc.	Other Healthcare	6,556,001	03/30/2019
Figure 1, Inc.	Internet	1,000,000	04/01/2019
Fitplan, Inc.	Other Technology	250,000	01/31/2019
FLYR, Inc.	Internet	1,500,000	07/31/2019
Hometap Equity Partners, LLC	Other Technology	2,000,000	03/31/2019
Invoice2Go, Inc.	Software	4,000,000	12/31/2019
Ipolipo, Inc.	Software	750,000	07/31/2019
Karamba Security Ltd.	Security	8,500,000	03/31/2019
Keyo AI Inc.	Technology Services	500,000	01/31/2019
Kogniz, Inc.	Other Technology	375,000	04/30/2019
Linden Research Inc.	Internet	5,000,000	01/15/2019
Metricly, Inc.	Software	500,000	04/30/2019
NeuMoDx Molecular, Inc.	Medical Devices	6,500,000	09/30/2019
OrderGroove, Inc.	Software	2,500,000	09/30/2019
Osix Corporation	Internet	150,000	07/31/2019
Plethora, Inc.	Other Technology	500,000	01/31/2019
PlushCare, Inc.	Software	750,000	07/31/2019
RadiAction Ltd.	Medical Devices	1,000,000	01/30/2019
Relimetrics, Inc.	Technology Services	375,000	04/15/2019
Robin Care, Inc.	Other Healthcare	500,000	01/31/2019
Skillshare, Inc.	Software	2,000,000	04/30/2019
SkyKick, Inc.	Other Technology	2,500,000	02/28/2019
SnapRoute, Inc.	Enterprise Networking	1,500,000	02/28/2019
Stitch Labs, Inc.	Software	1,500,000	07/31/2019
Therapydia, Inc.	Other Healthcare	300,000	01/31/2019
Venuetize, LLC	Software	500,000	09/30/2019
Virtuix Holdings, Inc.	Other Technology	250,000	07/31/2019
Workspot, Inc.	Software	1,000,000	01/31/2019
Zeel Networks, Inc.	Technology Services	2,750,000	03/31/2019
Total		$64,881,001

12. FINANCIAL HIGHLIGHTS

U.S. GAAP requires disclosure of financial highlights of the Fund for the three months ended March 31, 2019 and 2018.

The total rate of return is defined as the return based on the change in value during the period of a theoretical investment made at the beginning of the period. The total rate of return assumes a constant rate of return for the Fund during the period reported and weights each cash flow by the amount of time held in the Fund. This required methodology differs from an internal rate of return.

The ratios of expenses and net investment income to average net assets, calculated below, are annualized and are computed based upon the aggregate weighted average net assets of the Fund for the periods presented. Net investment income is inclusive of all investment income net of expenses and excludes realized or unrealized gains and losses.

Beginning and ending net asset values per share are based on the beginning and ending number of shares outstanding. Other per share information is calculated based upon the aggregate weighted average net assets of the Fund for the periods presented.

The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Three Months Ended March 31, 2019	For the Three Months Ended March 31, 2018

Total return **	4.39%	3.66%

Per share amounts:
Net asset value, beginning of period	$2,165.44	$1,648.31
Net investment income	100.66	81.85
Net realized and change in unrealized loss from loans and derivative instruments	(6.27)	(12.46)
Net increase in net assets resulting from operations	94.39	69.39
Distributions of income to shareholder	(54.89)	(66.66)
Contributions from shareholder	—	670.00
Net asset value, end of period	$2,204.94	$2,321.04
Net assets, end of period	$220,494,213	$232,104,232

Ratios to average net assets:

Expenses*	10.08%	9.58%
Net investment income*	18.54%	16.66%
Portfolio turn-over rate	0%	0%
Average debt outstanding	$191,625,000	$166,125,000
*Annualized
**Total return amounts presented above are not annualized

13. SUBSEQUENT EVENTS
The Fund evaluated subsequent events through the date the financial statements were issued, May 14, 2019, and determined that no additional subsequent events had occurred that would require accrual or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to the historical information contained herein, the information in this Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the securities laws. These forward-looking statements reflect the current view of the Fund with respect to future events and financial performance and are subject to several risks and uncertainties, many of which are beyond the Fund’s control. All statements, other than statements of historical facts included in this Quarterly Report, regarding the strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives of the Fund are forward-looking statements. When used in this report, the words “will,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. All forward-looking statements speak only as of the date of this report. The Fund does not undertake any obligation to update or revise publicly any forward-looking statements, whether resulting from new information, future events or otherwise.

The reader of this Quarterly Report should understand that all such forward-looking statements are subject to various uncertainties and risks that could affect their outcome. The Fund’s actual results could differ materially from those suggested by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, variances in the actual versus projected growth in assets, return on assets, loan losses, expenses, rates charged on loans and earned on securities investments, competition and macro-economic changes including inflation, interest rate expectations, among other factors including those set forth in the section of this Quarterly Report titled “Risk Factors” and in Item 1A - “Risk Factors” in the Fund’s 2018 Annual Report on Form 10-K. This entire Quarterly Report should be read to put such forward-looking statements in context and to gain a more complete understanding of the uncertainties and risks involved in the Fund’s business.

Overview

The Fund is 100% owned by the Company. The Fund’s shares of Common Stock, at $0.001 par value, were sold to its sole shareholder, the Company, under a stock purchase agreement. The Fund has issued 100,000 of the Fund’s 10,000,000 authorized shares. The Company may make additional capital contributions to the Fund.

The Fund provides financing and advisory services to a variety of carefully selected venture-backed companies that have received equity funding from traditional sources of venture capital equity funding (i.e. a professionally managed venture capital firm), as well as non-traditional sources of venture capital equity funding (e.g. angel investors, strategic investors, family offices, crowdfunding investment platforms, etc.) (collectively, “Venture-Backed Companies”), primarily throughout the United States with a focus on growth-oriented companies. The Fund’s portfolio consists of companies in the communications, information services, media, technology (including software and technology-enabled business services), biotechnology, and medical devices industry sectors, among others. The Fund’s capital is generally used by its portfolio companies to finance acquisitions of fixed assets and working capital. On August 31, 2015, the Company completed its first closing of capital contributions. On September 1, 2015, the Fund made its first investment and became a non-diversified, closed-end investment company that elected to be treated as a BDC under the 1940 Act. While the Fund intends to operate as a non-diversified investment company within the meaning of Section 5(b)(2) of the 1940 Act, from time to time the Fund may act as a diversified investment company within the meaning of Section 5(b)(1) of the 1940 Act.

The Fund elected to be treated for federal income tax purposes as a RIC under the Code with the filing of its federal corporate income tax return for 2016. Pursuant to this election, the Fund generally will not have to pay corporate-level taxes on any income distributed to its shareholder as dividends, allowing the Company to substantially reduce or eliminate its corporate-level tax liability.

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

The Fund’s investment objective is to achieve superior risk-adjusted investment returns and it seeks to achieve that objective by providing debt financing to portfolio companies, most of which are private. The Fund generally receives warrants to acquire equity securities in connection with its portfolio investments and generally distributes these warrants to its shareholder upon receipt, or soon thereafter. The Fund also has guidelines for the percentages of total assets that are invested in different types of assets.

The portfolio investments of the Fund primarily consist of debt financing to Venture-Backed Companies in the technology sector. The borrower’s ability to repay its loans may be adversely impacted by several factors, and as a result, the loan may not be fully repaid. Furthermore, the Fund’s security interest in any collateral over the borrower’s assets may be insufficient to make up any shortfall in payments.

Transactions with Venture Lending & Leasing VII, Inc. (“Fund VII”)

The Manager also serves as investment manager for Fund VII. The Fund’s Board of Directors determined that so long as Fund VII had capital available to invest in loan transactions with final maturities earlier than December 31, 2022 (the date on which Fund VII will be dissolved), the Fund would invest in each portfolio company in which Fund VII invested (“Investments”). Generally, the amount of each Investment was allocated 50% to the Fund and 50% to Fund VII, or such other allocations as were determined by the respective fund boards, so long as the Fund had capital available to invest. Effective June 30, 2017, Fund VII was no longer permitted to enter new commitments to borrowers; however, Fund VII was permitted to fund existing commitments, in which the Fund might also be invested. Fund VII’s last commitment expired on July 31, 2018. The ability of the Fund to co-invest with Fund VII, and other clients advised by the Manager, is subject to the conditions (“Conditions”) with which the Funds are currently complying while seeking certain exemptive relief from the Securities and Exchange Commission (“SEC”) from the provisions of Sections 17(d) and 57 of the 1940 Act and Rule 17d-1 thereunder. To the extent that clients, other than Fund VII, advised by the Manager (but in which the Manager has no proprietary interest) invest in opportunities available to the Fund, the Manager will allocate such opportunities among the Fund and such other clients in a manner deemed fair and equitable considering all of the circumstances in accordance with the Conditions.

Transactions with Venture Lending & Leasing IX, Inc. (“Fund IX”)

The Manager also serves as manager for Fund IX. The Fund’s Board of Directors determined that so long as Fund IX has capital available to invest in loan transactions with final maturities earlier than December 31, 2028 (the date on which Fund IX will be dissolved), the Fund may invest in each portfolio company in which Fund IX invests (“Investments”). Generally, the amount of each investment will be allocated 50% to the Fund and 50% to Fund IX, or such other allocations as may be determined by the respective fund boards, so long as the Fund has capital available to invest. The ability of the Fund to co-invest with Fund IX, and other clients advised by the Manager, is subject to the Conditions described above. After September 30, 2019, the Fund will no longer be permitted to enter into new commitments to borrowers; however, the Fund will be permitted to fund existing commitments, in which Fund IX may also be invested. The Manager is permitted to extend the Fund’s investment period by up to two (2) additional calendar quarters in its sole and absolute discretion. To the extent that clients, other than Fund IX, advised by the Manager (but in which the Manager has no proprietary interest) invest in opportunities available to the Fund, the Manager will allocate such opportunities among the Fund and such other clients in a manner deemed fair and equitable considering all of the circumstances in accordance with the Conditions.

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

Critical judgments and inputs in determining the fair value of a loan include the estimated timing and amount of future cash flows and probability of future payments, based on the assessment of payment history, available cash and “burn rate,” revenues, net income or loss, operating results, financial strength of borrower, prospects for the borrower’s raising future equity rounds, likelihood of sale or acquisition of the borrower, length of expected holding period of the loan, collateral position, the timing and amount of liquidation of collateral for loans that are experiencing significant credit deterioration and, as a result, collection becomes collateral-dependent, as well as an evaluation of the general interest rate environment. Management has evaluated these factors and has concluded that the effect of a deterioration in the quality of the underlying collateral, increase in the size of the loan, increase in the estimated time to recovery, and increase in the hypothetical market coupon rate would have the effect of decreasing the fair value of loan investments. The risk profile of a loan changes when events occur that impact the credit analysis of the borrower and the loan. Such changes result in the fair value being adjusted from par value of the individual loan. Where the risk profile is consistent with the original underwriting, the par value of the loan often approximates fair value.

The actual value of the loans may differ from Management’s estimates, which would affect net change in net assets resulting from operations as well as assets.

Results of Operations - For the Three Months Ended March 31, 2019 and 2018

Total investment income for the three months ended March 31, 2019 and 2018 was $15.5 million and $12.9 million, respectively, which primarily consisted of interest on the venture loans outstanding. The remaining income consisted of interest and dividends on the temporary investment of cash, and other income from commitment fees and warrants. The increase in investment income was primarily due to early payoffs of loans in the portfolio and the increase in interest from the monthly loan payments from the growing loan portfolio. The average outstanding balance of performing loans calculated on a monthly basis was $390.4 million and $348.3 million for the three months ended March 31, 2019 and 2018. The weighted-average interest rate on performing loans was 15.84% and 14.77% for the same periods, respectively. The weighted-average interest rate on all loans was 15.60% and 14.71% for the three months ended March 31, 2019 and 2018, respectively. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants, and new loans funded during the year. The weighted-average interest rates for 2019 increased due to a number of early payoffs, which increased loan investment income by $1.1 million as well as a general interest rate increase in the portfolio.

Management fees were $2.5 million and $2.6 million for the three months ended March 31, 2019 and 2018, respectively. Management fees were calculated as 2.5% of the Fund’s total assets and the decrease was due to a decline in the Fund’s total assets due to less cash held at the end of the period, and early payoffs.

Interest expense was $2.7 million and $2.0 million for the three months ended March 31, 2019 and 2018, respectively. Interest expense was comprised of amounts related to interest on debt amounts drawn down, unused credit line fees and amounts amortized from deferred fees incurred in conjunction with the loan facility. Interest expense increased primarily due to an increase in average outstanding debt from $166.1 million in 2018 to $191.6 million in 2019.

Banking and professional fees were $0.2 million and less than $0.1 million for the three months ended March 31, 2019 and 2018, respectively. The banking and professional fees were comprised of legal, audit, banking and other professional fees.

Other operating expenses were less than $0.1 million for the three months ended March 31, 2019 and 2018, respectively. These expenses included director fees, custody fees, tax fees and other expenses related to the operation of the Fund.

Net investment income for the three months ended March 31, 2019 and 2018, was $10.1 million and $8.2 million, respectively.

Net realized gain (loss) from loans was less than $0.1 million and $(0.3) million for the three months ended March 31, 2019 and 2018, respectively. The primary reasons for the increase in net realized gain from loans was fewer loan write-offs.

Net realized gain from derivative instruments was less than $0.1 million and $0 for the three months ended March 31, 2019 and 2018, respectively. The primary reasons for the increase in net realized loss from derivative instruments was the floating interest rates rose above the fixed rate of 2.20% on the interest rate swap and the Fund started to receive interest payments. There were no prior year realized gains since the swap was not put in place until April 2018.

Net change in unrealized loss from loans was $0.4 million and $1.5 million for the three months ended March 31, 2019 and 2018, respectively. The unrealized loss consisted of fair value adjustments to loans and the reversal of fair value adjustments previously taken against loans written off.

Net change in unrealized gain (loss) from derivative instruments was $(0.3) million and $0.6 million for the three months ended March 31, 2019 and 2018, respectively. The unrealized gain and loss from derivative instruments consisted of fair market value adjustments to the derivative interest rate cap or swap. The decrease in net change in unrealized gain was due primarily to the concerns about the global economy and declining expectations for future interest rate increases.

Net increase in net assets resulting from operations for the three months ended March 31, 2019 and 2018, was $9.4 million and $6.9 million, respectively. On a per share basis, the net increase in net assets resulting from operations was $94.39 and $69.39, respectively.

Liquidity and Capital Resources – March 31, 2019 and December 31, 2018

The Fund is owned entirely by the Company. The Company is expected, but not required, to make further contributions to the capital of the Fund to the extent of the Company’s members’ capital commitment to the Company and excess cash balances of the Company. Total capital contributed to the Fund was $297.6 million as of both March 31, 2019 and December 31, 2018. As of both March 31, 2019 and December 31, 2018, the Company had subscriptions for capital in the amount of $423.6 million, of which $347.4 million had been called and received as of both periods. As of March 31, 2019, $76.2 million of capital remain uncalled and the uncalled capital expires on August 20, 2020, the Fund’s fifth anniversary of its first investment unless extended. Management is permitted to extend the Fund’s investment period by up to two (2) additional calendar quarters in its sole and absolute discretion. The Company has made $56.0 million in recallable distributions to its investors, as permitted under its operating agreement between the Company’s managing member and members of the Company.

The change in cash for the three months ended March 31, 2019 and 2018 was as follows:

	For the Three Months Ended March 31, 2019	For the Three Months Ended March 31, 2018
Net cash provided by (used in) operating activities	$8,919,878	$(92,126,072)
Net cash provided by (used in) financing activities	(27,423,898)	96,500,000
Net increase (decrease) in cash and cash equivalents	$(18,504,020)	$4,373,928

As of March 31, 2019 and December 31, 2018, 0.2% and 4.6%, respectively, of the Fund’s total assets consisted of cash and cash equivalents.

On April 5, 2016, the Fund established a secured syndicated loan facility led by Wells Fargo Bank, N.A. and MUFG Union Bank, N.A. in an initial amount of up to $150.0 million (the “Loan Agreement”). On September 11, 2017, the Loan Agreement was amended (the “Amended Loan Agreement”) and the borrowing availability thereunder was increased to $280.0 million. Borrowings by the Fund are collateralized by all the assets of the Fund. Loans under the facility may be, at the option of the Fund, a Reference Rate Loan, a LIBOR Loan or a LIBOR Market Index Rate Loan. The Fund pays interest on its borrowings and also pays a fee on the unused portion of the facility. The facility terminates on September 11, 2020, but can be accelerated in the event of default, such as failure by the Fund to make timely interest or principal payments. As of March 31, 2019, $178.5 million was outstanding under the facility.

     For the three months ended March 31, 2019, the Fund invested its assets in venture loans. Amounts disbursed under the Fund’s loan commitments were $32.2 million for the three months ended March 31, 2019. Net loan amounts outstanding after amortization and valuation adjustments decreased by $4.2 million for the same period. Unexpired unfunded commitments totaled approximately $53.9 million as of March 31, 2019.

As of	Cumulative Amount Disbursed	Principal Reductions and Fair Market Adjustments	Balance Outstanding - Fair Value	Unexpired Unfunded Commitments
March 31, 2019	$702.5 million	$307.7 million	$394.8 million	$53.9 million
December 31, 2018	$670.3million	$271.3 million	$399.0 million	$64.9 million

The following tables show the unexpired unfunded commitments by portfolio company as of March 31, 2019 and December 31, 2018.

As of March 31, 2019:

Borrower	Industry	Unexpired Unfunded Commitment	Expiration Date
Aclima, Inc.	Other Technology	$875,000	05/31/2019
Antheia, Inc.	Biotechnology	1,500,000	12/31/2019
Apollo Flight Research Inc.	Other Technology	250,000	01/31/2020
AvantStay, Inc.	Other Technology	500,000	07/31/2019
Brightside Benefit, Inc.	Other Technology	1,000,000	05/31/2019
Callisto Media, Inc.	Technology Services	12,500,000	12/31/2020
Caredox, Inc.	Other Healthcare	625,000	04/30/2019
Dosh Holdings, Inc.	Other Technology	5,000,000	07/31/2019
Figure 1, Inc.	Internet	1,000,000	04/01/2019
FLYR, Inc.	Internet	1,500,000	07/31/2019
Invoice2Go, Inc.	Software	3,000,000	12/31/2019
Ipolipo, Inc.	Software	750,000	07/31/2019

Borrower	Industry	Unexpired Unfunded Commitment	Expiration Date
Kogniz, Inc.	Other Technology	375,000	04/30/2019
Linden Research Inc.	Internet	2,500,000	06/15/2019
Metricly, Inc.	Software	500,000	04/30/2019
NeuMoDx Molecular, Inc.	Medical Devices	6,500,000	09/30/2019
OrderGroove, Inc.	Software	2,500,000	09/30/2019
Osix Corporation	Internet	150,000	07/31/2019
Plant Prefab, Inc.	Other Technology	1,000,000	07/31/2019
Platform Science, Inc.	Other Technology	1,750,000	10/31/2019
PlushCare, Inc.	Software	750,000	07/31/2019
Relimetrics, Inc.	Technology Services	375,000	04/15/2019
Skillshare, Inc.	Software	1,000,000	04/30/2019
Stitch Labs, Inc.	Software	1,500,000	07/31/2019
Swivel, Inc.	Software	250,000	04/30/2019
Talla, Inc.	Software	500,000	12/31/2019
Therapydia, Inc.	Other Healthcare	125,000	06/30/2019
Thras.io, Inc.	Other Technology	1,487,500	01/01/2021
Venuetize, LLC	Software	500,000	09/30/2019
Virtuix Holdings, Inc.	Other Technology	250,000	07/31/2019
Visual Supply Company	Internet	2,500,000	03/31/2020
Voodoo Manufacturing, Inc.	Other Technology	375,000	02/28/2020
Wheels Labs, Inc.	Other Technology	500,000	07/31/2019
Total		$53,887,500

As of December 31, 2018:

Borrower	Industry	Unexpired Unfunded Commitment	Expiration Date
Aclima, Inc.	Other Technology	$875,000	05/31/2019
Antheia, Inc.	Biotechnology	1,500,000	12/31/2019
Blockdaemon, Inc.	Software	250,000	01/31/2019
Brightside Benefit, Inc.	Other Technology	1,000,000	05/31/2019
Callisto Media, Inc.	Technology Services	3,000,000	03/31/2019
Caredox, Inc.	Other Healthcare	625,000	04/30/2019
CytoVale, Inc.	Medical Devices	1,125,000	02/28/2019
Discover Echo, Inc.	Other Healthcare	1,000,000	02/28/2019
Emerald Cloud Lab, Inc.	Other Healthcare	6,556,001	03/30/2019
Figure 1, Inc.	Internet	1,000,000	04/01/2019
Fitplan, Inc.	Other Technology	250,000	01/31/2019
FLYR, Inc.	Internet	1,500,000	07/31/2019
Hometap Equity Partners, LLC	Other Technology	2,000,000	03/31/2019
Invoice2Go, Inc.	Software	4,000,000	12/31/2019
Ipolipo, Inc.	Software	750,000	07/31/2019

Borrower	Industry	Unexpired Unfunded Commitment	Expiration Date
Karamba Security Ltd.	Security	8,500,000	03/31/2019
Keyo AI Inc.	Technology Services	500,000	01/31/2019
Kogniz, Inc.	Other Technology	375,000	04/30/2019
Linden Research Inc.	Internet	5,000,000	01/15/2019
Metricly, Inc.	Software	500,000	04/30/2019
NeuMoDx Molecular, Inc.	Medical Devices	6,500,000	09/30/2019
OrderGroove, Inc.	Software	2,500,000	09/30/2019
Osix Corporation	Internet	150,000	07/31/2019
Plethora, Inc.	Other Technology	500,000	01/31/2019
PlushCare, Inc.	Software	750,000	07/31/2019
RadiAction Ltd.	Medical Devices	1,000,000	01/30/2019
Relimetrics, Inc.	Technology Services	375,000	04/15/2019
Robin Care, Inc.	Other Healthcare	500,000	01/31/2019
Skillshare, Inc.	Software	2,000,000	04/30/2019
SkyKick, Inc.	Other Technology	2,500,000	02/28/2019
SnapRoute, Inc.	Enterprise Networking	1,500,000	02/28/2019
Stitch Labs, Inc.	Software	1,500,000	07/31/2019
Therapydia, Inc.	Other Healthcare	300,000	01/31/2019
Venuetize, LLC	Software	500,000	09/30/2019
Virtuix Holdings, Inc.	Other Technology	250,000	07/31/2019
Workspot, Inc.	Software	1,000,000	01/31/2019
Zeel Networks, Inc.	Technology Services	2,750,000	03/31/2019
Total		$64,881,001

Because venture loans are privately negotiated transactions, investments in these assets are relatively illiquid. It is the Management’s experience that not all unexpired unfunded commitments will be used by borrowers. Many credit agreements contain provisions which are milestone dependent and not all borrowers will achieve these milestones. Additionally, the Fund’s credit agreements contain provisions that give relief from funding obligations in the event the borrower has a materially adverse change in its financial condition. Therefore, the unexpired unfunded commitments do not necessarily reflect future cash requirements or future investments for the Fund.

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

As of March 31, 2019, the Fund had cash reserves of $0.9 million and approximately $182.4 million in scheduled loan receivable payments over the next twelve months. Additionally, the Fund has access to uncalled capital of $76.2 million as a liquidity source and the unused portion of the revolving credit facility. Together, these amounts are sufficient to meet the current commitment backlog and operational expenses of the Fund over the next year. The Fund regularly evaluates potential future liquidity resources and demands before making additional future commitments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Fund’s business activities contain various elements of risk, of which Management considers interest rate and credit risk to be the principal types of risks. Because the Fund considers the management of risk essential to conducting its business and to maintaining profitability, the Fund’s risk management procedures are designed to identify and analyze the Fund’s risks, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs.

The Fund manages its market risk by maintaining a portfolio that is diverse by industry, size of investment, stage of development, and borrower. The Fund has limited exposure to public market price fluctuations as the Fund primarily invests in private business enterprises and distributes all equity investments upon receipt to the Company.

The Fund’s investments are subject to market risk based on several factors, including, but not limited to, the borrower’s credit history, available cash, support of the borrower’s underlying investors, available liquidity, “burn rate,” revenue income, security interest, secondary markets for collateral, the size of the loan, term of the loan and the ability to exit via initial public offering or merger and acquisition.

The Fund’s exposure to interest rate sensitivity is regularly monitored and analyzed by measuring the characteristics of assets and liabilities. The Fund utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates. At March 31, 2019, the outstanding debt balance was $178.5 million at a weighted-average floating interest rate of 2.50%, for which the Fund had an interest rate swap in place at 2.20% on $102.0 million of the debt, leaving the Fund with full exposure to interest rate increases on the un-hedged portion of the loan.

Because all of the Fund’s loans impose a fixed interest rate upon funding, changes in short-term interest rates will not directly affect interest income associated with the loan portfolio as of March 31, 2019. However, those changes could have the potential to change the Fund’s ability to originate loan commitments, acquire and renew bank facilities, and engage in other investment activities. Further, changes in short-term interest rates could also affect interest rate expense, realized gain from investments and interest on the Fund’s short-term investments.
Based on the Fund’s Condensed Statements of Assets and Liabilities as of March 31, 2019, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in investments, borrowings, cash balances and interest rate swap derivatives.

Effect of Interest Rate Change By	Other Interest and Other Income (Loss)	Gain (Loss) from Derivative Instruments	Interest Income (Expense)	Total Income (Loss)
(0.50)%	$(4,422)	$(510,000)	$892,500	$378,078
1%	$8,843	$1,020,000	$(1,785,000)	$(756,157)
2%	$17,687	$2,040,000	$(3,570,000)	$(1,512,313)
3%	$26,530	$3,060,000	$(5,355,000)	$(2,268,470)
4%	$35,374	$4,080,000	$(7,140,000)	$(3,024,626)
5%	$44,217	$5,100,000	$(8,925,000)	$(3,780,783)

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
Because the Fund currently borrows, its net investment income is highly dependent upon the difference between the rate at which it borrows and the rate at which it invests the amounts borrowed. Accordingly, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on the Fund’s investment activities and net investment income. The Fund’s exposure to movement in short-term interest rates stems from the Fund borrowing at a floating interest rate but then making loans with a fixed rate at the time the loans are extended. The Fund, therefore, attempts to limit its interest rate risk by acquiring interest rate swaps to hedge its interest rate exposure.
The Fund is not sensitive to changes in foreign currency exchange rates, commodity prices and other market rates or prices.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures:

At the end of the period covered by this report, the Fund carried out an evaluation under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Fund’s disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934 (“Exchange Act”). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Fund’s disclosure controls and procedures were effective as of the end of the period in ensuring that information required to be disclosed was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and in providing reasonable assurance that information required to be disclosed by the Fund in such reports is accumulated and communicated to the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Controls:

There have not been any changes in the Fund’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the Fund’s fiscal quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

The Fund may become party to certain lawsuits from time to time in the normal course of business. While the outcome of any legal proceedings cannot now be predicted with certainty, the Fund does not expect any such proceedings will have a material effect upon the Fund’s financial condition or results of operation. Management is not aware of any pending legal proceedings involving the Fund. The Fund is not a party to any material legal proceedings.

Item 1A. Risk Factors

The following discussion point should be read in conjunction with Item 1A - “Risk Factors” in the Fund’s 2018 Annual Report on Form 10-K for a detailed description of the risks attendant to the Fund and its business. Except as set forth below, there have been no material changes to the risk factors reported in the Fund’s 2018 Annual Report on Form 10-K.

Brexit Risk. The risk of investing in portfolio companies based out of or related to Europe may be heightened due to the 2016 referendum in which the United Kingdom (“UK”) voted to exit the European Union (“EU”).  There is significant uncertainty about how negotiations relating to the UK’s withdrawal will be resolved, as well as the potential consequences and precise timeframe for “Brexit.”  On March 29, 2017, the UK formally notified the European Council of its intention to withdraw from the EU and triggered the two-year period set out for withdrawal discussions in the Treaty on European Union.  The UK was scheduled to exit the EU on March 29, 2019, but that exit deadline was extended by the EU pending ratification of the withdrawal agreement by the UK parliament.  The UK could also, in theory, cancel Brexit if the rest of the EU consents or if there is a second referendum reversing the UK’s withdrawal. If, however, the UK withdraws from the EU without ratifying an agreement, the resulting uncertainty regarding the trading and cross-border investment relationship between the UK and the EU could negatively impact investments across Europe.

Therefore, the ultimate effects of Brexit will depend on agreements the UK negotiates to retain access to EU markets either during a transitional period or more permanently.  Brexit could lead to legal and tax uncertainty and potentially divergent national laws and regulations as the UK determines which EU laws to replace or replicate.  While it is not possible to determine the precise impact these events may have on the Fund during this period and beyond, the impact on the UK and European economies and the broader global economy could be significant, including increased volatility and illiquidity, and potentially lower economic growth, on markets in the UK, Europe and globally, thereby adversely affecting the value of the Fund’s investments.  In addition, if one or more other countries were to exit the EU or abandon the use of the euro as a currency, the value of investments tied to those countries or the euro could decline significantly and unpredictably.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

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

VENTURE LENDING & LEASING VIII, INC.
(Registrant)

By:	/s/ Maurice C. Werdegar	By:	/s/ Martin D. Eng
Maurice C. Werdegar		Martin D. Eng
President and Chief Executive Officer		Chief Financial Officer
(Principal Executive Officer)		(Principal Financial Officer)
Date:	May 14, 2019	Date:	May 14, 2019