Form 10-Q
period 2019-06-30
Venture Lending & Leasing VIII, Inc.
filed 2019-08-14
CIK 1642862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]  No [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 14, 2019
Common Stock, $0.001 par value	100,000

VENTURE LENDING & LEASING VIII, INC.
INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Statements of Assets and Liabilities (Unaudited)
As of June 30, 2019 and December 31, 2018

Condensed Statements of Operations (Unaudited)
For the three and six months ended June 30, 2019 and 2018

Condensed Statements of Changes in Net Assets (Unaudited)
For the three and six months ended June 30, 2019 and 2018

Condensed Statements of Cash Flows (Unaudited)
For the six months ended June 30, 2019 and 2018

Condensed Schedules of Investments (Unaudited)
As of June 30, 2019 and December 31, 2018

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

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VENTURE LENDING & LEASING VIII, INC.

CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
AS OF JUNE 30, 2019 AND DECEMBER 31, 2018

	June 30, 2019	December 31, 2018
ASSETS
Loans, at estimated fair value
(cost of $377,401,288 and $405,309,448)	$368,482,704	$398,980,531
Derivative asset - interest rate swap	—	616,148
Cash and cash equivalents	13,662,047	19,388,362
Dividend and interest receivables	4,563,501	4,756,032
Other assets	1,134,201	1,238,782
Total assets	387,842,453	424,979,855

LIABILITIES
Borrowings under debt facility	173,500,000	203,000,000
Accrued management fees	2,424,015	2,656,124
Derivative liability - interest rate swap	406,737	—
Accounts payable and other accrued liabilities	1,749,535	2,779,780
Total liabilities	178,080,287	208,435,904

NET ASSETS	$209,762,166	$216,543,951

Analysis of Net Assets:

Capital paid in on shares of capital stock	$297,575,000	$297,575,000
Net unrealized depreciation on investments	(9,325,321)	(5,712,770)
Distribution in excess of net investment income	(78,487,513)	(75,318,279)
Net assets (equivalent to $2,097.62 and $2,165.44 per share based on 100,000 shares of capital stock outstanding - See Note 5 and Note 12)	$209,762,166	$216,543,951

Commitments & Contingent Liabilities:
Unexpired unfunded commitments (See Note 11)	$70,500,000	$64,881,001

See notes to condensed financial statements

VENTURE LENDING & LEASING VIII, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

	For the Three Months Ended June 30, 2019	For the Three Months Ended June 30, 2018	For the Six Months Ended June 30, 2019	For the Six Months Ended June 30, 2018

INVESTMENT INCOME:
Interest on loans	$20,484,930	$16,803,971	$35,948,224	$29,663,686
Other interest and other income	130,725	71,859	205,737	104,855
Total investment income	20,615,655	16,875,830	36,153,961	29,768,541

EXPENSES:
Management fees	2,424,015	2,790,764	4,938,820	5,431,677
Interest expense	2,639,095	2,631,617	5,379,914	4,598,054
Banking and professional fees	157,637	71,515	318,894	137,198
Other operating expenses	39,871	34,121	94,860	69,177
Total expenses	5,260,618	5,528,017	10,732,488	10,236,106
Net investment income	15,355,037	11,347,813	25,421,473	19,532,435

Net realized loss from loans	(485,466)	(1,295,529)	(481,341)	(1,583,156)
Net realized gain (loss) from derivative instruments	70,865	(329,824)	146,967	(329,824)
Net change in unrealized gain (loss) from loans	(2,205,184)	294,654	(2,589,667)	(1,227,469)
Net change in unrealized gain (loss) from derivative instruments	(699,692)	402,149	(1,022,885)	965,999
Net realized and change in unrealized loss from loans and derivative instruments	(3,319,477)	(928,550)	(3,946,926)	(2,174,450)
Net increase in net assets resulting from operations	$12,035,560	$10,419,263	$21,474,547	$17,357,985

Amounts per common share:
Net increase in net assets resulting from operations per share	$120.36	$104.19	$214.75	$173.58
Weighted average shares outstanding	100,000	100,000	100,000	100,000

See notes to condensed financial statements

VENTURE LENDING & LEASING VIII, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

	Common stock
	Shares	Par value	Additional paid-in capital	Total distributable earnings (loss)	Net assets
Balance at March 31, 2018	100,000	$100	$280,074,900	$(47,970,768)	$232,104,232
Net increase in net assets resulting from operations				10,419,263	10,419,263
Distributions of income to shareholder				(4,465,094)	(4,465,094)
Balance at June 30, 2018	100,000	$100	$280,074,900	$(42,016,599)	$238,058,401

Balance at March 31, 2019	100,000	$100	$297,574,900	$(77,080,787)	$220,494,213
Net increase in net assets resulting from operations				12,035,560	12,035,560
Distributions of income to shareholder				(19,598,373)	(19,598,373)
Return of capital to shareholder				(3,169,234)	(3,169,234)
Balance at June 30, 2019	100,000	$100	$297,574,900	$(87,812,834)	$209,762,166

	Common Stock
	Shares	Par value	Additional paid-in capital	Total distributable earnings (loss)	Net assets
Balance at December 31, 2017	100,000	$100	$213,074,900	$(48,243,940)	$164,831,060
Net increase in net assets resulting from operations				17,357,985	17,357,985
Distributions of income to shareholder				(11,130,644)	(11,130,644)
Contributions from shareholder			67,000,000		67,000,000
Balance at June 30, 2018	100,000	$100	$280,074,900	$(42,016,599)	$238,058,401

Balance at December 31, 2018	100,000	$100	$297,574,900	$(81,031,049)	$216,543,951
Net increase in net assets resulting from operations				21,474,547	21,474,547
Distributions of income to shareholder				(25,087,098)	(25,087,098)
Return of capital to shareholder				(3,169,234)	(3,169,234)
Balance at June 30, 2019	100,000	$100	$297,574,900	$(87,812,834)	$209,762,166

See notes to condensed financial statements

VENTURE LENDING & LEASING VIII, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

	For the Six Months Ended June 30, 2019	For the Six Months Ended June 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets resulting from operations	$21,474,547	$17,357,985
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized loss from loans	481,341	1,583,156
Net realized (gain) loss from derivative instruments	(146,967)	329,824
Net change in unrealized loss from loans	2,589,667	1,227,469
Net change in unrealized (gain) loss from derivative instruments	1,022,885	(965,999)
Amortization of deferred costs related to borrowing facility and interest rate cap agreements	276,252	349,594
Net (increase) decrease in dividend and interest receivables	192,531	(1,487,133)
Net (increase) decrease in other assets	(171,670)	582,246
Net increase (decrease) in accounts payable, other accrued liabilities and accrued management fees	(1,262,354)	563,122
Origination of loans	(70,700,000)	(176,295,806)
Principal payments on loans	91,664,439	47,843,306
Acquisition of equity securities	(4,693,953)	(10,835,288)
Net cash provided by (used in) operating activities	40,726,718	(119,747,524)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distribution to shareholder	(17,100,000)	—
Contributions from shareholder	—	67,000,000
Borrowings under debt facility	15,000,000	83,000,000
Repayments of borrowings under debt facility	(44,500,000)	(35,500,000)
Payments made for interest rate swap agreement	—	(71,837)
Payments received from interest rate swap	146,967	—
Net cash provided by (used in) financing activities	(46,453,033)	114,428,163

Net decreased in cash and cash equivalents	(5,726,315)	(5,319,361)

CASH AND CASH EQUIVALENTS:
Beginning of period	19,388,362	7,879,718
End of period	$13,662,047	$2,560,357

SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE PERIOD:
Interest - Debt facility	$7,312,208	$4,604,828
NON-CASH OPERATING AND FINANCING ACTIVITIES:
Distributions of equity securities and convertible loan to shareholder	$11,156,332	$11,130,644
Receipt of equity securities and convertible loan as repayment of loans	$6,462,379	$295,356

See notes to condensed financial statements

VENTURE LENDING & LEASING VIII, INC.

CONDENSED SCHEDULES OF INVESTMENTS (UNAUDITED)
AS OF JUNE 30, 2019

As of June 30, 2019, all loans were valued using significant unobservable inputs and were made to non-affiliates. Additionally, all loans were pledged as collateral as part of the debt facility.

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate	End of Term Payment	Principal	Cost	Fair Value	Maturity Date

Biotechnology
	Antheia, Inc.		Senior Secured	11.5%		$1,484,546	$1,391,594	$1,391,594	12/1/2022
	Orpheus Therapeutics, Inc.		Senior Secured	18.0%		178,510	174,288	—	*
Biotechnology Total		0.7%				$1,663,056	$1,565,882	$1,391,594

Computers and Storage
	Canary Connect, Inc.		Senior Secured	12.8%		$839,780	$701,287	$701,287	12/1/2020
	HyperGrid, Inc.		Senior Secured	11.5%		276,705	274,008	274,008	12/1/2019
	Rigetti & Co., Inc.		Senior Secured	9.0%	2.8%	830,539	823,042	823,042	1/1/2020
Computers and Storage Total		0.9%				$1,947,024	$1,798,337	$1,798,337

Enterprise Networking
	SnapRoute, Inc.		Senior Secured	11.0%		$3,364,222	$3,216,569	$3,216,569	11/1/2021
Enterprise Networking Total		1.5%				$3,364,222	$3,216,569	$3,216,569

Internet
	Amino Payments, Inc.		Senior Secured	9.0%	5.2%	$207,884	$201,189	$201,189	3/1/2021
	Amino Payments, Inc.		Senior Secured	9.0%	4.4%	205,879	203,762	203,762	3/1/2021
	Amino Payments, Inc.		Senior Secured	9.0%	4.1%	102,578	101,490	101,490	3/1/2021
	Amino Payments, Inc.		Senior Secured	9.0%	4.8%	580,885	560,288	560,288	12/1/2021
	Amino Payments, Inc. Subtotal					1,097,226	1,066,729	1,066,729
	Apartment List, Inc.		Senior Secured	11.0%		236,730	234,556	234,556	11/1/2019
	Bitfinder, Inc.		Senior Secured	10.5%		263,811	259,165	259,165	9/1/2020
	Bombfell, Inc.		Senior Secured	11.0%		749,584	735,963	735,963	10/1/2021
	Clearsurance, Inc.		Senior Secured	10.0%		719,333	694,134	694,134	3/1/2021
	Clearsurance, Inc.		Senior Secured	10.5%		903,009	889,902	889,902	9/1/2021
	Clearsurance, Inc. Subtotal					1,622,342	1,584,036	1,584,036
	Daily Muse, Inc.		Senior Secured	11.0%		2,539,820	2,441,381	2,441,381	12/1/2021
	Daily Muse, Inc.		Senior Secured	11.0%		2,540,318	2,508,949	2,508,949	12/1/2021
	Daily Muse, Inc. Subtotal					5,080,138	4,950,330	4,950,330
	Figure 1, Inc.**^		Senior Secured	10.5%		812,643	752,324	752,324	6/1/2021
	Figure 1, Inc.**^		Senior Secured	10.5%		990,697	973,644	973,644	12/1/2021
	Figure 1, Inc.**^ Subtotal					1,803,340	1,725,968	1,725,968
	FindShadow, PBC		Senior Secured	11.5%		618,860	577,435	577,435	4/1/2022
	FLYR, Inc.		Senior Secured	11.5%		1,354,541	1,247,396	1,247,396	9/1/2021
	FLYR, Inc.		Senior Secured	11.8%		2,474,032	2,423,853	2,423,853	1/1/2022
	FLYR, Inc. Subtotal					3,828,573	3,671,249	3,671,249
	iZENEtech, Inc.**^		Senior Secured	11.0%		3,230,250	3,105,182	3,105,182	1/1/2021
	iZENEtech, Inc.**^		Senior Secured	11.0%		3,991,262	3,930,374	3,930,374	6/1/2021
	iZENEtech, Inc.**^ Subtotal					7,221,512	7,035,556	7,035,556
	Lenddo International**^		Senior Secured	12.0%		1,320,987	1,260,420	1,260,420	1/1/2021
	Linden Research Inc.		Senior Secured	11.0%		5,415,203	5,144,705	5,144,705	9/1/2021
	Linden Research Inc.		Senior Secured	11.0%		990,351	970,017	970,017	3/1/2022
	Linden Research Inc.		Senior Secured	12.0%		2,474,271	2,346,883	2,346,883	6/1/2022
	Linden Research Inc. Subtotal					8,879,825	8,461,605	8,461,605
	MassDrop, Inc.		Senior Secured	10.5%		7,034,879	6,568,920	6,568,920	1/1/2022
	MyPizza Technologies, Inc.		Senior Secured	11.5%		4,918,544	4,598,940	4,598,940	12/1/2022

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate	End of Term Payment	Principal	Cost	Fair Value	Maturity Date
	Osix Corporation		Senior Secured	12.2%		98,917	84,656	84,656	12/1/2021
	Playstudios, Inc.		Senior Secured	10.0%		767,387	750,797	750,797	3/1/2021
	Protecht, Inc.		Senior Secured	12.5%		987,958	941,397	941,397	12/1/2021
	Radius Intelligence, Inc.		Senior Secured	10.5%		7,421,159	6,877,992	4,219,481	*
	Relay Network, LLC		Senior Secured	8.0%	4.4%	549,302	537,421	537,421	9/1/2020
	Relay Network, LLC		Senior Secured	8.0%	4.4%	549,372	544,743	544,743	9/1/2020
	Relay Network, LLC Subtotal					1,098,674	1,082,164	1,082,164
	Serface Care, Inc.		Senior Secured	12.2%		742,235	687,198	687,198	2/1/2022
	Serface Care, Inc.		Senior Secured	12.2%		247,193	240,379	240,379	2/1/2022
	Serface Care, Inc. Subtotal					989,428	927,577	927,577
	Spot.IM, Ltd.**^		Senior Secured	12.5%		111,626	109,288	109,288	12/1/2019
	Spot.IM, Ltd.**^		Senior Secured	12.5%		99,738	98,323	98,323	5/1/2020
	Spot.IM, Ltd.**^		Senior Secured	11.8%		99,217	96,337	96,337	5/1/2020
	Spot.IM, Ltd.**^ Subtotal					310,581	303,948	303,948
	SpotOn Computing, Inc.		Senior Secured	11.5%		1,209,018	1,172,101	1,172,101	10/1/2020
	SpotOn Computing, Inc.		Senior Secured	12.0%		494,251	486,720	486,720	3/1/2021
	SpotOn Computing, Inc. Subtotal					1,703,269	1,658,821	1,658,821
	Stay Alfred, Inc.		Senior Secured	11.8%		6,381,470	6,172,521	6,172,521	12/1/2021
	Tango Card, Inc.		Senior Secured	12.0%		894,359	884,252	884,252	11/1/2020
	Thrive Market, Inc.		Senior Secured	12.0%		520,066	517,068	517,068	9/1/2019
	Thrive Market, Inc.		Senior Secured	12.0%		260,039	259,520	259,520	9/1/2019
	Thrive Market, Inc.		Senior Secured	12.2%		7,415,033	7,192,263	7,192,263	4/1/2022
	Thrive Market, Inc. Subtotal					8,195,138	7,968,851	7,968,851
Internet Total		32.3%				$73,524,691	$70,383,848	$67,725,337

Medical Devices
	Anutra Medical, Inc.		Senior Secured	10.0%		$82,077	$80,790	$80,790	12/1/2019
	CytoVale, Inc.		Senior Secured	12.0%		618,240	577,732	577,732	3/1/2022
	CytoVale, Inc.		Senior Secured	12.0%		618,494	606,192	606,192	6/1/2022
	CytoVale, Inc.		Senior Secured	12.0%		494,847	484,524	484,524	7/1/2022
	CytoVale, Inc. Subtotal					1,731,581	1,668,448	1,668,448
	Medrobotics Corporation, Inc.		Senior Secured	12.0%		9,886,922	8,716,831	8,716,831	6/1/2021
	NeuMoDx Molecular, Inc.		Senior Secured	12.0%		3,461,736	3,206,428	3,206,428	4/1/2023
	NeuMoDx Molecular, Inc.		Senior Secured	12.0%		3,464,988	3,392,572	3,392,572	4/1/2023
	NeuMoDx Molecular, Inc. Subtotal					6,926,724	6,599,000	6,599,000
	RadiAction Ltd.**^		Senior Secured	11.5%		932,122	885,852	885,852	10/1/2021
	RadiAction Ltd.**^		Senior Secured	11.5%		990,039	969,168	969,168	4/1/2022
	RadiAction Ltd.**^ Subtotal					1,922,161	1,855,020	1,855,020
	Renovia, Inc.		Senior Secured	11.0%		428,816	419,048	419,048	6/1/2020
	Renovia, Inc.		Senior Secured	11.0%		594,077	589,031	589,031	11/1/2020
	Renovia, Inc.		Senior Secured	10.5%		1,625,176	1,497,257	1,497,257	6/1/2021
	Renovia, Inc.		Senior Secured	10.5%		7,925,906	7,796,695	7,796,695	3/1/2022
	Renovia, Inc. Subtotal					10,573,975	10,302,031	10,302,031
Medical Devices Total		13.9%				$31,123,440	$29,222,120	$29,222,120

Other Healthcare
	4G Clinical LLC		Senior Secured	11.0%		$462,566	$452,505	$452,505	7/1/2020
	Call9, Inc.		Senior Secured	18.0%		2,150,765	2,048,596	1,252,246	*
	Caredox, Inc.		Senior Secured	11.8%		1,165,294	1,115,464	1,115,464	10/1/2021
	Clover Health Investments Corporation		Senior Secured	11.2%		9,888,028	9,888,028	9,888,028	10/1/2022
	Clover Health Investments Corporation		Senior Secured	11.0%		17,367,499	17,367,499	17,367,499	3/1/2022
	Clover Health Investments Corporation Subtotal					27,255,527	27,255,527	27,255,527
	Discover Echo, Inc.		Senior Secured	11.0%		470,015	446,882	446,882	12/1/2020

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate	End of Term Payment	Principal	Cost	Fair Value	Maturity Date
	Driver, Inc.		Senior Secured	18.0%		200,000	66,645	—	*
	Emerald Cloud Lab, Inc.		Senior Secured	11.8%		2,418,457	2,206,404	2,206,404	12/1/2021
	Hello Heart Inc.		Senior Secured	10.8%		843,024	806,027	806,027	7/1/2021
	Hello Heart Inc.		Senior Secured	10.8%		1,398,773	1,375,915	1,375,915	10/1/2021
	Hello Heart Inc. Subtotal					2,241,797	2,181,942	2,181,942
	MD Revolution, Inc.		Senior Secured	12.5%		406,109	400,220	269,774	3/1/2020
	mPharma Data, Inc.**^		Senior Secured	10.0%		204,118	198,998	198,998	11/1/2020
	mPharma Data, Inc.**^		Senior Secured	10.0%		248,072	245,683	245,683	3/1/2021
	mPharma Data, Inc.**^		Senior Secured	10.0%		2,654,417	2,585,837	2,585,837	11/1/2021
	mPharma Data, Inc.**^ Subtotal					3,106,607	3,030,518	3,030,518
	Myolex, Inc.		Senior Secured	18.0%		762,531	726,537	238,967	*
	Naked Biome, Inc.		Senior Secured	12.0%		761,461	732,668	600,776	3/1/2021
	Project Healthy Living, Inc.		Senior Secured	11.0%		92,589	91,766	91,766	9/1/2019
	Robin Care, Inc.		Senior Secured	11.5%		881,788	838,763	838,763	7/1/2021
	Sparta Software Corporation		Senior Secured	10.0%	2.5%	78,124	76,183	76,183	6/1/2020
	Sparta Software Corporation		Senior Secured	11.5%	2.2%	490,736	466,980	466,980	5/1/2022
	Sparta Software Corporation Subtotal					568,860	543,163	543,163
	Therapydia, Inc.		Senior Secured	11.5%		296,811	272,117	272,117	8/1/2022
	Therapydia, Inc.		Senior Secured	11.5%		296,984	288,621	288,621	12/1/2022
	Therapydia, Inc.		Senior Secured	11.5%		297,013	288,368	288,368	1/1/2023
	Therapydia, Inc.		Senior Secured	12.0%	1.7%	123,832	111,643	111,643	3/1/2023
	Therapydia, Inc.		Senior Secured	12.5%	1.7%	123,625	123,625	123,625	6/1/2023
	Therapydia, Inc. Subtotal					1,138,265	1,084,374	1,084,374
	Wellist, Inc.		Senior Secured	12.2%		44,519	44,239	44,239	12/1/2019
	Zillion Group, Inc.		Senior Secured	12.0%		465,179	452,433	306,243	7/1/2020
	Zillion Group, Inc.		Senior Secured	12.0%		628,694	621,396	420,611	12/1/2020
	Zillion Group, Inc. Subtotal					1,093,873	1,073,829	726,854
Other Healthcare Total		20.2%				$45,221,023	$44,340,042	$42,380,164

Other Technology
	8i Corporation		Senior Secured	11.8%		$1,736,982	$1,698,882	$1,698,882	12/1/2020
	Abiquo Group, Inc.**^		Senior Secured	12.0%		407,029	385,342	385,342	7/1/2021
	Aclima, Inc.		Senior Secured	11.5%	2.3%	867,502	846,985	846,985	4/1/2022
	Aclima, Inc.		Senior Secured	11.0%	2.0%	1,807,770	1,723,639	1,723,639	7/1/2021
	Aclima, Inc. Subtotal					2,675,272	2,570,624	2,570,624
	Apollo Flight Research Inc.		Senior Secured	11.0%		495,327	467,425	467,425	6/1/2022
	AvantStay, Inc.		Senior Secured	11.0%		990,540	938,005	938,005	6/1/2022
	Beanfields, PBC		Senior Secured	12.5%		864,974	802,344	802,344	3/1/2023
	BloomLife, Inc.		Senior Secured	12.0%		108,950	106,579	106,579	4/1/2020
	Brightside Benefit, Inc.		Senior Secured	12.1%		741,949	688,564	688,564	9/1/2022
	Brightside Benefit, Inc.		Senior Secured	12.4%		989,684	966,882	966,882	3/1/2023
	Brightside Benefit, Inc. Subtotal					1,731,633	1,655,446	1,655,446
	Consumer Physics, Inc.**^		Senior Secured	11.0%		784,663	723,512	404,157	11/1/2020
	DOSH Holdings, Inc.		Senior Secured	11.0%		4,952,388	4,677,870	4,677,870	6/1/2022
	DOSH Holdings, Inc.		Senior Secured	11.0%		1,238,432	1,213,212	1,213,212	6/1/2022
	DOSH Holdings, Inc. Subtotal					6,190,820	5,891,082	5,891,082
	Dragonfly Vert, Inc.		Senior Secured	12.5%		988,949	945,895	945,895	12/1/2021
	Eguana Technologies, Inc.**^		Senior Secured	12.5%		944,732	887,611	887,611	12/1/2020
	Eguana Technologies, Inc.**^		Senior Secured	12.5%		655,648	644,385	644,385	8/1/2021
	Eguana Technologies, Inc.**^		Senior Secured	12.5%		699,166	684,573	684,573	10/1/2021
	Eguana Technologies, Inc.**^ Subtotal					2,299,546	2,216,569	2,216,569
	Ensyn Corporation		Senior Secured	12.2%		480,121	478,290	478,290	11/1/2019
	ESM Group International , Inc.		Senior Secured	12.0%		494,580	453,605	453,605	12/1/2021
	ETN Media, Inc.		Senior Secured	11.5%		340,489	335,374	268,861	*
	Fitplan, Inc.**^		Senior Secured	12.5%		741,693	700,004	700,004	3/1/2022

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate	End of Term Payment	Principal	Cost	Fair Value	Maturity Date
	Fitplan, Inc.**^		Senior Secured	12.5%		247,288	247,288	247,288	3/1/2022
	Fitplan, Inc.**^		Senior Secured	12.5%		494,722	474,894	474,894	3/1/2022
	Fitplan, Inc.**^ Subtotal					1,483,703	1,422,186	1,422,186
	Flo Water, Inc.		Senior Secured	11.5%		136,977	132,346	132,346	5/1/2020
	Flo Water, Inc.		Senior Secured	11.3%		721,677	696,978	696,978	5/1/2021
	Flo Water, Inc. Subtotal					858,654	829,324	829,324
	Gap Year Global, Inc.		Senior Secured	18.0%		90,768	86,359	—	*
	Greats Brand, Inc.		Senior Secured	11.0%		9,389	9,313	9,313	7/1/2019
	Greats Brand, Inc.		Senior Secured	11.0%		55,070	54,793	54,793	12/1/2019
	Greats Brand, Inc.		Senior Secured	10.0%		1,171,729	1,133,442	1,133,442	5/1/2021
	Greats Brand, Inc.		Senior Secured	10.0%		1,308,607	1,293,013	1,293,013	8/1/2021
	Greats Brand, Inc. Subtotal					2,544,795	2,490,561	2,490,561
	Heartwork, Inc.		Senior Secured	11.0%		357,334	341,194	61,798	9/1/2020
	Higher Ground Education, Inc.		Senior Secured	12.5%		2,473,461	2,278,917	2,278,917	1/1/2023
	Hint, Inc.		Senior Secured	11.0%		1,801,407	1,721,253	1,721,253	3/1/2021
	Hint, Inc.		Senior Secured	11.0%		2,107,156	2,107,156	2,107,156	7/1/2021
	Hint, Inc.		Senior Secured	11.0%		2,183,103	2,001,842	2,001,842	8/1/2021
	Hint, Inc. Subtotal					6,091,666	5,830,251	5,830,251
	June Life, Inc.		Senior Secured	11.8%		377,900	372,261	372,261	3/1/2020
	June Life, Inc.		Senior Secured	11.8%		377,967	375,289	375,289	3/1/2020
	June Life, Inc. Subtotal					755,867	747,550	747,550
	Kobo360, Inc.**^		Senior Secured	11.2%		247,412	240,930	240,930	6/1/2020
	Kobo360, Inc.**^		Senior Secured	11.2%		247,469	247,469	247,469	9/1/2020
	Kobo360, Inc.**^ Subtotal					494,881	488,399	488,399
	Kogniz, Inc.		Senior Secured	12.8%		338,787	268,319	268,319	9/1/2021
	LanzaTech New Zealand Ltd.		Senior Secured	13.0%		1,033,619	1,001,616	1,001,616	3/1/2020
	LanzaTech New Zealand Ltd.		Senior Secured	13.0%		1,668,550	1,652,996	1,652,996	9/1/2020
	LanzaTech New Zealand Ltd.		Senior Secured	13.2%		1,812,267	1,796,921	1,796,921	3/1/2021
	LanzaTech New Zealand Ltd. Subtotal					4,514,436	4,451,533	4,451,533
	Loftium, Inc.		Senior Secured	11.5%		446,686	427,498	427,498	11/1/2020
	Loftium, Inc.		Senior Secured	12.2%		218,576	214,829	214,829	8/1/2021
	Loftium, Inc. Subtotal					665,262	642,327	642,327
	Make School, Inc.		Senior Secured	11.2%		873,526	836,948	836,948	8/1/2021
	Neuehouse, LLC		Senior Secured	12.0%		1,750,000	1,301,202	1,301,202	*
	Nevada Nanotech Systems, Inc.		Senior Secured	12.0%		814,573	758,532	758,532	6/1/2021
	NewGlobe Schools, Inc.		Senior Secured	12.5%		3,957,329	3,737,731	3,737,731	8/1/2022
	Northern Quinoa Production Corporation**^		Senior Secured	12.0%		7,083,472	6,854,943	6,854,943	11/1/2021
	Noteleaf, Inc.		Senior Secured	11.0%		793,693	783,388	783,388	9/1/2020
	Noteleaf, Inc.		Senior Secured	12.5%		1,470,312	1,375,901	1,375,901	4/1/2023
	Noteleaf, Inc. Subtotal					2,264,005	2,159,289	2,159,289
	Opya, Inc.		Senior Secured	12.0%		347,474	333,046	333,046	4/1/2021
	PDQ Enterprises LLC**		Senior Secured	11.0%		2,222,714	2,195,651	2,195,651	2/1/2021
	Percepto Robotics, Ltd.**^		Senior Secured	12.5%		374,899	364,867	364,867	8/1/2020
	Percepto Robotics, Ltd.**^		Senior Secured	12.5%		188,927	186,423	186,423	12/1/2020
	Percepto Robotics, Ltd.**^ Subtotal					563,826	551,290	551,290
	PLAE, Inc.		Senior Secured	9.0%	3.2%	885,256	870,237	870,237	12/1/2020
	Plant Prefab, Inc.		Senior Secured	11.0%		495,284	454,776	454,776	2/1/2022
	Plant Prefab, Inc.		Senior Secured	11.0%		495,373	484,335	484,335	2/1/2022
	Plant Prefab, Inc. Subtotal					990,657	939,111	939,111
	Platform Science, Inc.		Senior Secured	12.0%		1,237,033	1,141,296	1,141,296	2/1/2022
	Plenty Unlimited, Inc.		Senior Secured	9.0%	11.7%	901,736	880,235	880,235	1/1/2021
	Plenty Unlimited, Inc.		Senior Secured	9.0%	9.4%	950,088	941,255	941,255	3/1/2021
	Plenty Unlimited, Inc.		Senior Secured	9.0%	11.7%	2,598,565	2,515,921	2,515,921	9/1/2021
	Plenty Unlimited, Inc. Subtotal					4,450,389	4,337,411	4,337,411

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate	End of Term Payment	Principal	Cost	Fair Value	Maturity Date
	Plethora, Inc.		Senior Secured	11.2%		2,762,843	2,491,551	2,491,551	3/1/2022
	Romaine Empire, Inc.		Senior Secured	11.0%	4.1%	2,972,075	2,767,690	2,767,690	2/1/2023
	Saber es Poder, Inc.		Senior Secured	10.5%		495,435	468,021	468,021	3/1/2022
	Saber es Poder, Inc.		Senior Secured	10.5%		247,754	248,891	248,891	5/1/2022
	Saber es Poder, Inc. Subtotal					743,189	716,912	716,912
	SkyKick, Inc.		Senior Secured	10.5%		641,314	628,069	628,069	6/1/2020
	SkyKick, Inc.		Senior Secured	10.5%		280,170	277,600	277,600	10/1/2020
	SkyKick, Inc.		Senior Secured	10.5%		296,454	293,497	293,497	11/1/2020
	SkyKick, Inc.		Senior Secured	11.0%		4,952,002	4,707,778	4,707,778	6/1/2022
	SkyKick, Inc. Subtotal					6,169,940	5,906,944	5,906,944
	Strong Arm Technologies, Inc.		Senior Secured	12.0%		882,298	849,310	849,310	5/1/2021
	TAE Technologies, Inc.		Senior Secured	12.5%		7,227,608	7,016,301	7,016,301	3/1/2021
	TAE Technologies, Inc.		Senior Secured	12.5%		1,883,629	1,858,769	1,858,769	4/1/2021
	TAE Technologies, Inc. Subtotal					9,111,237	8,875,070	8,875,070
	Terramera, Inc.**^		Senior Secured	12.0%		1,389,746	1,321,558	1,321,558	4/1/2021
	Terramera, Inc.**^		Senior Secured	12.0%		695,028	683,948	683,948	4/1/2021
	Terramera, Inc.**^ Subtotal					2,084,774	2,005,506	2,005,506
	Theatro Labs, Inc.		Senior Secured	12.0%		1,483,523	1,436,785	1,436,785	8/1/2022
	Thras.io, Inc.		Senior Secured	12.0%	45.2%	270,994	237,368	237,368	4/1/2024
	Thras.io, Inc.		Senior Secured	12.0%	45.1%	179,570	179,570	179,570	4/1/2024
	Thras.io, Inc.		Senior Secured	12.0%	45.1%	177,037	177,037	177,037	5/1/2024
	Thras.io, Inc.		Senior Secured	12.0%	45.1%	262,500	262,500	262,500	6/1/2024
	Thras.io, Inc.		Senior Secured	19.3%	45.1%	350,000	350,000	350,000	6/1/2024
	Thras.io, Inc. Subtotal					1,240,101	1,206,475	1,206,475
	UniEnergy Technologies LLC		Senior Secured	12.2%		4,761,393	4,182,146	3,760,224	12/1/2020
	Velo Holdings Limited		Senior Secured	12.0%		2,474,902	2,288,478	2,288,478	6/1/2022
	Virtuix Holdings, Inc.		Senior Secured	11.0%		346,753	340,381	340,381	7/1/2020
	Virtuix Holdings, Inc.		Senior Secured	12.2%		247,262	240,830	240,830	4/1/2022
	Virtuix Holdings, Inc. Subtotal					594,015	581,211	581,211
	Voodoo Manufacturing, Inc.		Senior Secured	12.0%		371,151	337,527	337,527	3/1/2022
	Wheels Labs, Inc.		Senior Secured	12.5%		4,451,562	4,261,341	4,261,341	8/1/2022
	Wine Plum, Inc.		Senior Secured	11.0%		111,636	111,015	111,015	9/1/2019
	Wine Plum, Inc.		Senior Secured	11.0%		55,854	55,717	55,717	9/1/2019
	Wine Plum, Inc.		Senior Secured	11.0%		55,867	55,704	55,704	9/1/2019
	Wine Plum, Inc. Subtotal					223,357	222,436	222,436
Other Technology Total		48.9%				$109,026,103	$103,691,963	$102,518,418

Security
	Axonius, Inc.		Senior Secured	12.0%		$451,631	$434,098	$434,098	9/1/2021
	Karamba Security Ltd.**^		Senior Secured	12.0%		1,482,746	1,270,934	1,270,934	12/1/2021
	Nok Nok Labs, Inc.		Senior Secured	12.5%		405,476	372,841	372,841	12/1/2020
	Nok Nok Labs, Inc.		Senior Secured	12.5%		988,240	964,880	964,880	6/1/2022
	Nok Nok Labs, Inc. Subtotal					1,393,716	1,337,721	1,337,721
	Safetrust Holdings, Inc.		Senior Secured	12.5%		407,508	375,299	375,299	6/1/2021
	ThinAir Labs, Inc.		Senior Secured	18.0%		1,128,607	1,105,396	—	*
Security Total		1.6%				$4,864,208	$4,523,448	$3,418,052

Semiconductors and Equipment
	ETA Compute, Inc.		Senior Secured	10.2%		$36,783	$36,519	$36,519	10/1/2019
	ETA Compute, Inc.		Senior Secured	10.5%		123,604	122,781	122,781	8/1/2020
	ETA Compute, Inc.		Senior Secured	12.0%		1,441,407	1,382,196	1,382,196	11/1/2021
	ETA Compute, Inc. Subtotal					1,601,794	1,541,496	1,541,496
	Innophase, Inc.		Senior Secured	11.8%		5,696,759	5,519,542	5,519,542	6/1/2021
	Innophase, Inc.		Senior Secured	11.8%		2,442,891	2,405,288	2,405,288	6/1/2021
	Innophase, Inc. Subtotal					8,139,650	7,924,830	7,924,830

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate	End of Term Payment	Principal	Cost	Fair Value	Maturity Date
Semiconductors and Equipment Total		4.5%				$9,741,444	$9,466,326	$9,466,326

Software
	Alkanza Inc.		Senior Secured	12.5%		$742,020	$640,688	$640,688	3/1/2022
	Aptible, Inc.		Senior Secured	11.8%		159,233	156,331	156,331	2/1/2021
	ArborMetrix, Inc.		Senior Secured	11.5%		989,630	989,630	989,630	6/1/2022
	ArborMetrix, Inc.		Senior Secured	11.5%		3,462,042	3,307,341	3,307,341	6/1/2022
	ArborMetrix, Inc. Subtotal					4,451,672	4,296,971	4,296,971
	Blockdaemon, Inc.		Senior Secured	11.2%		218,371	198,520	198,519	8/1/2021
	Blockdaemon, Inc.		Senior Secured	11.2%		247,422	235,508	235,508	6/1/2022
	Blockdaemon, Inc. Subtotal					465,793	434,028	434,027
	Bloomboard, Inc.		Senior Secured	11.5%		2,507,253	1,876,360	1,759,258	*
	BlueCart, Inc.		Senior Secured	12.5%		119,530	118,154	118,154	1/1/2020
	BlueCart, Inc.		Senior Secured	12.8%		59,905	59,602	59,602	1/1/2020
	BlueCart, Inc. Subtotal					179,435	177,756	177,756
	Cloudleaf, Inc.		Senior Secured	12.0%		832,512	797,584	797,584	9/1/2021
	DealPath, Inc.		Senior Secured	11.0%		1,227,094	1,202,438	1,202,438	5/1/2021
	DemystData Limited		Senior Secured	11.8%		396,896	384,802	384,802	5/1/2020
	DemystData Limited		Senior Secured	11.8%		232,283	230,287	230,287	7/1/2020
	DemystData Limited Subtotal					629,179	615,089	615,089
	Drift Marketplace, Inc.		Senior Secured	11.0%		61,158	59,958	59,958	3/1/2020
	Drift Marketplace, Inc.		Senior Secured	11.0%		81,547	81,149	81,149	3/1/2020
	Drift Marketplace, Inc.		Senior Secured	11.0%		61,385	61,072	61,072	3/1/2020
	Drift Marketplace, Inc. Subtotal					204,090	202,179	202,179
	Dynamics, Inc.		Senior Secured	12.5%		6,557,312	5,728,098	5,728,098	8/1/2021
	Estify, Inc.		Senior Secured	11.5%		842,819	832,160	832,160	11/1/2020
	Fortress IQ, Inc.		Senior Secured	11.2%		617,073	592,905	592,905	11/1/2021
	Gearbox Software, LLC		Senior Secured	11.0%		1,586,688	1,522,482	1,522,482	9/1/2020
	Gearbox Software, LLC		Senior Secured	11.0%		1,188,831	1,182,368	1,182,368	11/1/2020
	Gearbox Software, LLC		Senior Secured	11.0%		1,802,978	1,792,699	1,792,699	3/1/2021
	Gearbox Software, LLC Subtotal					4,578,497	4,497,549	4,497,549
	GoFormz, Inc.		Senior Secured	12.0%		780,745	717,899	717,899	11/1/2020
	HealthPrize Technologies, LLC		Senior Secured	12.0%		55,577	54,911	54,911	12/1/2019
	Highfive Technologies, Inc.		Senior Secured	11.5%		3,724,982	3,628,582	3,628,581	10/1/2021
	ICX Media, Inc.		Senior Secured	12.5%		494,719	449,055	449,055	5/1/2022
	Interana, Inc.		Senior Secured	11.2%		2,440,968	2,370,178	2,370,178	6/1/2021
	Invoice2Go, Inc.		Senior Secured	11.8%		430,986	416,112	416,112	6/1/2020
	Invoice2Go, Inc.		Senior Secured	11.8%		1,215,338	1,186,566	1,186,566	4/1/2021
	Invoice2Go, Inc.		Senior Secured	11.8%		1,215,507	1,215,507	1,215,507	4/1/2021
	Invoice2Go, Inc.		Senior Secured	11.8%		1,041,998	1,041,998	1,041,998	4/1/2021
	Invoice2Go, Inc.		Senior Secured	12.0%		989,160	862,002	862,002	3/1/2022
	Invoice2Go, Inc.		Senior Secured	12.0%		989,590	972,077	972,077	7/1/2022
	Invoice2Go, Inc.		Senior Secured	12.0%		989,997	970,422	970,422	11/1/2022
	Invoice2Go, Inc. Subtotal					6,872,576	6,664,684	6,664,684
	Ipolipo, Inc.		Senior Secured	12.0%		2,473,300	2,375,033	2,375,033	12/1/2021
	JethroData, Inc.**^		Senior Secured	18.0%		704,868	681,877	306,631	*
	Loft, Inc.		Senior Secured	11.8%		624,258	597,272	597,272	9/1/2021
	Metarail, Inc.		Senior Secured	12.0%		633,331	600,636	418,298	10/1/2021
	Metawave Corporation		Senior Secured	12.0%		989,553	947,679	947,679	7/1/2022
	Metricly, Inc.		Senior Secured	12.2%		480,271	447,640	447,640	11/1/2021
	Mines.io, Inc.**^		Senior Secured	12.0%		232,701	225,739	225,739	7/1/2020
	Mines.io, Inc.**^		Senior Secured	12.2%		741,689	688,427	688,427	12/1/2021
	Mines.io, Inc.**^		Senior Secured	12.5%		494,512	494,512	494,512	3/1/2022
	Mines.io, Inc.**^ Subtotal					1,468,902	1,408,678	1,408,678
	Mintigo, Inc.**^		Senior Secured	10.0%		191,112	187,420	187,420	4/1/2020

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate	End of Term Payment	Principal	Cost	Fair Value	Maturity Date
	Mintigo, Inc.**^		Senior Secured	10.0%		245,414	243,824	243,824	7/1/2020
	Mintigo, Inc.**^		Senior Secured	10.0%		359,615	356,049	356,049	7/1/2021
	Mintigo, Inc.**^ Subtotal					796,141	787,293	787,293
	Oohlala Mobile, Inc.**^		Senior Secured	11.5%		225,823	225,823	225,823	9/1/2021
	Oohlala Mobile, Inc.**^		Senior Secured	11.5%		433,102	433,102	433,102	9/1/2021
	Oohlala Mobile, Inc.**^ Subtotal					658,925	658,925	658,925
	OrderGroove, Inc.		Senior Secured	12.0%		2,473,716	2,330,233	2,330,233	6/1/2023
	OrderGroove, Inc.		Senior Secured	12.0%		1,236,250	1,209,676	1,209,676	6/1/2023
	OrderGroove, Inc. Subtotal					3,709,966	3,539,909	3,539,909
	Owl Cameras, Inc.		Senior Secured	12.5%		3,459,895	3,212,982	3,212,982	12/1/2022
	PlushCare, Inc.		Senior Secured	11.8%		989,613	930,801	930,801	5/1/2022
	PrivCo Holdings, Inc.		Senior Secured	12.0%		345,975	330,924	330,924	2/1/2021
	Resilio, Inc.		Senior Secured	12.8%		181,169	151,169	151,169	3/1/2021
	Resilio, Inc.		Senior Secured	12.8%		196,417	196,417	196,417	5/1/2021
	Resilio, Inc. Subtotal					377,586	347,586	347,586
	Securly, Inc.		Senior Secured	11.5%		156,858	146,030	146,030	12/1/2020
	Securly, Inc.		Senior Secured	11.5%		470,726	464,620	464,620	12/1/2020
	Securly, Inc. Subtotal					627,584	610,650	610,650
	Skillshare, Inc.		Senior Secured	12.0%		1,628,700	1,550,290	1,550,290	6/1/2021
	Skillshare, Inc.		Senior Secured	12.5%		989,137	971,045	971,045	1/1/2022
	Skillshare, Inc.		Senior Secured	12.8%		989,258	970,699	970,699	4/1/2022
	Skillshare, Inc. Subtotal					3,607,095	3,492,034	3,492,034
	Stitch Labs, Inc.		Senior Secured	12.0%		1,483,988	1,376,206	1,376,206	2/1/2022
	Stitch Labs, Inc.		Senior Secured	12.2%		742,309	724,794	724,794	6/1/2022
	Stitch Labs, Inc. Subtotal					2,226,297	2,101,000	2,101,000
	Swivel, Inc.		Senior Secured	12.0%		247,420	225,634	225,634	8/1/2022
	Swivel, Inc.		Senior Secured	12.0%		247,474	247,474	247,474	10/1/2022
	Swivel, Inc. Subtotal					494,894	473,108	473,108
	Swrve, Inc.		Senior Secured	11.8%		1,087,028	1,062,315	1,062,315	11/1/2020
	Talla, Inc.		Senior Secured	12.5%		494,627	451,791	451,791	5/1/2022
	The/Studio Technologies, Inc.		Senior Secured	11.0%		321,618	310,200	310,200	6/1/2020
	Trendalytics Innovation Labs, Inc.		Senior Secured	12.8%		296,759	258,242	258,242	6/1/2022
	Unmetric, Inc.		Senior Secured	11.5%		109,639	107,235	107,235	2/1/2020
	VenueNext, Inc.		Senior Secured	11.0%		592,617	575,574	575,574	5/1/2020
	VenueNext, Inc.		Senior Secured	11.2%		1,265,148	1,257,946	1,257,946	7/1/2021
	VenueNext, Inc.		Senior Secured	11.2%		1,398,018	1,377,153	1,377,153	10/1/2021
	VenueNext, Inc. Subtotal					3,255,783	3,210,673	3,210,673
	Venuetize, LLC		Senior Secured	12.2%		247,254	220,962	220,962	4/1/2022
	Vuemix, Inc.		Senior Secured	11.2%		148,734	144,749	144,749	11/1/2020
	Workspot, Inc.		Senior Secured	12.0%		323,687	310,402	310,401	6/1/2020
	Workspot, Inc.		Senior Secured	12.0%		471,574	464,554	464,554	12/1/2020
	Workspot, Inc.		Senior Secured	12.0%		677,403	628,671	628,671	9/1/2021
	Workspot, Inc. Subtotal					1,472,664	1,403,627	1,403,626
	Xeeva, Inc.		Senior Secured	12.0%		1,137,207	1,129,598	1,129,598	7/1/2020
Software Total		32.0%				$71,603,316	$67,778,864	$67,104,175

Technology Services
	AirHelp, Inc.		Senior Secured	10.0%		$490,464	$481,502	$481,502	5/1/2020
	AirHelp, Inc.		Senior Secured	10.0%		287,495	285,460	285,460	7/1/2020
	AirHelp, Inc.		Senior Secured	10.0%		350,071	346,877	346,877	10/1/2020
	AirHelp, Inc. Subtotal					1,128,030	1,113,839	1,113,839
	Akademos, Inc.		Junior Secured	13.5%	1.5%	514,063	478,258	478,258	8/1/2020
	Blazent, Inc.		Senior Secured	12.0%		1,666,887	1,389,863	884,826	*
	Blue Technologies Limited**^		Senior Secured	11.0%		451,942	446,914	446,914	4/1/2020
	Callisto Media, Inc.		Senior Secured	10.0%		1,693,093	1,679,141	1,679,141	6/1/2020

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate	End of Term Payment	Principal	Cost	Fair Value	Maturity Date
	Callisto Media, Inc.		Senior Secured	10.0%		836,205	832,132	832,132	9/1/2020
	Callisto Media, Inc.		Senior Secured	10.0%		991,240	985,521	985,521	12/1/2020
	Callisto Media, Inc.		Senior Secured	10.0%		991,300	983,868	983,868	3/1/2021
	Callisto Media, Inc.		Senior Secured	10.0%		2,972,594	2,796,381	2,796,381	12/1/2021
	Callisto Media, Inc.		Senior Secured	10.0%		2,973,269	2,925,453	2,925,453	3/1/2022
	Callisto Media, Inc.		Senior Secured	10.0%		2,973,940	2,920,855	2,920,855	6/1/2022
	Callisto Media, Inc.		Senior Secured	10.0%		2,974,561	2,909,689	2,909,689	9/1/2022
	Callisto Media, Inc. Subtotal					16,406,202	16,033,040	16,033,040
	CloudIQ Ltd.**^		Senior Secured	12.0%		628,665	583,577	583,577	12/1/2020
	CloudIQ Ltd.**^		Senior Secured	12.0%		660,443	660,443	660,443	1/1/2021
	CloudIQ Ltd.**^		Senior Secured	12.0%		753,756	753,756	753,756	4/1/2021
	CloudIQ Ltd.**^ Subtotal					2,042,864	1,997,776	1,997,776
	Dolly, Inc.		Senior Secured	12.0%		647,833	630,192	630,192	5/1/2021
	Keyo AI Inc.		Senior Secured	10.0%		495,587	464,763	464,763	2/1/2022
	Liftit, Inc.**^		Senior Secured	12.0%		494,952	447,334	447,334	8/1/2022
	Loansnap Holdings Inc.**		Senior Secured	11.0%		2,724,688	2,574,407	2,574,407	6/1/2022
	PayJoy, Inc.**		Senior Secured	12.0%		18,897	18,867	18,867	8/1/2019
	PayJoy, Inc.**		Senior Secured	10.0%		872,566	837,849	837,849	8/1/2021
	PayJoy, Inc.** Subtotal					891,463	856,716	856,716
	Relimetrics, Inc.		Senior Secured	11.2%		371,246	352,738	352,738	1/1/2022
	Riffyn, Inc.		Senior Secured	11.5%		722,089	697,627	697,627	3/1/2021
	Riffyn, Inc.		Senior Secured	11.5%		406,969	400,785	400,785	6/1/2021
	Riffyn, Inc. Subtotal					1,129,058	1,098,412	1,098,412
	Sixup PBC, Inc.**		Senior Secured	18.0%		71,933	70,979	70,979	*
	SocialChorus, Inc.		Senior Secured	12.0%		1,202,709	1,165,679	1,165,679	1/1/2021
	SocialChorus, Inc.		Senior Secured	12.0%		801,838	792,715	792,715	1/1/2021
	SocialChorus, Inc. Subtotal					2,004,547	1,958,394	1,958,394
	TrueFacet, Inc.		Senior Secured	10.9%		946,610	911,092	243,852	*
	Zeel Networks, Inc.		Senior Secured	11.0%		456,901	449,131	449,131	8/1/2020
	Zeel Networks, Inc.		Senior Secured	11.0%		228,456	227,101	227,101	8/1/2020
	Zeel Networks, Inc.		Senior Secured	11.0%		228,472	226,907	226,907	8/1/2020
	Zeel Networks, Inc.		Senior Secured	11.0%		1,237,658	1,161,818	1,161,818	3/1/2022
	Zeel Networks, Inc.		Senior Secured	11.0%		1,238,017	1,215,698	1,215,698	3/1/2022
	Zeel Networks, Inc. Subtotal					3,389,504	3,280,655	3,280,655
Technology Services Total		15.7%				$35,377,409	$34,105,372	$32,933,095

Wireless
	Juvo Mobile, Inc.**		Senior Secured	11.0%		$55,863	$55,429	$55,429	9/1/2019
	Juvo Mobile, Inc.**		Senior Secured	11.0%		128,001	127,494	127,494	1/1/2020
	Juvo Mobile, Inc.**		Senior Secured	11.0%		145,631	144,899	144,899	2/1/2020
	Juvo Mobile, Inc.** Subtotal					329,495	327,822	327,822
	Nextivity, Inc.		Senior Secured	12.0%		3,840,093	3,839,830	3,839,830	6/1/2021
	Nextivity, Inc.		Senior Secured	12.0%		1,047,662	1,047,662	1,047,662	6/1/2021
	Nextivity, Inc. Subtotal					4,887,755	4,887,492	4,887,492
	Parallel Wireless, Inc.		Senior Secured	11.8%		1,269,207	1,253,975	1,253,975	4/1/2020
	Parallel Wireless, Inc.		Senior Secured	11.8%		845,674	839,228	839,228	10/1/2020
	Parallel Wireless, Inc. Subtotal					2,114,881	2,093,203	2,093,203
Wireless Total		3.5%				$7,332,131	$7,308,517	$7,308,517
Grand Total		175.7%				$394,788,067	$377,401,288	$368,482,704

* As of June 30, 2019, loans with a cost basis of $17.7 million and a fair value of $10.5 million were classified as non-accrual. These loans have been accelerated from their original maturity and are due in their entirety. During the period for which these loans have been on non-accrual status, no interest income has been recognized.

** Indicates assets that the Fund deems “non-qualifying assets” under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of the Fund’s total assets at the time of acquisition of any additional non-qualifying assets. As of June 30, 2019, 11.2% of the Fund’s total assets represented non-qualifying assets. As part of this calculation, the numerator consists of all eligible portfolio companies as defined in Section 2(a)(46) of the 1940 Act; and the denominator consists of total assets less the assets described in Section 55(a)(7) of the 1940 Act.

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

In the Manager’s opinion, the accompanying condensed interim financial statements (hereafter referred to as “financial statements”) include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the six months ended June 30, 2019 are not necessarily indicative of what the results would be for a full year. These financial statements should be read in conjunction with the financial statements and the notes included in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2018.

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
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand and money market mutual funds with maturities of 90 days or less. Money market mutual funds held as cash equivalents are valued at their most recently traded net asset value. Within cash and cash equivalents, as of June 30, 2019, the Fund held 13,643,126 units in the Blackrock Treasury Trust Institutional

Fund valued at $1 per unit at a yield of 1.95% and $18,921 in cash, both together represented 6.51% of the net assets of the Fund.
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

As of June 30, 2019 and December 31, 2018, the financial statements included nonmarketable investments of $368.5 million and $399.0 million, respectively, (or 95.0% and 93.9% of the total assets, respectively), with the fair values determined by the Manager in the absence of readily determinable market values. Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Below is the information used by the Manager in making these estimates.

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
As of June 30, 2019, loans with a cost basis of $17.7 million and a fair value of $10.5 million were classified as non-accrual. As of December 31, 2018, loans with a cost basis of $8.5 million and a fair value of $4.5 million were classified as non-accrual.

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

The remaining expected lives of warrants are based on historical experience of the average life of the warrants, as warrants are often exercised in the event of acquisitions, mergers, or initial public offerings, and terminated due to events such as bankruptcies, restructuring activities, or additional financings. These events cause the expected term to be less than the remaining contractual term of the warrants. For the six months ended June 30, 2019 and 2018, the Fund assumed the average duration of a warrant is 3.5 years since inception. The effect of a hypothetical increase in the estimated initial term of the warrants used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants.

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

As of June 30, 2019 and December 31, 2018, the fair values of Other assets and accrued liabilities are estimated at their carrying values because of the short-term nature of these assets and liabilities.
As of June 30, 2019 and December 31, 2018, based on the borrowing rates available to the Fund, the estimated fair values of the borrowings under the debt facility were $173.5 million and $203.0 million, respectively.
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

Interest Rate Cap Agreement

The Fund had entered into an interest rate cap agreement which was primarily valued on the basis of the future expected interest rates on the remaining notional principal balance (see Note 8). This methodology was comparable to what a prospective acquirer would use in determining the amount they would pay on the measurement date. Valuation pricing models utilized to fair value the cap consider inputs such as forward rates, anticipated interest rate volatility relating to the reference rate, as well as time value and other factors underlying cap instruments. The interest rate cap contracts were recorded in the Condensed Statements of Assets and Liabilities at the estimated fair value. Subsequent changes in fair value were recorded in Net change in unrealized gain (loss) from derivative instruments in the Condensed Statements of Operations and the quarterly interest received on the interest rate cap contracts, if any, was recorded in Net realized gain (loss) from derivative instruments in the Condensed Statements of Operations. The interest rate cap agreement was canceled in April 2018 and the value was rolled over into an interest rate swap agreement effective March 30, 2018. Since inception through their cancellation, no interest was received on interest rate cap contracts.
Interest Rate Swap Agreement

The Fund entered into an interest rate swap agreement to hedge its interest rate on its expected borrowings under its debt facility (see Note 9). The Fund has entered into two types of swap transactions. The cancellable interest rate swap transaction is primarily valued on the basis of quotes obtained from banks, brokers and dealers and adjusted for counterparty risk and the optionality to terminate the swap early. The interest rate swap and floor transaction is also valued on the basis of quotes obtained from banks, brokers and dealers and adjusted for the counterparty risk and the interest rate floor. The valuation of both swap transactions also considers the future expected interest rates on the notional principal balances remaining which is comparable to what a prospective acquirer would pay on the measurement date. Valuation pricing models consider inputs such as forward rates, anticipated interest rate volatility relating to the reference rate, as well as time value and other factors underlying swap instruments. The transactions are recorded at fair value in either Derivative asset - interest rate swap or Derivative liability - interest rate swap in the Condensed Statements of Assets and Liabilities, depending on whether the value of the transaction is in favor of the Fund or the counterparty. The changes in fair value are recorded in Net change in unrealized gain (loss) from derivative instruments in the Condensed Statements of Operations and the quarterly interest received or paid on the interest rate swap transaction, if any, is recorded in Net realized gain (loss) from derivative instruments in the Condensed Statements of Operations. The interest rate swap agreement terminates on September 11, 2020. The cancellable interest rate swap has an option to terminate the swap early on March 31, 2020.

3. FAIR VALUE DISCLOSURES
The Fund provides asset-based financing primarily to start-up and emerging growth venture-backed companies pursuant to commitments whereby the Fund agrees to finance assets and provide working or growth capital up to a specified amount for the term of the commitment, upon the terms and subject to the conditions specified by such commitment. Even though these loans are generally secured by the assets of the borrowers, the Fund in most cases is subject to the credit risk of such companies. As of June 30, 2019, the Fund’s investments in loans were primarily to companies based within the United States and were diversified among borrowers in the industry segments shown in the Condensed Schedules of Investments. All loans are senior to unsecured creditors and other secured creditors, unless as indicated in the Condensed Schedules of Investments.

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

For the three and six months ended June 30, 2019, the weighted-average interest rate on performing loans was 21.74% and 18.74%, respectively, which was inclusive of both cash and non-cash interest income. For the three and six months ended June 30, 2019, the weighted-average interest rate on the cash portion of the interest income was 17.70% and 15.13%, respectively. For the three and six months ended June 30, 2018, the weighted-average interest rate on performing loans was 16.13% and 15.61%, respectively, which was inclusive of both cash and non-cash interest income. For the three and six months ended June 30, 2018, the weighted-average interest rate on the cash portion of the interest income was 13.10% and 12.67%, respectively.

For the three and six months ended June 30, 2019, the weighted-average interest rate on all loans was 21.09% and 18.33%, respectively, which was inclusive of both cash and non-cash interest income. For the three and six months ended June 30, 2019, the weighted-average interest on the cash portion of the interest income was 17.17% and 14.80%, respectively. For the three and six months ended June 30, 2018, the weighted-average interest rate on all loans was 16.03% and 15.53%, respectively, which was inclusive of both cash and non-cash interest income. For the three and six months ended June 30, 2018, the weighted-average interest on the cash portion of the interest income was 13.01% and 12.61%, respectively.

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

All loans as of June 30, 2019 and December 31, 2018 were pledged as collateral for the debt facility, and the Fund’s borrowings are generally collateralized by all assets of the Fund. As of June 30, 2019 and December 31, 2018, the Fund had unexpired unfunded commitments to borrowers of $70.5 million and $64.9 million, respectively.

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

Transfers of investments between levels of the fair value hierarchy are recorded on the actual date of the event or change in circumstances that caused the transfer. There were no transfers in and out of Level 1, 2, and 3 during the three and six months ended June 30, 2019 and 2018.

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

The following tables provide quantitative information about the Fund’s Level 3 fair value measurements of the Fund’s investments by industry as of June 30, 2019 and December 31, 2018. In addition to the techniques and inputs noted in the tables below, the Fund may also use other valuation techniques and methodologies when determining its fair value measurements.

Investment Type - Level 3
Debt Investments	Fair Values at June 30, 2019	Valuation Techniques / Methodologies	Unobservable Inputs	Weighted Averages / Amounts or Ranges

Biotechnology	$1,391,594	Hypothetical market analysis	Hypothetical market coupon rate	15%
		Income approach	Expected amount and timing of cash flow payments	$0

Computers and Storage	1,798,337	Hypothetical market analysis	Hypothetical market coupon rate	24%

Enterprise Networking	3,216,569	Hypothetical market analysis	Hypothetical market coupon rate	15%

Investment Type - Level 3
Debt Investments	Fair Values at June 30, 2019	Valuation Techniques / Methodologies	Unobservable Inputs	Weighted Averages / Amounts or Ranges
Internet	67,725,337	Hypothetical market analysis	Hypothetical market coupon rate	15%
		Income approach	Expected amount and timing of cash flow payments	$8,279,138
			Discount rate	3%

Medical Devices	29,222,120	Hypothetical market analysis	Hypothetical market coupon rate	17%
		Income approach	Expected amount and timing of cash flow payments	$10,961,111
			Discount rate	3%

Other Healthcare	42,380,164	Hypothetical market analysis	Hypothetical market coupon rate	14%
		Income approach	Expected amount and timing of cash flow payments	$0 - $1,963,141
			Discount rate	0% - 3%

Other Technology	102,518,418	Hypothetical market analysis	Hypothetical market coupon rate	16%
		Income approach	Expected amount and timing of cash flow payments	$0 - $5,163,615
			Discount rate	0% - 3%

Security	3,418,052	Hypothetical market analysis	Hypothetical market coupon rate	20%
		Income approach	Expected amount and timing of cash flow payments	$0

Semiconductors and Equipment	9,466,326	Hypothetical market analysis	Hypothetical market coupon rate	15%

Software	67,104,175	Hypothetical market analysis	Hypothetical market coupon rate	16%
		Income approach	Expected amount and timing of cash flow payments	$494,539 - $3,128,760
			Discount rate	3%

Investment Type - Level 3
Debt Investments	Fair Values at June 30, 2019	Valuation Techniques / Methodologies	Unobservable Inputs	Weighted Averages / Amounts or Ranges

Technology Services	32,933,095	Hypothetical market analysis	Hypothetical market coupon rate	13%
		Income approach	Expected amount and timing of cash flow payments	$70,979 - $1,895,627
			Discount rate	0% - 3%

Wireless	7,308,517	Hypothetical market analysis	Hypothetical market coupon rate	13%

Total debt investments	$368,482,704

Investment Type - Level 3
Debt Investments	Fair Values at December 31, 2018	Valuation Techniques / Methodologies	Unobservable Inputs	Weighted Averages / Amounts or Ranges

Biotechnology	$1,555,663	Hypothetical market analysis	Hypothetical market coupon rate	15%
		Income approach	Expected amount and timing of cash flow payments	$0

Computers and Storage	2,848,813	Hypothetical market analysis	Hypothetical market coupon rate	21%

Enterprise Networking	3,266,067	Hypothetical market analysis	Hypothetical market coupon rate	15%

Internet	78,722,609	Hypothetical market analysis	Hypothetical market coupon rate	15%
		Income approach	Expected amount and timing of cash flow payments	$9,329,138
			Discount rate	4%

Medical Devices	24,688,884	Hypothetical market analysis	Hypothetical market coupon rate	16%
		Income approach	Expected amount and timing of cash flow payments	$11,800,605
			Discount rate	4%

Investment Type - Level 3
Debt Investments	Fair Values at December 31, 2018	Valuation Techniques / Methodologies	Unobservable Inputs	Weighted Averages / Amounts or Ranges
Other Healthcare	46,191,570	Hypothetical market analysis	Hypothetical market coupon rate	14%
		Income approach	Expected amount and timing of cash flow payments	$190,000 - $1,648,552
			Discount rate	4%

Other Technology	113,584,105	Hypothetical market analysis	Hypothetical market coupon rate	15%
		Income approach	Expected amount and timing of cash flow payments	$0 - $2,787,929
			Discount rate	0% - 4%

Security	3,553,554	Hypothetical market analysis	Hypothetical market coupon rate	20%
		Income approach	Expected amount and timing of cash flow payments	$0

Semiconductors and Equipment	11,238,444	Hypothetical market analysis	Hypothetical market coupon rate	15%

Software	70,661,708	Hypothetical market analysis	Hypothetical market coupon rate	16%
		Income approach	Expected amount and timing of cash flow payments	$0 - $3,253,760
			Discount rate	0% - 4%

Technology Services	33,040,931	Hypothetical market analysis	Hypothetical market coupon rate	13%
		Income approach	Expected amount and timing of cash flow payments	$751,771 - $2,459,113
			Discount rate	4%

Wireless	9,628,183	Hypothetical market analysis	Hypothetical market coupon rate	13%
Total debt investments	$398,980,531

The following tables present the balances of assets and liabilities as of June 30, 2019 and December 31, 2018 measured at fair value on a recurring basis:

As of June 30, 2019
ASSETS:	Level 1	Level 2	Level 3	Total
Loans†	$—	$—	$368,482,704	$368,482,704
Cash and cash equivalents	13,662,047	—	—	13,662,047
Total assets	$13,662,047	$—	$368,482,704	$382,144,751

LIABILITIES:	Level 1	Level 2	Level 3	Total
Borrowings under debt facility	$—	$173,500,000	$—	$173,500,000
Derivative liability - interest rate swap	—	406,737	—	406,737
Total liabilities	$—	$173,906,737	$—	$173,906,737

As of December 31, 2018
ASSETS:	Level 1	Level 2	Level 3	Total
Loans†	$—	$—	$398,980,531	$398,980,531
Derivative asset - interest rate swap	—	616,148	—	616,148
Cash and cash equivalents	19,388,362	—	—	19,388,362
Total assets	$19,388,362	$616,148	$398,980,531	$418,985,041

LIABILITIES:	Level 1	Level 2	Level 3	Total
Borrowings under debt facility	$—	$203,000,000	$—	$203,000,000
Total liabilities	$—	$203,000,000	$—	$203,000,000

† For a detailed listing of borrowers comprising this amount, please refer to the Condensed Schedules of Investments.

The following tables provide a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Three Months Ended June 30, 2019
	Loans	Convertible Loan	Stock	Warrants
Beginning balance	$394,753,976	$—	$—	$—
Acquisitions and originations	38,512,500	4,310,753	632,454	3,724,400
Principal reductions and amortization of discounts	(62,093,122)	—	—	—
Distributions to shareholder	—	(4,310,753)	(632,454)	(3,724,400)
Net change in unrealized gain (loss) from loans	(2,205,184)	—	—	—
Net realized loss from loans	(485,466)	—	—	—
Ending balance	$368,482,704	$—	$—	$—
Net change in unrealized gain (loss) from loans relating to loans still held at June 30, 2019	$(3,119,289)

	For the Six Months Ended June 30, 2019
	Loans	Convertible Loan	Stock	Warrants
Beginning balance	$398,980,531	$—	$—	$—
Acquisitions and originations	70,700,000	4,310,753	632,454	6,213,125
Principal reductions and amortization of discounts	(98,126,819)	—	—	—
Distributions to shareholder	—	(4,310,753)	(632,454)	(6,213,125)
Net change in unrealized gain (loss) from loans	(2,589,667)	—	—	—
Net realized loss from loans	(481,341)	—	—	—
Ending balance	$368,482,704	$—	$—	$—
Net change in unrealized gain (loss) from loans relating to loans still held at June 30, 2019	$(2,589,667)

	For the Three Months Ended June 30, 2018		For the Six Months Ended June 30, 2018
	Loans	Warrants	Loans	Warrants
Beginning balance	$402,386,517	$—	$310,710,678	$—
Acquisitions and originations	61,000,000	4,465,094	176,295,806	11,130,644
Principal reductions and amortization of discounts	(26,328,445)	—	(48,138,662)	—
Distributions to shareholder	—	(4,465,094)	—	(11,130,644)
Net change in unrealized gain (loss) from loans	294,654	—	(1,227,469)	—
Net realized loss from loans	(1,295,529)	—	(1,583,156)	—
Ending balance	$436,057,197	$—	$436,057,197	$—
Net change in unrealized gain (loss) from loans relating to loans still held at June 30, 2018	$(777,796)		$(2,597,212)

4.	EARNINGS PER SHARE
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
As of both June 30, 2019 and December 31, 2018, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding. Total committed capital of the Company, as of both June 30, 2019 and December 31, 2018, was $423.6 million. Total contributed capital to the Company through June 30, 2019 and December 31, 2018 was both $347.4 million, of which $297.6 million was contributed to the Fund as of both periods.

The chart below shows the distributions of the Fund for the six months ended June 30, 2019 and 2018.

	For the Six Months Ended June 30, 2019	For the Six Months Ended June 30, 2018
Cash distributions	$17,100,000	$—
Distributions of equity securities and convertible loan	11,156,332	11,130,644
Total distributions to shareholder	$28,256,332	$11,130,644

Final classification of the distributions as either a return of capital or a distribution of income is an annual determination made at the end of each year dependent upon the Fund’s current year and cumulative earnings and profits.
6.  DEBT FACILITY
On April 5, 2016, the Fund established a secured, syndicated revolving loan facility in an initial amount up to $150.0 million, (the “Loan Agreement”) led by Wells Fargo, N.A. and MUFG Union Bank, N.A. On September 11, 2017, the Loan Agreement was amended (the “Amended Loan Agreement”) and the borrowing availability thereunder increased the size of the facility to $280.0 million. An additional $75.0 million is potentially available to the Fund, subject to further negotiation and credit approval, through an accordion provision contained in the Amended Loan Agreement. All of the assets of the Fund collateralize borrowings by the Fund. Loans under the facility may be, at the option of the Fund, a Reference Rate Loan, a LIBOR Loan or a LIBOR Market Index Rate Loan. A Reference Rate Loan is defined as a loan bearing interest at the highest of: (a) the Federal Funds Rate for such day plus one half of one percent (0.50%), (b) the prime rate and (c) LIBOR loan period of one month plus one percent (1%) (“Reference Rate”). A LIBOR Loan is defined as a loan bearing interest at the prevailing LIBOR rate for a period equal to the applicable LIBOR Loan period which appears on the Reuters Screen LIBOR01 Page (or any applicable successor page) at approximately 11:00 a.m. (London time) two (2) business days prior to the first day of the applicable LIBOR Loan period (rounded upward, if necessary, to the nearest 1/100th of 1%) divided by one minus the percentage (expressed as a decimal and rounded upwards, if necessary, to the next higher 1/100th of 1%) which is in effect for such day as prescribed by the Board of Governors of the Federal Reserve System (or any successor) for determining the maximum reserve requirement (including, without limitation, any basic, supplemental or emergency reserves) in respect of eurocurrency liabilities or any similar category of liabilities for a member bank of the Federal Reserve System in New York City (“LIBOR Reserve Percentage”) (“LIBOR”). A LIBOR Market Index Rate Loan is defined as a loan bearing interest, for any day, at a variable rate of interest equal to the one-month LIBOR (“LIBOR Market Index Rate”) based on a minimum deposit of at least $5.0 million for a period equal to one month which appears on the Reuters Screen LIBOR01 Page (or any applicable successor page) at approximately 11:00 a.m. (London time) on such date of determination, or if not a business day, then the immediate preceding business day (rounded upward, if necessary to the nearest 1/100th of 1%). As of June 30, 2019, the Fund’s outstanding borrowings were entirely based on the LIBOR rate. The facility terminates on September 11, 2020, but can be accelerated in the event of default, such as failure by the Fund to make timely interest or principal payments.

Borrowings under the facility are collateralized by receivables from loans to portfolio companies advanced by the Fund with assignment of such receivables to the financial institution, plus all of the other assets of the Fund. The Fund pays interest on its borrowings and a fee on the unused portion of the facility. Under the Amended Loan Agreement, interest is charged to the Fund based on its borrowings at, pursuant to the election of the Fund, an annual rate of either (i) Reference Rate plus 1.75%, (ii) LIBOR plus 2.75% or (iii) LIBOR Market Index Rate plus 2.75%. When the Fund is using 50% or more of the maximum amount available under the Amended Loan Agreement, the applicable commitment fee is 0.25% of the unused portion of the loan facility; otherwise, the applicable commitment fee is 0.50% of the unused portion. The Fund pays the unused credit line fee quarterly. As of June 30, 2019 and December 31, 2018, $173.5 million and $203.0 million were outstanding under the facility, respectively.

As of June 30, 2019, the LIBOR rate was as follows:

1-Month LIBOR	2.3980%
3-Month LIBOR	2.3199%

Bank fees and other costs of $2.2 million incurred in connection with the acquisition of the facility have been capitalized and are amortized to interest expense on a straight-line basis over the expected life of the facility. As of June 30, 2019, the unamortized fees and costs of $0.7 million are being amortized over the expected life of the facility, which is expected to terminate on September 11, 2020.

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

The following is the summary of the outstanding facility draws as of June 30, 2019:

Roll-Over/Draw Date	Amount	Maturity Date*	All-In Interest Rate**
June 26, 2019	$173,500,000	July 26, 2019	5.16%
Total Outstanding	$173,500,000
*On July 26, 2019, Management elected to roll over $148.5 million to a 1-Month LIBOR Loan maturing on August 27, 2019 with an all-in interest rate of 5.02% and converted $25.0 million to a LIBOR Market Index Rate loan. On July 29, 2019, Management elected to reduce the principal of the LIBOR Market Index Rate loan by $10.0 million.

**Inclusive of 2.75% applicable LIBOR margin plus LIBOR rate.
7. MANAGEMENT FEE
As compensation for its services to the Fund, for the two-year period that commenced with the first capital closing, which took place on August 8, 2015, the Manager received a management fee (“Management Fee”) computed and paid at the end of each quarter at an annual rate of 2.5% of the Company’s committed equity capital (regardless of when or if the capital was called) as of the last day of each fiscal quarter. Following this two-year period, starting on August 12, 2017, Management Fees are calculated and paid at the end of each quarter at an annual rate of 2.5% of the Fund’s total assets (including amounts derived from borrowed funds) as of the last day of each quarter. Management Fees of $2.4 million and $2.8 million were recognized as expenses for the three months ended June 30, 2019 and 2018, respectively. Management Fees of $4.9 million and $5.4 million were recognized as expenses for the six months ended June 30, 2019 and 2018, respectively.
8. INTEREST RATE CAP AGREEMENT
In September 2016, the Fund had entered into an interest rate cap agreement with MUFG Union Bank, N.A. to cap floating interest rates at 2.00%. The purpose of the interest rate cap agreement was to protect the Fund against rising interest rates, as the Fund originates loans with fixed interest rates. The Fund adjusted the notional principal amount through the addition of contracts as the outstanding balance under the debt facility increased. On April 12, 2018, Management elected to convert all of the Fund’s existing rate cap contracts with notional amounts totaling $87.0 million into a cancellable interest rate swap agreement with a notional amount of $102.0 million with an effective date of March 30, 2018. As of June 30, 2019 and December 31, 2018, the Fund had no interest rate cap contracts as all the caps were terminated as of March 30, 2018. The average notional amount of the caps was zero for both three months ended June 30, 2019 and 2018. The average notional amount of the caps was zero and $43.5 million for the six months ended June 30, 2019 and 2018, respectively.

The Fund paid initial costs for the cap agreements of $0.4 million, which were amortized on a straight-line basis until the cap was terminated as of March 30, 2018.

For the three and six months ended June 30, 2019 and 2018, the interest rate caps had the following effect on the Fund’s Condensed Statements of Operations:

		For the Three Months Ended		For the Six Months Ended
Derivatives:	Location on Condensed Statement of Operations	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Interest rate cap agreement	Net change in unrealized gain (loss) from derivative instruments	$—	$(571,704)	$—	$(7,854)
	Net realized gain (loss) from derivative instruments	$—	$571,704	$—	$571,704

9. INTEREST RATE SWAP AGREEMENT
The purpose of the interest rate swap agreement is to protect the Fund against rising interest rates, as the Fund originates loans with fixed interest rates. On April 12, 2018, the Fund entered into a cancellable interest rate swap transaction with MUFG Union Bank, N.A. with a preliminary notional amount of $102.0 million to convert floating liabilities to fixed rates. Effective June 30, 2019, the Fund entered into a interest rate swap and floor transaction with a notional amount of $90.0 million to convert floating liabilities to fixed rates. The Fund continues to adjust the notional principal amount as the outstanding balance under the debt facility changes. As of June 30, 2019, the Fund had two interest rate swap transactions with an aggregate notional principal amount of $192.0 million. The Fund pays a weighted-average fixed rate of 2.11% and receives from the counterparty a floating rate based upon a 1-Month LIBOR rate. Payments are made monthly and will terminate on September 11, 2020. The cancellable swap transaction includes an option for the Fund to terminate the swap early on March 31, 2020. Payments to or from the counterparty are recorded to Net realized gain (loss) from derivative instruments. As of June 30, 2019, the 1-Month LIBOR rate was 2.3980%.

Upon the conversion of the interest rate caps into the cancellable interest rate swap, the initial costs associated with the cap agreements were transferred to the swap. However, the total cost of $0.8 million was immediately recognized as a realized loss since the purchase value of the interest rate caps was used to reduce the fixed rate percentage of the interest rate swap transaction.

As of June 30, 2019 and December 31, 2018, the fair value of the Fund’s interest rate swaps were as follows:

	June 30, 2019		December 31, 2018
Derivatives:	Location on Condensed Statements of Assets and Liabilities	Fair Value	Location on Condensed Statements of Assets and Liabilities	Fair Value
Interest rate swap agreement	Derivative liability - interest rate swap	$406,737	Derivative asset - interest rate swap	$616,148

For the three and six months ended June 30, 2019 and 2018, the interest rate swaps had the following effect on the Fund’s Condensed Statements of Operations:

		For the Three Months Ended		For the Six Months Ended
Derivatives:	Location on Condensed Statements of Operations	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Interest rate swap agreement	Net change in unrealized gain (loss) from derivative instruments	$(699,692)	$973,853	$(1,022,885)	$973,853
	Net realized gain (loss) from derivative instruments	$70,865	$(901,527)	$146,967	$(901,527)
10. TAX STATUS
The Fund has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code (the “Code”) and operates in a manner to qualify for the tax treatment applicable to RICs. Failing to maintain at least 70% of total assets in “qualifying assets” will result in the loss of BDC status, resulting in losing its favorable tax treatment as a RIC. As of June 30, 2019, the Fund has met the BDC and RIC requirements.

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

As of June 30, 2019:

Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)	Fair Value
Loans	$377,401,288	$—	$(8,918,584)	$(8,918,584)	$368,482,704
Total	$377,401,288	$—	$(8,918,584)	$(8,918,584)	$368,482,704

Derivative, Liability	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)	Fair Value
Derivative liability - interest rate swap	$—	$—	$(406,737)	$(406,737)	$(406,737)
Total	$—	$—	$(406,737)	$(406,737)	$(406,737)

As of December 31, 2018:

Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)	Fair Value
Loans	$405,309,448	$—	$(6,328,917)	$(6,328,917)	$398,980,531
Total	$405,309,448	$—	$(6,328,917)	$(6,328,917)	$398,980,531

Derivative, asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)	Fair Value
Derivative asset - interest rate swap	$—	$616,148	$—	$616,148	$616,148
Total	$—	$616,148	$—	$616,148	$616,148

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

Through June 30, 2019, the Fund had no undistributed earnings. The Fund anticipates distributing the undistributed earnings during the year. The Fund may pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce the shareholder’s tax basis in its shares.

The Fund’s tax returns remain open for examination by the federal government for a period of three years and California tax authorities for a period of four years from when they are filed. As of June 30, 2019, the Fund had no uncertain tax positions and no capital loss carryforwards.
11. UNEXPIRED UNFUNDED COMMITMENTS
As of June 30, 2019 and December 31, 2018, the Fund’s unexpired unfunded commitments to borrowers totaled $70.5 million and $64.9 million, respectively. Because venture loans are privately negotiated transactions, investments in these assets are relatively illiquid. It is the Manager’s experience that not all unexpired unfunded commitments will be used by the borrowers. Many credit agreements contain provisions which are milestone dependent and not all borrowers will achieve these milestones. Additionally, the Fund’s credit agreements contain provisions that give relief from funding obligations in the event the borrower has a material adverse change to its financial condition. Therefore, the unexpired unfunded commitments do not necessarily reflect future cash requirements or future investments for the Fund.

The tables below are the Fund’s unexpired unfunded commitments as of June 30, 2019 and December 31, 2018:

As of June 30, 2019:

Borrower	Industry	Unexpired Unfunded Commitment	Expiration Date
Antheia, Inc.	Biotechnology	$1,500,000	12/31/2019
Apollo Flight Research Inc.	Other Technology	250,000	01/31/2020
AvantStay, Inc.	Other Technology	500,000	07/31/2019
Callisto Media, Inc.	Technology Services	12,500,000	12/31/2020
DOSH Holdings, Inc.	Other Technology	3,750,000	01/15/2020
FLYR, Inc.	Internet	1,500,000	07/31/2019
GoForward, Inc.	Other Healthcare	12,500,000	07/01/2020
Higher Ground Education, Inc.	Other Technology	2,500,000	09/30/2019
Invoice2Go, Inc.	Software	2,000,000	12/31/2019
Ipolipo, Inc.	Software	750,000	07/31/2019
Lifit, Inc.	Technology Services	1,000,000	01/30/2020
MacArthur Court Acquisition Corporation	Other Healthcare	5,000,000	01/01/2021
MyPizza Technologies, Inc.	Internet	2,500,000	09/30/2019
NeuMoDx Molecular, Inc.	Medical Devices	3,000,000	09/30/2019
Noteleaf, Inc.	Other Technology	1,000,000	01/31/2020
Opya, Inc.	Other Technology	1,000,000	08/15/2019
OrderGroove, Inc.	Software	1,250,000	09/30/2019
Osix Corporation	Internet	150,000	07/31/2019
Owl Cameras, Inc.	Software	3,000,000	01/01/2020
Plant Prefab, Inc.	Other Technology	500,000	07/31/2019
Platform Science, Inc.	Other Technology	1,750,000	10/31/2019
PlushCare, Inc.	Software	750,000	07/31/2019
Romaine Empire, Inc.	Other Technology	3,000,000	07/31/2019
Stitch Labs, Inc.	Software	750,000	01/31/2020
Talla, Inc.	Software	500,000	12/31/2019
Thras.io, Inc.	Other Technology	525,000	03/29/2021
Thrive Financial, Inc.	Technology Services	2,500,000	12/31/2019
Trendalytics Innovation Labs, Inc.	Software	450,000	01/31/2020
Venuetize, LLC	Software	500,000	09/30/2019
Virtuix Holdings, Inc.	Other Technology	250,000	07/31/2019
Visual Supply Company	Internet	2,500,000	03/31/2020
Voodoo Manufacturing, Inc.	Other Technology	375,000	02/28/2020
Wheels Labs, Inc.	Other Technology	500,000	07/31/2019
Total		$70,500,000

As of December 31, 2018:

Borrower	Industry	Unexpired Unfunded Commitment	Expiration Date
Aclima, Inc.	Other Technology	$875,000	05/31/2019
Antheia, Inc.	Biotechnology	1,500,000	12/31/2019
Blockdaemon, Inc.	Software	250,000	01/31/2019
Brightside Benefit, Inc.	Other Technology	1,000,000	05/31/2019
Callisto Media, Inc.	Technology Services	3,000,000	03/31/2019
Caredox, Inc.	Other Healthcare	625,000	04/30/2019
CytoVale, Inc.	Medical Devices	1,125,000	02/28/2019
Discover Echo, Inc.	Other Healthcare	1,000,000	02/28/2019
Emerald Cloud Lab, Inc.	Other Healthcare	6,556,001	03/30/2019
Figure 1, Inc.	Internet	1,000,000	04/01/2019
Fitplan, Inc.	Other Technology	250,000	01/31/2019
FLYR, Inc.	Internet	1,500,000	07/31/2019
Hometap Equity Partners, LLC	Other Technology	2,000,000	03/31/2019
Invoice2Go, Inc.	Software	4,000,000	12/31/2019
Ipolipo, Inc.	Software	750,000	07/31/2019
Karamba Security Ltd.	Security	8,500,000	03/31/2019
Keyo AI Inc.	Technology Services	500,000	01/31/2019
Kogniz, Inc.	Other Technology	375,000	04/30/2019
Linden Research Inc.	Internet	5,000,000	01/15/2019
Metricly, Inc.	Software	500,000	04/30/2019
NeuMoDx Molecular, Inc.	Medical Devices	6,500,000	09/30/2019
OrderGroove, Inc.	Software	2,500,000	09/30/2019
Osix Corporation	Internet	150,000	07/31/2019
Plethora, Inc.	Other Technology	500,000	01/31/2019
PlushCare, Inc.	Software	750,000	07/31/2019
RadiAction Ltd.	Medical Devices	1,000,000	01/30/2019
Relimetrics, Inc.	Technology Services	375,000	04/15/2019
Robin Care, Inc.	Other Healthcare	500,000	01/31/2019
Skillshare, Inc.	Software	2,000,000	04/30/2019
SkyKick, Inc.	Other Technology	2,500,000	02/28/2019
SnapRoute, Inc.	Enterprise Networking	1,500,000	02/28/2019
Stitch Labs, Inc.	Software	1,500,000	07/31/2019
Therapydia, Inc.	Other Healthcare	300,000	01/31/2019
Venuetize, LLC	Software	500,000	09/30/2019
Virtuix Holdings, Inc.	Other Technology	250,000	07/31/2019
Workspot, Inc.	Software	1,000,000	01/31/2019
Zeel Networks, Inc.	Technology Services	2,750,000	03/31/2019
Total		$64,881,001

12. FINANCIAL HIGHLIGHTS

U.S. GAAP requires disclosure of financial highlights of the Fund for the three and six months ended June 30, 2019 and 2018.

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

The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Three Months Ended June 30, 2019	For the Three Months Ended June 30, 2018	For the Six Months Ended June 30, 2019	For the Six Months Ended June 30, 2018

Total return **	5.52%	4.49%	10.15%	8.32%

Per share amounts:
Net asset value, beginning of period	$2,204.94	$2,321.04	$2,165.44	$1,648.31
Net investment income	153.55	113.48	254.21	195.32
Net realized and change in unrealized loss from loans and derivative instruments	(33.20)	(9.29)	(39.47)	(21.74)
Net increase in net assets resulting from operations	120.35	104.19	214.74	173.58
Distributions of income to shareholder	(195.98)	(44.65)	(250.87)	(111.31)
Return of capital to shareholder	(31.69)	—	(31.69)	—
Contributions from shareholder	—	—	—	670.00
Net asset value, end of period	$2,097.62	$2,380.58	$2,097.62	$2,380.58
Net assets, end of period	$209,762,166	$238,058,401	$209,762,166	$238,058,401

Ratios to average net assets:

Expenses*	9.56%	9.52%	9.82%	9.54%
Net investment income*	27.90%	19.55%	23.25%	18.21%
Portfolio turn-over rate	0.19%	0%	0.19%	0%
Average debt outstanding	$179,500,000	$196,000,000	$186,571,429	$180,357,143
*Annualized
**Total return amounts presented above are not annualized

13. SUBSEQUENT EVENTS
The Fund evaluated subsequent events through the date the financial statements were issued, August 14, 2019, and determined that no additional subsequent events had occurred that would require accrual or disclosure in the financial statements.

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

Results of Operations - For the Three and Six Months Ended June 30, 2019 and 2018

Total investment income for the three months ended June 30, 2019 and 2018 was $20.6 million and $16.9 million, respectively, which primarily consisted of interest on the venture loans outstanding. The remaining income consisted of interest and dividends on the temporary investment of cash, and other income from commitment fees and warrants. The increase in investment income was primarily due to early payoffs of loans in the portfolio. The average outstanding balance of performing loans calculated using the month-end balances was $376.8 million and $416.6 million for the three months ended June 30, 2019 and 2018, respectively. The weighted-average interest rate on performing loans was 21.74% and 16.13% for the same periods, respectively. The weighted-average interest rate on all loans was 21.09% and 16.03% for the three months ended June 30, 2019 and 2018, respectively. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants, and new loans funded during the year. The weighted-average interest rate on performing loans and all loans increased primarily due to a larger portion of the total investment income being comprised of early payoffs, as well as a general interest rate increase in the portfolio.

Total investment income for the six months ended June 30, 2019 and 2018 was $36.2 million and $29.8 million, respectively, which primarily consisted of interest on the venture loans outstanding. The remaining income consisted of interest and dividends on the temporary investment of cash, and other income from commitment fees and warrants. The increase in investment income was primarily due to early payoffs of loans in the portfolio and the increase in interest from the monthly loan payments from the growing loan portfolio. The average outstanding balance of performing loans calculated using the month-end balances was $383.7 million and $380.0 million for the six months ended June 30, 2019 and 2018, respectively. The weighted-average interest rate on performing loans was 18.74% and 15.61% for the same periods, respectively. The weighted-average interest rate on all loans was 18.33% and 15.53%

for the six months ended June 30, 2019 and 2018, respectively. The weighted-average interest rate on performing loans and all loans increased primarily due to a larger portion of the total investment income being comprised of early payoffs, as well as a general interest rate increase in the portfolio.

Management fees were $2.4 million and $2.8 million for the three months ended June 30, 2019 and 2018, respectively. Management fees were $4.9 million and $5.4 million for the six months ended June 30, 2019 and 2018, respectively. Management fees were calculated as 2.5% of the Fund’s total assets and the decrease was due to a decline in the Fund’s total assets due primarily to the use of cash from early payoff of loans to paydown bank debt.

Interest expense was $2.6 million for both three months ended June 30, 2019 and 2018. Interest expense was comprised of amounts related to interest on debt amounts drawn down, unused credit line fees and amounts amortized from deferred fees incurred in conjunction with the loan facility. Interest expense was unchanged primarily due to a decline in the average outstanding debt from $196.0 million in 2018 to $179.5 million in 2019, which was partially offset by an increase in interest rate from 5.37% for the three months ended June 30, 2018 to 5.88% for the three months ended June 30, 2019.

Interest expense was $5.4 million and $4.6 million for the six months ended June 30, 2019 and 2018, respectively. Interest expense increased primarily due to an increase in average outstanding debt from $180.4 million in 2018 to $186.6 million in 2019. Additionally, interest rate rose from 5.10% to 5.77% during the periods.

Banking and professional fees were $0.2 million and $0.1 million for the three months ended June 30, 2019 and 2018, respectively. Banking and professional fees were $0.3 million and $0.1 million for the six months ended June 30, 2019 and 2018, respectively. The banking and professional fees were comprised of legal, audit, banking and other professional fees. Banking and professional fees increased primarily due to the increase in legal and audit fees.

Other operating expenses were less than $0.1 million for both three months ended June 30, 2019 and 2018. Other operating expenses were $0.1 million for both six months ended June 30, 2019 and 2018. These expenses included director fees, custody fees, tax fees and other expenses related to the operations of the Fund.

Net investment income for the three months ended June 30, 2019 and 2018, was $15.4 million and $11.3 million, respectively. Net investment income for the six months ended June 30, 2019 and 2018, was $25.4 million and $19.5 million, respectively.

Net realized loss from loans was $0.5 million and $1.3 million for the three months ended June 30, 2019 and 2018, respectively. Net realized loss from loans was $0.5 million and $1.6 million for the six months ended June 30, 2019 and 2018, respectively. The primary reason for the decrease was due to less loan write offs.

Net realized gain (loss) from derivative instruments was $0.1 million and $(0.3) million for the three months ended June 30, 2019 and 2018, respectively. Net realized gain (loss) from derivative instruments was $0.1 million and $(0.3) million for the six months ended June 30, 2019 and 2018, respectively. The net realized gain from derivative instruments for the three and six months ended June 30, 2019 was from interest payments received from the interest rate swap as the floating rate rose above the fixed rate of the swap. The net realized loss from derivative instruments for the three and six months ended June 30, 2018 was primarily due to the cancellation and conversion of the interest rate cap to the interest rate swap.

Net change in unrealized gain (loss) from loans was $(2.2) million and $0.3 million for the three months ended June 30, 2019 and 2018, respectively. Net change in unrealized gain (loss) from loans was $(2.6) million and $(1.2) million for the six months ended June 30, 2019 and 2018, respectively. The net change in unrealized gain (loss) from loans consisted of fair value adjustments taken against loans as a result of an improvement or deterioration in certain portfolio companies’ performance as well as reversal of prior adjustments on realized loan losses.

Net change in unrealized gain (loss) from derivative instruments was $(0.7) million and $0.4 million for the three months ended June 30, 2019 and 2018, respectively. Net change in unrealized gain (loss) from derivative instruments was $(1.0) million and $1.0 million for the six months ended June 30, 2019 and 2018, respectively. The net change in unrealized gain (loss) from derivative instruments consisted of fair market value adjustments to the derivative interest rate cap or swap. The decrease was primarily due to the change in expectations of LIBOR interest rates during the periods.

Net increase in net assets resulting from operations for the three months ended June 30, 2019 and 2018, was $12.0 million and $10.4 million, respectively. On a per share basis, the net increase in net assets resulting from operations for the three months ended June 30, 2019 and 2018 was $120.36 and $104.19, respectively.

Net increase in net assets resulting from operations for the six months ended June 30, 2019 and 2018, was $21.5 million and $17.4 million, respectively. On a per share basis, the net increase in net assets resulting from operations for the six months ended June 30, 2019 and 2018 was $214.75 and $173.58, respectively.

Liquidity and Capital Resources – June 30, 2019 and December 31, 2018

The Fund is owned entirely by the Company. The Company is expected, but not required, to make further contributions to the capital of the Fund to the extent of the Company’s members’ capital commitment to the Company and excess cash balances of the Company. Total capital contributed to the Fund was $297.6 million as of both June 30, 2019 and December 31, 2018. As of both June 30, 2019 and December 31, 2018, the Company had subscriptions for capital in the amount of $423.6 million, of which $347.4 million had been called and received as of both periods. As of June 30, 2019, $76.2 million of capital remain uncalled and the uncalled capital expires on August 20, 2020, the Fund’s fifth anniversary of its first investment unless extended. Management is permitted to extend the Fund’s investment period by up to two (2) additional calendar quarters in its sole and absolute discretion. The Company has made $67.5 million in recallable distributions to its investors, as permitted under its operating agreement between the Company’s managing member and members of the Company.

The change in cash for the six months ended June 30, 2019 and 2018 was as follows:

	For the Six Months Ended June 30, 2019	For the Six Months Ended June 30, 2018
Net cash provided by (used in) operating activities	$40,726,718	$(119,747,524)
Net cash provided by (used in) financing activities	(46,453,033)	114,428,163
Net decrease in cash and cash equivalents	$(5,726,315)	$(5,319,361)

As of June 30, 2019 and December 31, 2018, 3.5% and 4.6%, respectively, of the Fund’s total assets consisted of cash and cash equivalents.

On April 5, 2016, the Fund established a secured, syndicated revolving loan facility in an initial amount of up to $150.0 million (the “Loan Agreement”) led by Wells Fargo, N.A. and MUFG Union Bank, N.A. On September 11, 2017, the Loan Agreement was amended (the “Amended Loan Agreement”) and the borrowing availability thereunder increased the size of the facility to $280.0 million. All of the assets of the Fund collateralize borrowings by the Fund. The Fund pays interest on its borrowings and a fee on the unused portion of the facility. The facility terminates on September 11, 2020, but can be accelerated in the event of default, such as failure by the Fund to make timely interest or principal payments. As of June 30, 2019, $173.5 million was outstanding under the facility.

     For the six months ended June 30, 2019, the Fund invested its assets in venture loans. Amounts disbursed under the Fund’s loan commitments were $70.7 million for the six months ended June 30, 2019. Net loan amounts outstanding after amortization and valuation adjustments decreased by $30.5 million for the same period. Unexpired unfunded commitments totaled approximately $70.5 million as of June 30, 2019.

As of	Cumulative Amount Disbursed	Principal Reductions and Fair Market Adjustments	Balance Outstanding - Fair Value	Unexpired Unfunded Commitments
June 30, 2019	$741.0 million	$372.5 million	$368.5 million	$70.5 million
December 31, 2018	$670.3 million	$271.3 million	$399.0 million	$64.9 million

The following tables show the unexpired unfunded commitments by portfolio company as of June 30, 2019 and December 31, 2018.

As of June 30, 2019:

Borrower	Industry	Unexpired Unfunded Commitment	Expiration Date
Antheia, Inc.	Biotechnology	$1,500,000	12/31/2019
Apollo Flight Research Inc.	Other Technology	250,000	01/31/2020
AvantStay, Inc.	Other Technology	500,000	07/31/2019
Callisto Media, Inc.	Technology Services	12,500,000	12/31/2020
DOSH Holdings, Inc.	Other Technology	3,750,000	01/15/2020
FLYR, Inc.	Internet	1,500,000	07/31/2019
GoForward, Inc.	Other Healthcare	12,500,000	07/01/2020
Higher Ground Education, Inc.	Other Technology	2,500,000	09/30/2019
Invoice2Go, Inc.	Software	2,000,000	12/31/2019
Ipolipo, Inc.	Software	750,000	07/31/2019
Lifit, Inc.	Technology Services	1,000,000	01/30/2020
MacArthur Court Acquisition Corporation	Other Healthcare	5,000,000	01/01/2021
MyPizza Technologies, Inc.	Internet	2,500,000	09/30/2019
NeuMoDx Molecular, Inc.	Medical Devices	3,000,000	09/30/2019
Noteleaf, Inc.	Other Technology	1,000,000	01/31/2020
Opya, Inc.	Other Technology	1,000,000	08/15/2019
OrderGroove, Inc.	Software	1,250,000	09/30/2019
Osix Corporation	Internet	150,000	07/31/2019
Owl Cameras, Inc.	Software	3,000,000	01/01/2020
Plant Prefab, Inc.	Other Technology	500,000	07/31/2019
Platform Science, Inc.	Other Technology	1,750,000	10/31/2019
PlushCare, Inc.	Software	750,000	07/31/2019
Romaine Empire, Inc.	Other Technology	3,000,000	07/31/2019
Stitch Labs, Inc.	Software	750,000	01/31/2020
Talla, Inc.	Software	500,000	12/31/2019
Thras.io, Inc.	Other Technology	525,000	03/29/2021
Thrive Financial, Inc.	Technology Services	2,500,000	12/31/2019
Trendalytics Innovation Labs, Inc.	Software	450,000	01/31/2020
Venuetize, LLC	Software	500,000	09/30/2019
Virtuix Holdings, Inc.	Other Technology	250,000	07/31/2019
Visual Supply Company	Internet	2,500,000	03/31/2020
Voodoo Manufacturing, Inc.	Other Technology	375,000	02/28/2020

Borrower	Industry	Unexpired Unfunded Commitment	Expiration Date
Wheels Labs, Inc.	Other Technology	500,000	07/31/2019
Total		$70,500,000

As of December 31, 2018:

Borrower	Industry	Unexpired Unfunded Commitment	Expiration Date
Aclima, Inc.	Other Technology	$875,000	05/31/2019
Antheia, Inc.	Biotechnology	1,500,000	12/31/2019
Blockdaemon, Inc.	Software	250,000	01/31/2019
Brightside Benefit, Inc.	Other Technology	1,000,000	05/31/2019
Callisto Media, Inc.	Technology Services	3,000,000	03/31/2019
Caredox, Inc.	Other Healthcare	625,000	04/30/2019
CytoVale, Inc.	Medical Devices	1,125,000	02/28/2019
Discover Echo, Inc.	Other Healthcare	1,000,000	02/28/2019
Emerald Cloud Lab, Inc.	Other Healthcare	6,556,001	03/30/2019
Figure 1, Inc.	Internet	1,000,000	04/01/2019
Fitplan, Inc.	Other Technology	250,000	01/31/2019
FLYR, Inc.	Internet	1,500,000	07/31/2019
Hometap Equity Partners, LLC	Other Technology	2,000,000	03/31/2019
Invoice2Go, Inc.	Software	4,000,000	12/31/2019
Ipolipo, Inc.	Software	750,000	07/31/2019
Karamba Security Ltd.	Security	8,500,000	03/31/2019
Keyo AI Inc.	Technology Services	500,000	01/31/2019
Kogniz, Inc.	Other Technology	375,000	04/30/2019
Linden Research Inc.	Internet	5,000,000	01/15/2019
Metricly, Inc.	Software	500,000	04/30/2019
NeuMoDx Molecular, Inc.	Medical Devices	6,500,000	09/30/2019
OrderGroove, Inc.	Software	2,500,000	09/30/2019
Osix Corporation	Internet	150,000	07/31/2019
Plethora, Inc.	Other Technology	500,000	01/31/2019
PlushCare, Inc.	Software	750,000	07/31/2019
RadiAction Ltd.	Medical Devices	1,000,000	01/30/2019
Relimetrics, Inc.	Technology Services	375,000	04/15/2019
Robin Care, Inc.	Other Healthcare	500,000	01/31/2019
Skillshare, Inc.	Software	2,000,000	04/30/2019
SkyKick, Inc.	Other Technology	2,500,000	02/28/2019
SnapRoute, Inc.	Enterprise Networking	1,500,000	02/28/2019
Stitch Labs, Inc.	Software	1,500,000	07/31/2019
Therapydia, Inc.	Other Healthcare	300,000	01/31/2019
Venuetize, LLC	Software	500,000	09/30/2019
Virtuix Holdings, Inc.	Other Technology	250,000	07/31/2019

Borrower	Industry	Unexpired Unfunded Commitment	Expiration Date
Workspot, Inc.	Software	1,000,000	01/31/2019
Zeel Networks, Inc.	Technology Services	2,750,000	03/31/2019
Total		$64,881,001

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

As of June 30, 2019, the Fund had cash reserves of $13.7 million and approximately $179.6 million in scheduled loan receivable payments over the next twelve months. Additionally, the Fund has access to uncalled capital of $76.2 million as a liquidity source and the unused portion of the revolving credit facility. Together, these amounts are sufficient to meet the current commitment backlog and operational expenses of the Fund over the next year. The Fund regularly evaluates potential future liquidity resources and demands before making additional future commitments.

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

The Fund’s exposure to interest rate sensitivity is regularly monitored and analyzed by measuring the characteristics of assets and liabilities. The Fund utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates. At June 30, 2019, the outstanding debt balance was $173.5 million at a weighted-average floating interest rate of 2.41%, for which the Fund had interest rate swaps in place with a weighted-average interest rate of 2.11% on $192.0 million of the notional principal amount, leaving the Fund with exposure to interest rate changes for the $18.5 million that was over-hedged.

Because all of the Fund’s loans impose a fixed interest rate upon funding, changes in short-term interest rates will not directly affect interest income associated with the loan portfolio as of June 30, 2019. However, those changes could have the potential to change the Fund’s ability to originate loan commitments, acquire and renew bank facilities, and engage in other investment activities. Further, changes in short-term interest rates could also affect interest rate expense, realized gain from investments and interest on the Fund’s short-term investments.
Based on the Fund’s Condensed Statements of Assets and Liabilities as of June 30, 2019, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in investments, borrowings, cash balances and interest rate swap derivatives.

Effect of Interest Rate Change By	Other Interest and Other Income (Loss)	Gain (Loss) from Derivative Instruments	Interest Income (Expense)	Total Income (Loss)
(0.50)%	$(68,310)	$(960,000)	$867,500	$(160,810)
1%	$136,620	$1,920,000	$(1,735,000)	$321,620
2%	$273,241	$3,840,000	$(3,470,000)	$643,241
3%	$409,861	$5,760,000	$(5,205,000)	$964,861
4%	$546,482	$7,680,000	$(6,940,000)	$1,286,482
5%	$683,102	$9,600,000	$(8,675,000)	$1,608,102
Additionally, a change in the interest rate may affect the value of the interest rate swaps and effect Net change in unrealized gain (loss) from derivative instruments. The amount of any such effect will be contingent upon market expectations for future interest rate changes. Any increases in expected future rates will increase the value of the interest rate swaps while any rate decreases will decrease the value.
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

Changes in Internal Controls:

There have not been any changes in the Fund’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the Fund’s fiscal quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

Brexit Risk. The risk of investing in portfolio companies based out of or related to Europe may be heightened due to the 2016 referendum in which the United Kingdom (“UK”) voted to exit the European Union (“EU”). There is significant uncertainty about how negotiations relating to the UK’s withdrawal will be resolved, as well as the potential consequences and precise timeframe for “Brexit.” On March 29, 2017, the UK formally notified the European Council of its intention to withdraw from the EU and triggered the two-year period set out for withdrawal discussions in the Treaty on European Union. Since then, the EU has extended the Brexit deadline several times to allow the UK parliament to ratify a withdrawal agreement. Currently, if no withdrawal agreement is ratified, the withdrawal of the UK from the EU is scheduled to take effect on October 31, 2019, with the possibility of an earlier departure if an agreement is ratified before that deadline. The UK could also, in theory, cancel Brexit if the rest of the EU consents or if there is a second referendum reversing the UK’s withdrawal. If, however, the UK withdraws from the EU without ratifying an agreement, the resulting uncertainty regarding the trading and cross-border investment relationship between the UK and the EU could negatively impact investments across Europe.

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

LIBOR Phase-Out Risk. Many financial instruments, including the Fund’s credit facility and certain of its debt investments, utilize or are permitted to utilize a floating interest rate based on the London Interbank Offered Rate, or “LIBOR,” which is the offered rate for short-term Eurodollar deposits between major international banks. Additionally, the Fund has derivative instruments that hedge by converting floating LIBOR based interest rates into fixed rates. On July 27, 2017, the head of the UK’s Financial Conduct Authority announced its intention to phase out the use of LIBOR by the end of 2021. There is thus uncertainty regarding what interest rate benchmark(s) will replace LIBOR in the debt capital markets, and the effect of a transition away from LIBOR on the Fund cannot yet be determined. Management continues to evaluate the Fund’s LIBOR exposure risks, including but not limited to the potential impact on the cost of credit, the Fund’s derivative instruments, the Fund’s holdings, and the extent to which the Fund’s debt investment instruments allow for the utilization of alternative rate(s) in the absence of LIBOR.

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

VENTURE LENDING & LEASING VIII, INC.
(Registrant)

By:	/s/ Maurice C. Werdegar	By:	/s/ Martin D. Eng
Maurice C. Werdegar		Martin D. Eng
President and Chief Executive Officer		Chief Financial Officer
(Principal Executive Officer)		(Principal Financial Officer)
Date:	August 14, 2019	Date:	August 14, 2019