Form 10-Q
period 2019-09-30
Venture Lending & Leasing VIII, Inc.
filed 2019-11-13
CIK 1642862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]  No [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 13, 2019
Common Stock, $0.001 par value	100,000

VENTURE LENDING & LEASING VIII, INC.
INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Statements of Assets and Liabilities (Unaudited)
As of September 30, 2019 and December 31, 2018

Condensed Statements of Operations (Unaudited)
For the three and nine months ended September 30, 2019 and 2018

Condensed Statements of Changes in Net Assets (Unaudited)
For the three and nine months ended September 30, 2019 and 2018

Condensed Statements of Cash Flows (Unaudited)
For the nine months ended September 30, 2019 and 2018

Condensed Schedules of Investments (Unaudited)
As of September 30, 2019 and December 31, 2018

Condensed Schedules of Open Swap Contracts (Unaudited)
As of September 30, 2019 and December 31, 2018

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

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VENTURE LENDING & LEASING VIII, INC.

CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
AS OF SEPTEMBER 30, 2019 AND DECEMBER 31, 2018

	September 30, 2019	December 31, 2018
ASSETS
Loans, at estimated fair value
(cost of $373,610,691 and $405,309,448)	$364,240,861	$398,980,531
Derivative asset - interest rate swap	—	616,148
Cash and cash equivalents	3,122,898	19,388,362
Dividend and interest receivables	4,568,825	4,756,032
Other assets	959,076	1,238,782
Total assets	372,891,660	424,979,855

LIABILITIES
Borrowings under debt facility	164,000,000	203,000,000
Accrued management fees	2,330,573	2,656,124
Derivative liability - interest rate swap	473,970	—
Accounts payable and other accrued liabilities	1,825,331	2,779,780
Total liabilities	168,629,874	208,435,904

NET ASSETS	$204,261,786	$216,543,951

Analysis of Net Assets:

Capital paid in on shares of capital stock	$306,575,000	$297,575,000
Net unrealized depreciation on investments	(9,843,800)	(5,712,770)
Distribution in excess of net investment income	(92,469,414)	(75,318,279)
Net assets (equivalent to $2,042.62 and $2,165.44 per share based on 100,000 shares of capital stock outstanding - See Note 5 and Note 12)	$204,261,786	$216,543,951

Commitments & Contingent Liabilities:
Unexpired unfunded commitments (See Note 11)	$60,575,000	$64,881,001

See notes to condensed financial statements.

VENTURE LENDING & LEASING VIII, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

	For the Three Months Ended September 30, 2019	For the Three Months Ended September 30, 2018	For the Nine Months Ended September 30, 2019	For the Nine Months Ended September 30, 2018

INVESTMENT INCOME:
Interest on loans	$14,550,348	$23,765,229	$50,498,572	$53,428,915
Other interest and other income	58,471	63,457	264,208	168,312
Total investment income	14,608,819	23,828,686	50,762,780	53,597,227

EXPENSES:
Management fees	2,330,573	2,687,158	7,269,393	8,118,835
Interest expense	2,357,972	2,712,386	7,737,886	7,310,440
Banking and professional fees	35,669	104,762	354,563	241,960
Other operating expenses	102,191	47,076	197,051	116,253
Total expenses	4,826,405	5,551,382	15,558,893	15,787,488
Net investment income	9,782,414	18,277,304	35,203,887	37,809,739

Net realized loss from loans	(6,502,951)	(283,511)	(6,984,292)	(1,866,667)
Net realized gain (loss) from derivative instruments	70,408	(30,328)	217,375	(360,152)
Net change in unrealized loss from loans	(451,245)	(6,570,644)	(3,040,912)	(7,798,113)
Net change in unrealized gain (loss) from derivative instruments	(67,233)	243,806	(1,090,118)	1,209,805
Net realized and change in unrealized loss from loans and derivative instruments	(6,951,021)	(6,640,677)	(10,897,947)	(8,815,127)
Net increase in net assets resulting from operations	$2,831,393	$11,636,627	$24,305,940	$28,994,612

Amounts per common share:
Net increase in net assets resulting from operations per share	$28.31	$116.37	$243.06	$289.95
Weighted average shares outstanding	100,000	100,000	100,000	100,000

See notes to condensed financial statements.

VENTURE LENDING & LEASING VIII, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

	Common stock
	Shares	Par value	Additional paid-in capital	Total distributable earnings (loss)	Net assets
Balance at June 30, 2018	100,000	$100	$280,074,900	$(42,016,599)	$238,058,401
Net increase in net assets resulting from operations	—	—	—	11,636,627	11,636,627
Distributions of income to shareholder	—	—	—	(24,452,276)	(24,452,276)
Return of capital to shareholder	—	—	—	(19,629,093)	(19,629,093)
Contributions from shareholder	—	—	17,500,000	—	17,500,000

Balance at September 30, 2018	100,000	$100	$297,574,900	$(74,461,341)	$223,113,659

Balance at June 30, 2019	100,000	$100	$297,574,900	$(87,812,834)	$209,762,166
Net increase in net assets resulting from operations	—	—	—	2,831,393	2,831,393
Distributions of income to shareholder	—	—	—	(3,349,872)	(3,349,872)
Return of capital to shareholder	—	—	—	(13,981,901)	(13,981,901)
Contributions from shareholder	—	—	9,000,000	—	9,000,000

Balance at September 30, 2019	100,000	$100	$306,574,900	$(102,313,214)	$204,261,786

Balance at December 31, 2017	100,000	$100	$213,074,900	$(48,243,940)	$164,831,060
Net increase in net assets resulting from operations	—	—	—	28,994,612	28,994,612
Distributions of income to shareholder	—	—	—	(35,582,920)	(35,582,920)
Return of capital to shareholder	—	—	—	(19,629,093)	(19,629,093)
Contributions from shareholder	—	—	84,500,000	—	84,500,000

Balance at September 30, 2018	100,000	$100	$297,574,900	$(74,461,341)	$223,113,659

Balance at December 31, 2018	100,000	$100	$297,574,900	$(81,031,049)	$216,543,951
Net increase in net assets resulting from operations	—	—	—	24,305,940	24,305,940
Distributions of income to shareholder	—	—	—	(28,436,970)	(28,436,970)
Return of capital to shareholder	—	—	—	(17,151,135)	(17,151,135)
Contributions from shareholder	—	—	9,000,000	—	9,000,000

Balance at September 30, 2019	100,000	$100	$306,574,900	$(102,313,214)	$204,261,786

See notes to condensed financial statements.

VENTURE LENDING & LEASING VIII, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

	For the Nine Months Ended September 30, 2019	For the Nine Months Ended September 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets resulting from operations	$24,305,940	$28,994,612
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized loss from loans	6,984,292	1,866,667
Net realized (gain) loss from derivative instruments	(217,375)	360,152
Net change in unrealized loss from loans	3,040,912	7,798,113
Net change in unrealized (gain) loss from derivative instruments	1,090,118	(1,209,804)
Amortization of deferred costs related to borrowing facility and interest rate cap agreements	414,378	487,720
Net (increase) decrease in dividend and interest receivables	187,207	(1,127,169)
Net (increase) decrease in other assets	(134,669)	898,209
Net decrease in accounts payable, other accrued liabilities and accrued management fees	(1,280,004)	(69,058)
Origination of loans	(116,725,000)	(223,970,806)
Principal payments on loans	133,498,343	112,874,282
Acquisition of equity securities	(6,896,982)	(14,277,544)
Net cash provided by (used in) operating activities	44,267,160	(87,374,626)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distribution to shareholder	(30,750,000)	(40,000,000)
Contributions from shareholder	9,000,000	84,500,000
Borrowings under debt facility	29,000,000	88,000,000
Repayments of borrowings under debt facility	(68,000,000)	(41,500,000)
Payments made for interest rate swap agreement	(7,729)	(102,165)
Payments received from interest rate swap	225,105	—
Net cash provided by (used in) financing activities	(60,532,624)	90,897,835
Net increase (decrease) in cash and cash equivalents	(16,265,464)	3,523,209
CASH AND CASH EQUIVALENTS:
Beginning of period	19,388,362	7,879,718
End of period	$3,122,898	$11,402,927
SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE PERIOD:
Interest - Debt facility	$9,492,514	$7,220,732
NON-CASH OPERATING AND FINANCING ACTIVITIES:
Distributions of equity securities and convertible loan to shareholder	$14,838,105	$15,212,013
Receipt of equity securities and convertible loan as repayment of loans	$7,941,123	$934,469
See notes to condensed financial statements.

VENTURE LENDING & LEASING VIII, INC.

CONDENSED SCHEDULES OF INVESTMENTS (UNAUDITED)
AS OF SEPTEMBER 30, 2019

As of September 30, 2019, all loans were valued using significant unobservable inputs and were made to non-affiliates. Additionally, all loans were pledged as collateral as part of the debt facility.

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate	End of Term Payment	Principal	Cost	Fair Value	Maturity Date

Biotechnology
	Antheia, Inc.		Senior Secured	11.5%		$1,484,099	$1,399,755	$1,399,755	12/1/2022
	Antheia, Inc.		Senior Secured	11.5%		1,485,455	1,454,289	1,454,289	12/1/2022
	Antheia, Inc. Subtotal					2,969,554	2,854,044	2,854,044
	Orpheus Therapeutics, Inc.		Senior Secured	18.0%		178,510	174,288	—	*
Biotechnology Total		1.4%				$3,148,064	$3,028,332	$2,854,044

Computers & Storage
	Canary Connect, Inc.		Senior Secured	12.8%		$710,722	$609,634	$609,634	12/1/2020
	Canary Connect, Inc.		Senior Secured	12.8%		2,468,125	2,357,953	2,357,953	3/1/2023
	Canary Connect, Inc. Subtotal					3,178,847	2,967,587	2,967,587
	HyperGrid, Inc.		Senior Secured	11.5%		140,341	139,553	139,553	12/1/2019
	Rigetti & Co., Inc.		Senior Secured	9.0%	2.8%	516,890	513,892	513,892	1/1/2020
Computers & Storage Total		1.8%				$3,836,078	$3,621,032	$3,621,032

Enterprise Networking
	SnapRoute, Inc.		Senior Secured	11.0%		$3,056,019	$2,934,372	$1,725,909	11/1/2021
Enterprise Networking Total		0.8%				$3,056,019	$2,934,372	$1,725,909

Internet
	Ainsly, Inc.**^		Senior Secured	12.5%		$742,103	$668,011	$668,011	8/1/2022
	Ainsly, Inc.**^		Senior Secured	12.5%		247,384	247,384	247,384	8/1/2022
	Ainsly, Inc.**^ Subtotal					989,487	915,395	915,395
	Amino Payments, Inc.		Senior Secured	10.8%		1,029,074	958,982	958,982	3/1/2022
	Bitfinder, Inc.		Senior Secured	10.5%		213,770	210,691	210,691	9/1/2020
	Bombfell, Inc.		Senior Secured	11.0%		723,459	712,319	712,319	10/1/2021
	Cesium, Inc.		Senior Secured	10.3%		247,830	226,179	226,179	1/1/2023
	Clearsurance, Inc.		Senior Secured	10.0%		624,085	605,062	605,062	3/1/2021
	Clearsurance, Inc.		Senior Secured	10.5%		812,839	802,247	802,247	9/1/2021
	Clearsurance, Inc. Subtotal					1,436,924	1,407,309	1,407,309
	Daily Muse, Inc.		Senior Secured	11.0%		2,315,968	2,234,300	2,234,300	12/1/2021
	Daily Muse, Inc.		Senior Secured	11.0%		2,316,422	2,290,442	2,290,442	12/1/2021
	Daily Muse, Inc. Subtotal					4,632,390	4,524,742	4,524,742
	Figure 1, Inc.**^		Senior Secured	10.5%		720,109	672,572	672,572	6/1/2021
	Figure 1, Inc.**^		Senior Secured	10.5%		902,868	888,751	888,751	12/1/2021
	Figure 1, Inc.**^ Subtotal					1,622,977	1,561,323	1,561,323
	FindShadow, PBC		Senior Secured	11.5%		618,682	582,881	582,881	4/1/2022
	FLYR, Inc.		Senior Secured	11.5%		1,220,678	1,133,536	1,133,536	9/1/2021
	FLYR, Inc.		Senior Secured	11.8%		2,330,398	2,288,407	2,288,407	1/1/2022
	FLYR, Inc. Subtotal					3,551,076	3,421,943	3,421,943
	iZENEtech, Inc.**^		Senior Secured	11.0%		2,756,695	2,665,189	2,665,189	1/1/2021
	iZENEtech, Inc.**^		Senior Secured	11.0%		3,538,827	3,491,037	3,491,037	6/1/2021
	iZENEtech, Inc.**^ Subtotal					6,295,522	6,156,226	6,156,226
	Lenddo International**^		Senior Secured	12.0%		1,128,649	1,084,232	1,084,232	1/1/2021

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate	End of Term Payment	Principal	Cost	Fair Value	Maturity Date
	Linden Research Inc.		Senior Secured	11.0%		4,877,264	4,657,915	4,657,915	9/1/2021
	Linden Research Inc.		Senior Secured	11.0%		990,083	972,736	972,736	3/1/2022
	Linden Research Inc.		Senior Secured	12.0%		2,473,491	2,361,653	2,361,653	6/1/2022
	Linden Research Inc. Subtotal					8,340,838	7,992,304	7,992,304
	Masse, Inc.		Senior Secured	11.5%		371,371	336,529	336,529	10/1/2022
	MyPizza Technologies, Inc.		Senior Secured	11.5%		4,950,610	4,657,854	4,657,854	12/1/2022
	MyPizza Technologies, Inc.		Senior Secured	11.5%		2,475,584	2,413,684	2,413,684	2/1/2023
	MyPizza Technologies, Inc. Subtotal					7,426,194	7,071,538	7,071,538
	Osix Corporation		Senior Secured	12.3%		90,326	78,385	78,385	12/1/2021
	Playstudios, Inc.		Senior Secured	10.0%		665,810	653,301	653,301	3/1/2021
	Protecht, Inc.		Senior Secured	12.5%		902,402	863,661	863,661	12/1/2021
	Relay Network, LLC		Senior Secured	8.0%	4.4%	453,642	445,519	445,519	9/1/2020
	Relay Network, LLC		Senior Secured	8.0%	4.4%	453,689	450,530	450,530	9/1/2020
	Relay Network, LLC Subtotal					907,331	896,049	896,049
	Serface Care, Inc.		Senior Secured	12.3%		720,810	674,110	674,110	2/1/2022
	Serface Care, Inc.		Senior Secured	12.3%		240,329	234,288	234,288	2/1/2022
	Serface Care, Inc. Subtotal					961,139	908,398	908,398
	Spot.IM, Ltd.**^		Senior Secured	12.5%		56,684	55,998	55,998	12/1/2019
	Spot.IM, Ltd.**^		Senior Secured	12.5%		73,658	72,868	72,868	5/1/2020
	Spot.IM, Ltd.**^		Senior Secured	11.8%		73,204	71,595	71,595	5/1/2020
	Spot.IM, Ltd.**^ Subtotal					203,546	200,461	200,461
	SpotOn Computing, Inc.		Senior Secured	18.0%		1,841,945	1,853,788	1,200,539	*
	Stay Alfred, Inc.		Senior Secured	11.8%		5,823,948	5,650,461	5,650,461	12/1/2021
	Tango Card, Inc.		Senior Secured	12.0%		747,320	740,237	740,237	11/1/2020
	Thrive Market, Inc.		Senior Secured	12.3%		7,032,061	6,842,047	6,842,047	4/1/2022
	Verishop, Inc.		Senior Secured	12.0%		2,465,833	2,297,258	2,297,258	12/1/2023
Internet Total		28.2%				$60,269,904	$58,146,639	$57,493,390

Medical Devices
	Ablacon, Inc.		Senior Secured	11.0%		$2,476,319	$2,307,440	$2,307,440	3/1/2023
	Anutra Medical, Inc.		Senior Secured	10.0%		41,559	41,183	41,183	12/1/2019
	CytoVale, Inc.		Senior Secured	12.0%		570,044	535,676	535,676	3/1/2022
	CytoVale, Inc.		Senior Secured	12.0%		618,297	607,635	607,635	6/1/2022
	CytoVale, Inc.		Senior Secured	12.0%		494,691	485,673	485,673	7/1/2022
	CytoVale, Inc. Subtotal					1,683,032	1,628,984	1,628,984
	Medrobotics Corporation, Inc.		Senior Secured	12.0%		9,883,496	8,221,456	8,221,456	6/1/2021
	NeuMoDx Molecular, Inc.		Senior Secured	12.0%		3,460,577	3,226,356	3,226,356	4/1/2023
	NeuMoDx Molecular, Inc.		Senior Secured	12.0%		3,463,927	3,397,656	3,397,656	4/1/2023
	NeuMoDx Molecular, Inc.		Senior Secured	12.0%		2,965,000	2,883,894	2,883,894	4/1/2023
	NeuMoDx Molecular, Inc. Subtotal					9,889,504	9,507,906	9,507,906
	RadiAction Ltd.**^		Senior Secured	11.5%		843,736	805,868	805,868	10/1/2021
	RadiAction Ltd.**^		Senior Secured	11.5%		989,751	971,764	971,764	4/1/2022
	RadiAction Ltd.**^ Subtotal					1,833,487	1,777,632	1,777,632
	Renovia, Inc.		Senior Secured	11.0%		325,973	320,215	320,215	6/1/2020
	Renovia, Inc.		Senior Secured	11.0%		495,823	492,293	492,293	11/1/2020
	Renovia, Inc.		Senior Secured	10.5%		1,440,120	1,339,270	1,339,270	6/1/2021
	Renovia, Inc.		Senior Secured	10.5%		7,923,944	7,813,825	7,813,825	3/1/2022
	Renovia, Inc. Subtotal					10,185,860	9,965,603	9,965,603
Medical Devices Total		16.4%				$35,993,257	$33,450,204	$33,450,204

Other Healthcare
	4G Clinical LLC		Senior Secured	11.0%		$360,637	$354,426	$354,426	7/1/2020
	Call9, Inc.		Senior Secured	18.0%		2,150,765	1,968,596	498,510	*
	Caredox, Inc.		Senior Secured	11.8%		1,055,097	1,014,319	1,014,319	10/1/2021

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate	End of Term Payment	Principal	Cost	Fair Value	Maturity Date
	Clover Health Investments Corporation		Senior Secured	11.3%		9,884,849	9,884,849	9,884,849	10/1/2022
	Clover Health Investments Corporation		Senior Secured	11.0%		16,069,842	16,069,842	16,069,842	3/1/2022
	Clover Health Investments Corporation Subtotal					25,954,691	25,954,691	25,954,691
	Discover Echo, Inc.		Senior Secured	11.0%		396,940	380,324	380,324	12/1/2020
	Emerald Cloud Lab, Inc.		Senior Secured	11.8%		2,207,167	2,030,452	2,030,452	12/1/2021
	Hello Heart Inc.		Senior Secured	10.8%		751,501	722,091	722,091	7/1/2021
	Hello Heart Inc.		Senior Secured	10.8%		1,265,058	1,246,417	1,246,417	10/1/2021
	Hello Heart Inc. Subtotal					2,016,559	1,968,508	1,968,508
	HumanAPI, Inc.		Senior Secured	11.8%		1,485,163	1,380,981	1,380,981	10/1/2022
	MD Revolution, Inc.		Senior Secured	12.5%		274,949	272,136	141,688	3/1/2020
	mPharma Data, Inc.**^		Senior Secured	10.0%		170,157	166,576	166,575	11/1/2020
	mPharma Data, Inc.**^		Senior Secured	10.0%		215,224	213,425	213,425	3/1/2021
	mPharma Data, Inc.**^		Senior Secured	10.0%		2,408,492	2,352,149	2,352,149	11/1/2021
	mPharma Data, Inc.**^ Subtotal					2,793,873	2,732,150	2,732,149
	Myolex, Inc.		Senior Secured	18.0%		762,531	726,537	238,967	*
	Naked Biome, Inc.		Senior Secured	12.0%		726,451	704,123	572,231	3/1/2021
	Robin Care, Inc.		Senior Secured	11.5%		849,678	799,437	799,437	7/1/2021
	Sparta Software Corporation		Senior Secured	10.0%	2.5%	60,454	59,276	59,276	6/1/2020
	Sparta Software Corporation		Senior Secured	11.5%	2.2%	496,251	475,418	475,418	5/1/2022
	Sparta Software Corporation Subtotal					556,705	534,694	534,694
	Therapydia, Inc.		Senior Secured	11.5%		289,808	268,250	268,250	8/1/2022
	Therapydia, Inc.		Senior Secured	11.5%		296,897	289,425	289,425	12/1/2022
	Therapydia, Inc.		Senior Secured	11.5%		296,926	289,162	289,162	1/1/2023
	Therapydia, Inc.		Senior Secured	12.0%	1.7%	123,953	112,837	112,837	3/1/2023
	Therapydia, Inc.		Senior Secured	12.5%	1.7%	123,832	123,832	123,832	6/1/2023
	Therapydia, Inc. Subtotal					1,131,416	1,083,506	1,083,506
	Wellist, Inc.		Senior Secured	12.3%		22,599	22,517	22,517	12/1/2019
	Zillion Group, Inc.		Senior Secured	12.0%		363,107	355,220	215,408	7/1/2020
	Zillion Group, Inc.		Senior Secured	12.0%		531,573	526,344	319,179	12/1/2020
	Zillion Group, Inc. Subtotal					894,680	881,564	534,587
Other Healthcare Total		19.7%				$43,639,901	$42,808,961	$40,241,987

Other Technology
	8i Corporation		Senior Secured	11.8%		$1,468,222	$1,440,903	$1,440,903	12/1/2020
	Abiquo Group, Inc.**^		Senior Secured	12.0%		376,698	359,363	359,363	7/1/2021
	Aclima, Inc.		Senior Secured	11.5%	2.3%	869,477	851,712	851,712	4/1/2022
	Aclima, Inc.		Senior Secured	12.0%		1,618,315	1,550,955	1,550,955	7/1/2021
	Aclima, Inc. Subtotal					2,487,792	2,402,667	2,402,667
	Apollo Flight Research Inc.		Senior Secured	11.0%		495,197	470,727	470,727	6/1/2022
	AvantStay, Inc.		Senior Secured	11.0%		990,276	944,213	944,213	6/1/2022
	Beanfields, PBC		Senior Secured	12.5%		865,683	806,696	806,696	3/1/2023
	BloomLife, Inc.		Senior Secured	12.0%		77,395	76,159	76,159	4/1/2020
	Brightside Benefit, Inc.		Senior Secured	12.1%		741,703	694,732	694,732	9/1/2022
	Brightside Benefit, Inc.		Senior Secured	12.4%		989,360	968,674	968,674	3/1/2023
	Brightside Benefit, Inc. Subtotal					1,731,063	1,663,406	1,663,406
	BWI Industries, Inc.		Senior Secured	11.8%		1,980,402	1,736,588	1,736,588	5/1/2023
	BWI Industries, Inc.		Senior Secured	11.8%		1,964,096	1,906,814	1,906,814	6/1/2023
	BWI Industries, Inc. Subtotal					3,944,498	3,643,402	3,643,402
	Consumer Physics, Inc.**^		Senior Secured	11.0%		822,718	775,766	717,292	4/1/2021
	DOSH Holdings, Inc.		Senior Secured	11.0%		4,951,062	4,710,326	4,710,326	6/1/2022
	DOSH Holdings, Inc.		Senior Secured	11.0%		1,238,110	1,216,039	1,216,039	6/1/2022
	DOSH Holdings, Inc. Subtotal					6,189,172	5,926,365	5,926,365
	Dragonfly Vert, Inc.		Senior Secured	12.5%		903,307	867,492	867,492	12/1/2021

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate	End of Term Payment	Principal	Cost	Fair Value	Maturity Date
	Eguana Technologies, Inc.**^		Senior Secured	12.5%		799,256	758,077	758,077	12/1/2020
	Eguana Technologies, Inc.**^		Senior Secured	12.5%		588,696	579,646	579,646	8/1/2021
	Eguana Technologies, Inc.**^		Senior Secured	12.5%		633,584	621,646	621,646	10/1/2021
	Eguana Technologies, Inc.**^ Subtotal					2,021,536	1,959,369	1,959,369
	ESM Group International, Inc.		Senior Secured	12.0%		494,416	459,857	459,857	12/1/2021
	ETN Media, Inc.		Senior Secured	11.5%		254,403	237,457	221,737	*
	Fitplan, Inc.**^		Senior Secured	12.5%		741,430	705,708	705,708	3/1/2022
	Fitplan, Inc.**^		Senior Secured	12.5%		247,202	247,202	247,202	3/1/2022
	Fitplan, Inc.**^		Senior Secured	12.5%		494,555	477,582	477,582	3/1/2022
	Fitplan, Inc.**^ Subtotal					1,483,187	1,430,492	1,430,492
	Flo Water, Inc.		Senior Secured	11.5%		101,038	98,449	98,449	5/1/2020
	Flo Water, Inc.		Senior Secured	11.4%		636,167	616,967	616,967	5/1/2021
	Flo Water, Inc. Subtotal					737,205	715,416	715,416
	Gap Year Global, Inc.		Senior Secured	18.0%		90,768	86,359	—	*
	Heartwork, Inc.		Senior Secured	18.0%		379,462	371,981	73,494	*
	Higher Ground Education, Inc.		Senior Secured	12.5%		2,472,620	2,296,058	2,296,058	1/1/2023
	Higher Ground Education, Inc.		Senior Secured	12.5%		1,484,098	1,448,005	1,448,005	4/1/2023
	Higher Ground Education, Inc.		Senior Secured	12.5%		494,764	482,168	482,168	5/1/2023
	Higher Ground Education, Inc. Subtotal					4,451,482	4,226,231	4,226,231
	Hint, Inc.		Senior Secured	11.0%		1,564,708	1,504,049	1,504,049	3/1/2021
	Hint, Inc.		Senior Secured	11.0%		1,878,934	1,878,934	1,878,934	7/1/2021
	Hint, Inc.		Senior Secured	11.0%		1,956,824	1,810,800	1,810,800	8/1/2021
	Hint, Inc. Subtotal					5,400,466	5,193,783	5,193,783
	June Life, Inc.		Senior Secured	11.8%		255,612	252,921	252,921	3/1/2020
	June Life, Inc.		Senior Secured	11.8%		255,644	254,368	254,368	3/1/2020
	June Life, Inc. Subtotal					511,256	507,289	507,289
	Kobo360, Inc.**^		Senior Secured	11.3%		188,132	184,306	184,306	6/1/2020
	Kobo360, Inc.**^		Senior Secured	11.3%		247,397	247,397	247,397	9/1/2020
	Kobo360, Inc.**^ Subtotal					435,529	431,703	431,703
	Kogniz, Inc.		Senior Secured	12.8%		305,739	247,725	247,725	9/1/2021
	LanzaTech New Zealand Ltd.		Senior Secured	13.0%		700,155	684,801	684,801	3/1/2020
	LanzaTech New Zealand Ltd.		Senior Secured	13.0%		1,356,059	1,345,719	1,345,719	9/1/2020
	LanzaTech New Zealand Ltd.		Senior Secured	13.3%		1,578,243	1,566,627	1,566,627	3/1/2021
	LanzaTech New Zealand Ltd. Subtotal					3,634,457	3,597,147	3,597,147
	Make School, Inc.		Senior Secured	11.3%		783,209	753,824	753,824	8/1/2021
	Neuehouse, LLC		Senior Secured	12.0%		1,750,000	1,300,077	1,300,077	*
	Nevada Nanotech Systems, Inc.		Senior Secured	12.0%		723,067	678,816	678,816	6/1/2021
	NewGlobe Schools, Inc.		Senior Secured	12.5%		3,955,977	3,760,484	3,760,484	8/1/2022
	Northern Quinoa Production Corporation**^		Senior Secured	12.0%		6,995,099	6,611,414	6,611,414	5/1/2022
	Noteleaf, Inc.		Senior Secured	11.0%		643,564	636,732	636,732	9/1/2020
	Noteleaf, Inc.		Senior Secured	12.5%		1,483,762	1,396,873	1,396,873	4/1/2023
	Noteleaf, Inc. Subtotal					2,127,326	2,033,605	2,033,605
	Opya, Inc.		Senior Secured	12.0%		304,449	293,360	293,360	4/1/2021
	Opya, Inc.		Senior Secured	12.0%		989,900	929,941	929,941	1/1/2023
	Opya, Inc. Subtotal					1,294,349	1,223,301	1,223,301
	PDQ Enterprises LLC**		Senior Secured	11.0%		1,914,608	1,894,509	1,894,509	2/1/2021
	Percepto Robotics, Ltd.**^		Senior Secured	12.5%		299,078	292,618	292,618	8/1/2020
	Percepto Robotics, Ltd.**^		Senior Secured	12.5%		159,835	158,039	158,039	12/1/2020
	Percepto Robotics, Ltd.**^ Subtotal					458,913	450,657	450,657
	Percepto, Inc.		Senior Secured	11.8%		1,483,354	1,380,186	1,380,186	11/1/2022
	PLAE, Inc.		Senior Secured	9.0%	3.2%	755,123	744,189	744,189	12/1/2020

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate	End of Term Payment	Principal	Cost	Fair Value	Maturity Date
	Plant Prefab, Inc.		Senior Secured	11.0%		480,781	446,457	446,457	2/1/2022
	Plant Prefab, Inc.		Senior Secured	11.0%		480,869	471,551	471,551	2/1/2022
	Plant Prefab, Inc.		Senior Secured	11.0%		495,359	484,093	484,093	8/1/2022
	Plant Prefab, Inc. Subtotal					1,457,009	1,402,101	1,402,101
	Platform Science, Inc.		Senior Secured	12.0%		1,201,218	1,119,996	1,119,996	2/1/2022
	Plenty Unlimited, Inc.		Senior Secured	9.0%	11.7%	787,132	770,846	770,846	1/1/2021
	Plenty Unlimited, Inc.		Senior Secured	9.0%	9.4%	836,949	830,128	830,128	3/1/2021
	Plenty Unlimited, Inc.		Senior Secured	9.0%	11.7%	2,367,643	2,299,402	2,299,402	9/1/2021
	Plenty Unlimited, Inc. Subtotal					3,991,724	3,900,376	3,900,376
	Plethora, Inc.		Senior Secured	11.2%		2,666,486	2,425,631	2,425,631	3/1/2022
	Redaptive, Inc.		Senior Secured	12.0%		4,948,939	4,675,642	4,675,642	12/1/2022
	Romaine Empire, Inc.		Senior Secured	11.0%	4.1%	2,980,679	2,793,926	2,793,926	2/1/2023
	Romaine Empire, Inc.		Senior Secured	12.3%	3.6%	2,975,332	2,908,331	2,908,331	2/1/2023
	Romaine Empire, Inc. Subtotal					5,956,011	5,702,257	5,702,257
	Saber es Poder, Inc.		Senior Secured	10.5%		495,314	471,894	471,894	3/1/2022
	Saber es Poder, Inc.		Senior Secured	10.5%		247,694	248,680	248,680	5/1/2022
	Saber es Poder, Inc. Subtotal					743,008	720,574	720,574
	Saltbox, Inc.		Senior Secured	12.3%		494,826	465,602	465,602	6/1/2023
	SkyKick, Inc.		Senior Secured	10.5%		487,215	479,416	479,416	6/1/2020
	SkyKick, Inc.		Senior Secured	10.5%		230,569	228,818	228,818	10/1/2020
	SkyKick, Inc.		Senior Secured	10.5%		247,277	245,210	245,210	11/1/2020
	SkyKick, Inc.		Senior Secured	11.0%		4,950,665	4,736,573	4,736,573	6/1/2022
	SkyKick, Inc. Subtotal					5,915,726	5,690,017	5,690,017
	Strong Arm Technologies, Inc.		Senior Secured	12.0%		778,338	752,663	752,663	5/1/2021
	TAE Technologies, Inc.		Senior Secured	12.5%		6,288,918	6,128,847	6,128,847	3/1/2021
	TAE Technologies, Inc.		Senior Secured	12.5%		1,651,352	1,632,277	1,632,277	4/1/2021
	TAE Technologies, Inc. Subtotal					7,940,270	7,761,124	7,761,124
	Terramera, Inc.**^		Senior Secured	12.0%		1,217,666	1,165,220	1,165,220	4/1/2021
	Terramera, Inc.**^		Senior Secured	12.0%		608,969	600,472	600,472	4/1/2021
	Terramera, Inc.**^ Subtotal					1,826,635	1,765,692	1,765,692
	Theatro Labs, Inc.		Senior Secured	12.0%		1,448,761	1,408,039	1,408,039	8/1/2022
	Thras.io, Inc.		Senior Secured	12.0%	45.1%	183,517	183,517	183,517	4/1/2024
	Thras.io, Inc.		Senior Secured	12.0%	45.1%	182,514	182,514	182,514	5/1/2024
	Thras.io, Inc.		Senior Secured	12.0%	45.1%	271,855	271,855	271,855	6/1/2024
	Thras.io, Inc.		Senior Secured	12.0%	45.1%	361,559	361,559	361,559	6/1/2024
	Thras.io, Inc.		Senior Secured	12.0%	47.3%	445,119	445,119	445,119	7/1/2024
	Thras.io, Inc.		Senior Secured	12.0%	47.3%	87,785	87,785	87,785	8/1/2024
	Thras.io, Inc.		Senior Secured	12.0%	47.4%	276,242	243,560	243,560	4/1/2024
	Thras.io, Inc. Subtotal					1,808,591	1,775,909	1,775,909
	UniEnergy Technologies LLC		Senior Secured	12.3%		3,229,789	2,833,741	2,411,819	12/1/2020
	Velo Holdings Limited		Senior Secured	12.0%		2,474,142	2,307,246	2,307,246	6/1/2022
	Virtuix Holdings, Inc.		Senior Secured	11.0%		270,341	266,409	266,409	7/1/2020
	Virtuix Holdings, Inc.		Senior Secured	12.3%		247,177	241,626	241,626	4/1/2022
	Virtuix Holdings, Inc. Subtotal					517,518	508,035	508,035
	Voodoo Manufacturing, Inc.		Senior Secured	12.0%		371,034	342,182	342,182	3/1/2022
	Wheels Labs, Inc.		Senior Secured	12.5%		4,450,028	4,280,809	4,280,809	8/1/2022
	Wine Plum, Inc.		Senior Secured	12.5%		989,557	934,263	934,263	9/1/2022
Other Technology Total		53.6%				$116,002,562	$110,444,929	$109,563,967

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate	End of Term Payment	Principal	Cost	Fair Value	Maturity Date
Security
	Axonius, Inc.		Senior Secured	12.0%		$407,230	$393,001	$393,001	9/1/2021
	Karamba Security Ltd.**^		Senior Secured	12.0%		1,353,584	1,176,319	1,176,319	12/1/2021
	Nok Nok Labs, Inc.		Senior Secured	12.5%		343,062	319,482	319,482	12/1/2020
	Nok Nok Labs, Inc.		Senior Secured	12.5%		919,228	899,126	899,126	6/1/2022
	Nok Nok Labs, Inc. Subtotal					1,262,290	1,218,608	1,218,608
	Safetrust Holdings, Inc.		Senior Secured	12.5%		361,937	336,462	336,462	6/1/2021
	ThinAir Labs, Inc.		Senior Secured	18.0%		1,128,607	1,105,396	—	*
Security Total		1.5%				$4,513,648	$4,229,786	$3,124,390

Semiconductors & Equipment
	ETA Compute, Inc.		Senior Secured	10.3%		$9,313	$9,287	$9,287	10/1/2019
	ETA Compute, Inc.		Senior Secured	10.5%		98,372	97,845	97,845	8/1/2020
	ETA Compute, Inc.		Senior Secured	12.0%		1,310,838	1,261,988	1,261,988	11/1/2021
	ETA Compute, Inc. Subtotal					1,418,523	1,369,120	1,369,120
	Innophase, Inc.		Senior Secured	11.8%		5,055,357	4,915,916	4,915,916	6/1/2021
	Innophase, Inc.		Senior Secured	11.8%		2,167,845	2,138,295	2,138,295	6/1/2021
	Innophase, Inc. Subtotal					7,223,202	7,054,211	7,054,211
Semiconductors & Equipment Total		4.1%				$8,641,725	$8,423,331	$8,423,331

Software
	Alkanza Inc.		Senior Secured	12.5%		$741,768	$654,488	$500,482	3/1/2022
	Aptible, Inc.		Senior Secured	11.8%		137,280	135,121	135,121	2/1/2021
	ArborMetrix, Inc.		Senior Secured	11.5%		989,329	989,329	989,329	6/1/2022
	ArborMetrix, Inc.		Senior Secured	11.5%		3,461,042	3,326,877	3,326,877	6/1/2022
	ArborMetrix, Inc. Subtotal					4,450,371	4,316,206	4,316,206
	Blockdaemon, Inc.		Senior Secured	11.3%		195,793	179,784	179,784	8/1/2021
	Blockdaemon, Inc.		Senior Secured	11.3%		247,610	236,766	236,766	6/1/2022
	Blockdaemon, Inc. Subtotal					443,403	416,550	416,550
	Bloomboard, Inc.		Senior Secured	11.5%		2,504,334	1,801,360	1,684,258	*
	BlueCart, Inc.		Senior Secured	12.5%		69,366	68,863	68,863	1/1/2020
	BlueCart, Inc.		Senior Secured	12.8%		34,774	34,664	34,664	1/1/2020
	BlueCart, Inc. Subtotal					104,140	103,527	103,527
	Censia Inc.		Senior Secured	11.0%		990,587	921,243	921,243	10/1/2022
	Cloudleaf, Inc.		Senior Secured	12.0%		750,665	722,314	722,314	9/1/2021
	DealPath, Inc.		Senior Secured	11.0%		1,081,260	1,062,128	1,062,128	5/1/2021
	DemystData Limited		Senior Secured	11.8%		292,836	286,075	286,075	5/1/2020
	DemystData Limited		Senior Secured	11.8%		181,261	180,029	180,029	7/1/2020
	DemystData Limited Subtotal					474,097	466,104	466,104
	Drift Marketplace, Inc.		Senior Secured	11.0%		41,330	40,757	40,757	3/1/2020
	Drift Marketplace, Inc.		Senior Secured	11.0%		55,108	54,918	54,918	3/1/2020
	Drift Marketplace, Inc.		Senior Secured	11.0%		41,508	41,359	41,359	3/1/2020
	Drift Marketplace, Inc. Subtotal					137,946	137,034	137,034
	Dynamics, Inc.		Senior Secured	12.5%		5,887,701	5,215,775	5,215,775	8/1/2021
	Eskalera, Inc.		Senior Secured	10.5%		986,000	936,940	936,940	3/1/2023
	Estify, Inc.		Senior Secured	11.5%		730,698	723,423	341,682	11/1/2020
	Fortress IQ, Inc.		Senior Secured	11.3%		560,700	540,788	540,788	11/1/2021
	Gearbox Software, LLC		Senior Secured	11.0%		1,286,483	1,243,770	1,243,770	9/1/2020
	Gearbox Software, LLC		Senior Secured	11.0%		992,210	987,691	987,691	11/1/2020
	Gearbox Software, LLC		Senior Secured	11.0%		1,566,072	1,558,321	1,558,321	3/1/2021
	Gearbox Software, LLC Subtotal					3,844,765	3,789,782	3,789,782
	GoFormz, Inc.		Senior Secured	12.0%		766,526	718,484	718,484	11/1/2020
	HealthPrize Technologies, LLC		Senior Secured	12.0%		28,205	28,010	28,010	12/1/2019
	Highfive Technologies, Inc.		Senior Secured	11.5%		3,577,379	3,446,398	3,446,398	10/1/2021
	ICX Media, Inc.		Senior Secured	12.5%		494,551	454,636	454,636	5/1/2022

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate	End of Term Payment	Principal	Cost	Fair Value	Maturity Date
	Interana, Inc.		Senior Secured	11.3%		2,164,893	2,109,246	2,109,246	6/1/2021
	Invoice2Go, Inc.		Senior Secured	11.8%		327,944	319,147	319,147	6/1/2020
	Invoice2Go, Inc.		Senior Secured	11.8%		1,064,625	1,042,552	1,042,552	4/1/2021
	Invoice2Go, Inc.		Senior Secured	11.8%		1,064,751	1,064,751	1,064,751	4/1/2021
	Invoice2Go, Inc.		Senior Secured	11.8%		912,748	912,748	912,748	4/1/2021
	Invoice2Go, Inc.		Senior Secured	12.0%		988,831	879,446	879,446	3/1/2022
	Invoice2Go, Inc.		Senior Secured	12.0%		989,275	973,824	973,824	7/1/2022
	Invoice2Go, Inc.		Senior Secured	12.0%		989,693	972,038	972,038	11/1/2022
	Invoice2Go, Inc.		Senior Secured	12.0%		989,667	970,302	970,302	3/1/2023
	Invoice2Go, Inc. Subtotal					7,327,534	7,134,808	7,134,808
	Ipolipo, Inc.		Senior Secured	12.0%		2,257,851	2,176,192	2,176,192	12/1/2021
	JethroData, Inc.**^		Senior Secured	18.0%		704,868	681,877	327,328	*
	Loft, Inc.		Senior Secured	11.8%		562,725	540,827	540,827	9/1/2021
	Metarail, Inc.		Senior Secured	12.0%		652,522	625,558	261,904	6/1/2022
	Metawave Corporation		Senior Secured	12.0%		989,237	952,611	952,611	7/1/2022
	Mines.io, Inc.**^		Senior Secured	12.0%		181,641	177,330	177,330	7/1/2020
	Mines.io, Inc.**^		Senior Secured	12.3%		677,270	632,897	632,897	12/1/2021
	Mines.io, Inc.**^		Senior Secured	12.5%		494,338	494,338	494,338	3/1/2022
	Mines.io, Inc.**^ Subtotal					1,353,249	1,304,565	1,304,565
	Mintigo, Inc.**^		Senior Secured	10.0%		135,438	133,520	133,520	4/1/2020
	Mintigo, Inc.**^		Senior Secured	10.0%		191,112	190,134	190,134	7/1/2020
	Mintigo, Inc.**^		Senior Secured	10.0%		320,308	317,484	317,484	7/1/2021
	Mintigo, Inc.**^ Subtotal					646,858	641,138	641,138
	OrderGroove, Inc.		Senior Secured	12.0%		2,472,919	2,341,128	2,341,128	6/1/2023
	OrderGroove, Inc.		Senior Secured	12.0%		1,237,235	1,212,251	1,212,251	6/1/2023
	OrderGroove, Inc. Subtotal					3,710,154	3,553,379	3,553,379
	Owl Cameras, Inc.		Senior Secured	12.5%		3,462,732	3,232,078	3,232,078	12/1/2022
	PlushCare, Inc.		Senior Secured	11.8%		989,304	938,053	938,053	5/1/2022
	PlushCare, Inc.		Senior Secured	11.8%		742,581	724,884	724,884	5/1/2022
	PlushCare, Inc. Subtotal					1,731,885	1,662,937	1,662,937
	PrivCo Holdings, Inc.		Senior Secured	12.0%		298,364	287,134	287,134	2/1/2021
	Ready Education Inc.**^		Senior Secured	11.5%		203,506	203,506	203,506	9/1/2021
	Ready Education Inc.**^		Senior Secured	11.5%		391,954	391,954	391,954	9/1/2021
	Ready Education Inc.**^ Subtotal					595,460	595,460	595,460
	Resilio, Inc.		Senior Secured	12.8%		157,683	134,644	134,644	3/1/2021
	Resilio, Inc.		Senior Secured	12.8%		173,423	173,423	173,423	5/1/2021
	Resilio, Inc. Subtotal					331,106	308,067	308,067
	Skillshare, Inc.		Senior Secured	12.0%		1,445,738	1,383,931	1,383,931	6/1/2021
	Skillshare, Inc.		Senior Secured	12.5%		932,221	917,065	917,065	1/1/2022
	Skillshare, Inc.		Senior Secured	12.8%		988,912	972,891	972,891	4/1/2022
	Skillshare, Inc. Subtotal					3,366,871	3,273,887	3,273,887
	Stitch Labs, Inc.		Senior Secured	12.0%		1,441,014	1,349,601	1,349,601	2/1/2022
	Stitch Labs, Inc.		Senior Secured	12.3%		742,072	726,715	726,715	6/1/2022
	Stitch Labs, Inc. Subtotal					2,183,086	2,076,316	2,076,316
	Swivel, Inc.		Senior Secured	12.0%		247,342	228,100	228,100	8/1/2022
	Swivel, Inc.		Senior Secured	12.0%		247,398	247,398	247,398	10/1/2022
	Swivel, Inc. Subtotal					494,740	475,498	475,498
	Swrve, Inc.		Senior Secured	11.8%		909,729	892,352	892,352	11/1/2020
	Talla, Inc.		Senior Secured	12.5%		494,456	457,025	457,025	5/1/2022
	The/Studio Technologies, Inc.		Senior Secured	11.0%		244,485	237,740	237,740	6/1/2020
	Trendalytics Innovation Labs, Inc.		Senior Secured	12.8%		296,655	262,642	262,642	6/1/2022
	Truthset, Inc.		Senior Secured	10.5%		371,717	333,751	333,751	2/1/2023
	Unmetric, Inc.		Senior Secured	11.5%		69,506	68,480	68,480	2/1/2020

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate	End of Term Payment	Principal	Cost	Fair Value	Maturity Date

	VenueNext, Inc.		Senior Secured	11.0%		436,871	427,359	427,359	5/1/2020
	VenueNext, Inc.		Senior Secured	11.3%		1,128,446	1,122,734	1,122,734	7/1/2021
	VenueNext, Inc.		Senior Secured	11.3%		1,265,095	1,248,068	1,248,068	10/1/2021
	VenueNext, Inc. Subtotal					2,830,412	2,798,161	2,798,161
	Venuetize, LLC		Senior Secured	12.3%		234,485	211,956	211,956	4/1/2022
	Vuemix, Inc.		Senior Secured	11.3%		124,180	121,385	121,385	11/1/2020
	Workspot, Inc.		Senior Secured	12.0%		246,352	238,484	238,484	6/1/2020
	Workspot, Inc.		Senior Secured	12.0%		398,726	393,694	393,694	12/1/2020
	Workspot, Inc.		Senior Secured	12.0%		610,805	571,161	571,161	9/1/2021
	Workspot, Inc.		Senior Secured	12.0%		742,433	676,374	676,374	8/1/2022
	Workspot, Inc. Subtotal					1,998,316	1,879,713	1,879,713
	Xeeva, Inc.		Senior Secured	12.0%		891,960	887,234	887,234	7/1/2020
Software Total		31.8%				$69,992,412	$66,372,328	$65,001,276

Technology Services
	AirHelp, Inc.		Senior Secured	10.0%		$361,110	$356,125	$356,125	5/1/2020
	AirHelp, Inc.		Senior Secured	10.0%		223,876	222,624	222,624	7/1/2020
	AirHelp, Inc.		Senior Secured	10.0%		287,924	285,749	285,749	10/1/2020
	AirHelp, Inc. Subtotal					872,910	864,498	864,498
	Akademos, Inc.		Junior Secured	13.5%	1.5%	413,836	390,306	390,306	8/1/2020
	Blazent, Inc.		Senior Secured	12.0%		1,666,887	1,339,715	682,415	*
	Blue Technologies Limited**^		Senior Secured	11.0%		266,039	263,986	263,986	4/1/2020
	Callisto Media, Inc.		Senior Secured	10.0%		1,285,592	1,277,397	1,277,397	6/1/2020
	Callisto Media, Inc.		Senior Secured	10.0%		677,238	674,544	674,544	9/1/2020
	Callisto Media, Inc.		Senior Secured	10.0%		836,205	832,123	832,123	12/1/2020
	Callisto Media, Inc.		Senior Secured	10.0%		991,240	985,501	985,501	3/1/2021
	Callisto Media, Inc.		Senior Secured	10.0%		2,971,903	2,817,701	2,817,701	12/1/2021
	Callisto Media, Inc.		Senior Secured	10.0%		2,972,598	2,930,065	2,930,065	3/1/2022
	Callisto Media, Inc.		Senior Secured	10.0%		2,973,286	2,925,356	2,925,356	6/1/2022
	Callisto Media, Inc.		Senior Secured	10.0%		2,973,923	2,914,648	2,914,648	9/1/2022
	Callisto Media, Inc. Subtotal					15,681,985	15,357,335	15,357,335
	CloudIQ Ltd.**^		Senior Secured	12.0%		531,548	499,030	499,030	12/1/2020
	CloudIQ Ltd.**^		Senior Secured	12.0%		564,282	564,282	564,282	1/1/2021
	CloudIQ Ltd.**^		Senior Secured	12.0%		660,425	660,425	660,425	4/1/2021
	CloudIQ Ltd.**^ Subtotal					1,756,255	1,723,737	1,723,737
	Dolly, Inc.		Senior Secured	12.0%		629,678	614,364	614,364	5/1/2021
	Keyo AI Inc.		Senior Secured	10.0%		480,907	454,861	454,861	2/1/2022
	Leap Services, Inc.		Senior Secured	12.0%		494,886	467,762	467,762	6/1/2022
	Lifit, Inc.**^		Senior Secured	12.0%		494,799	452,336	452,336	8/1/2022
	Lifit, Inc.**^		Senior Secured	12.0%		494,944	483,369	483,369	10/1/2022
	Lifit, Inc.**^ Subtotal					989,743	935,705	935,705
	Loansnap Holdings Inc.**		Senior Secured	11.0%		2,723,982	2,592,198	2,592,198	6/1/2022
	PayJoy, Inc.**		Senior Secured	10.0%		781,224	753,394	753,394	8/1/2021
	Relimetrics, Inc.		Senior Secured	11.3%		349,564	334,060	334,060	1/1/2022
	Riffyn, Inc.		Senior Secured	11.5%		627,574	609,065	609,065	3/1/2021
	Riffyn, Inc.		Senior Secured	11.5%		361,045	356,187	356,187	6/1/2021
	Riffyn, Inc. Subtotal					988,619	965,252	965,252
	Solugen, Inc.		Senior Secured	11.0%		2,477,059	2,264,158	2,264,158	1/1/2023
	Thrive Financial, Inc.**		Senior Secured	11.5%		990,294	922,707	922,707	10/1/2022
	TrueFacet, Inc.		Senior Secured	10.9%		946,610	897,958	145,812	*

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate	End of Term Payment	Principal	Cost	Fair Value	Maturity Date

	Zeel Networks, Inc.		Senior Secured	11.0%		363,867	358,883	358,883	8/1/2020
	Zeel Networks, Inc.		Senior Secured	11.0%		181,937	181,069	181,069	8/1/2020
	Zeel Networks, Inc.		Senior Secured	11.0%		181,947	180,944	180,944	8/1/2020
	Zeel Networks, Inc.		Senior Secured	11.0%		1,139,903	1,075,676	1,075,676	3/1/2022
	Zeel Networks, Inc.		Senior Secured	11.0%		1,140,233	1,121,382	1,121,382	3/1/2022
	Zeel Networks, Inc. Subtotal					3,007,887	2,917,954	2,917,954
Technology Services Total		16.0%				$35,518,365	$34,059,950	$32,650,504

Wireless
	Juvo Mobile, Inc.**		Senior Secured	11.0%		$74,147	$73,962	$73,962	1/1/2020
	Juvo Mobile, Inc.**		Senior Secured	11.0%		92,265	91,954	91,954	2/1/2020
	Juvo Mobile, Inc.** Subtotal					166,412	165,916	165,916
	Nextivity, Inc.		Senior Secured	12.0%		3,408,991	3,408,784	3,408,784	6/1/2021
	Nextivity, Inc.		Senior Secured	12.0%		930,010	930,010	930,010	6/1/2021
	Nextivity, Inc. Subtotal					4,339,001	4,338,794	4,338,794
	Parallel Wireless, Inc.		Senior Secured	11.8%		901,410	893,486	893,486	4/1/2020
	Parallel Wireless, Inc.		Senior Secured	11.8%		697,032	692,631	692,631	10/1/2020
	Parallel Wireless, Inc. Subtotal					1,598,442	1,586,117	1,586,117
Wireless Total		3.0%				$6,103,855	$6,090,827	$6,090,827
Grand Total		178.3%				$390,715,790	$373,610,691	$364,240,861
* As of September 30, 2019, loans with a cost basis of $12.5 million and a fair value of $6.4 million were classified as non-accrual. These loans have been accelerated from their original maturity and are due in their entirety. During the period for which these loans have been on non-accrual status, no interest income has been recognized.

** Indicates assets that the Fund deems “non-qualifying assets.” As of September 30, 2019, 11.3% of the Fund’s total assets represented non-qualifying assets. Under Section 55(a) of the 1940 Act, the Fund is prohibited from acquiring any additional non-qualifying assets unless, at the time of acquisition, certain specified qualifying assets (e.g., securities issued by an “eligible portfolio company, ” as defined in Section 2(a)(46)) must represent at least 70% of its total assets. As part of this calculation, the numerator consists of the value of the Fund’s investments in all eligible portfolio companies and the denominator consists of total assets less those assets described in Section 55(a)(7) of the 1940 Act.

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

** Indicates assets that the Fund deems “non-qualifying assets.” As of December 31, 2018, 11.6% of the Fund’s total assets represented non-qualifying assets. Under Section 55(a) of the 1940 Act, the Fund is prohibited from acquiring any additional non-qualifying assets unless, at the time of acquisition, certain specified qualifying assets (e.g., securities issued by an “eligible portfolio company,” as defined in Section 2(a)(46)) represent at least 70% of its total assets. As part of this calculation, the numerator consists of the value of the Fund’s investments in all eligible portfolio companies and the denominator consists of total assets less those assets described in Section 55(a)(7) of the 1940 Act.

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

VENTURE LENDING & LEASING VIII, INC.

CONDENSED SCHEDULES OF OPEN SWAP CONTRACTS (UNAUDITED)
AS OF SEPTEMBER 30, 2019 AND DECEMBER 31, 2018

			AS OF SEPTEMBER 30, 2019
Description and terms of payments to be received from another party	Description and terms of payments to be paid to another party	Counterparty	Maturity Date (a)	Notional Amount	Value	Upfront payments / receipts	Unrealized appreciation / (depreciation) (b)
Cancellable Interest Rate Swap - Floating interest rate USD-LIBOR-BBA	Fixed interest rate 2.200%, to be paid monthly	MUFG Union Bank, N.A.	9/11/2020	$102,000,000	$(188,077)	$—	$(188,077)
Floating interest rate greater of USD-LIBOR-BBA or 0.00%, to be received monthly	Fixed interest rate 2.005%, to be paid monthly	MUFG Union Bank, N.A.	9/11/2020	90,000,000	(285,893)	—	(285,893)
Total				$192,000,000	$(473,970)	$—	$(473,970)

			AS OF DECEMBER 31, 2018
Description and terms of payments to be received from another party	Description and terms of payments to be paid to another party	Counterparty	Maturity Date (a)	Notional Amount	Value	Upfront payments / receipts	Unrealized appreciation / (depreciation) (b)
Cancellable Interest Rate Swap - Floating interest rate USD-LIBOR-BBA	Fixed interest rate 2.200%, to be paid monthly	MUFG Union Bank, N.A.	9/11/2020	$102,000,000	$616,148	$—	$616,148
Total				$102,000,000	$616,148	$—	$616,148

(a) The Floating interest rate USD-LIBOR-BBA interest rate swap includes an option for the Fund to terminate the swap early on March 31, 2020.
(b) The unrealized appreciation/depreciation were valued using prices or valuation based on observable inputs other than quoted price in active markets for identical assets and liabilities. See "Note 3. Fair Value Disclosures" for more information.

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

In the Manager’s opinion, the accompanying condensed interim financial statements (hereafter referred to as “financial statements”) include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the nine months ended September 30, 2019 are not necessarily indicative of what the results would be for a full year. These financial statements should be read in conjunction with the financial statements and the notes included in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2018.

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
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand and money market mutual funds with maturities of 90 days or less. Money market mutual funds held as cash equivalents are valued at their most recently traded net asset value. Within cash and cash equivalents, as of September 30, 2019, the Fund held 3,122,898 units in the Blackrock Treasury Trust Institutional Fund valued at $1 per unit at a yield of 2.10%, which represented 1.53% of the net assets of the Fund.

Interest Income
Interest income on loans is recognized on an accrual basis using the effective interest method including amounts resulting from the amortization of equity securities included as additional compensation as part of the loan agreements. Additionally, fees received as part of the transaction are added to the loan discount and amortized over the life of the loan.

Realized Gains and Losses from loans
Realized gains and losses on the sale of loans are computed using the difference between the original cost and the sales proceeds. Realized losses on loan write-offs are recognized when management determines a loan is uncollectible.

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

As of September 30, 2019 and December 31, 2018, the financial statements included nonmarketable investments of $364.2 million and $399.0 million, respectively, (or 97.7% and 93.9% of the total assets, respectively), with the fair values determined by the Manager in the absence of readily determinable market values. Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Below is the information used by the Manager in making these estimates.

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
As of September 30, 2019, loans with a cost basis of $12.5 million and a fair value of $6.4 million were classified as non-accrual. As of December 31, 2018, loans with a cost basis of $8.5 million and a fair value of $4.5 million were classified as non-accrual.

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

The remaining expected lives of warrants are based on historical experience of the average life of the warrants, as warrants are often exercised in the event of acquisitions, mergers, or initial public offerings, and terminated due to events such as bankruptcies, restructuring activities, or additional financings. These events cause the expected term to be less than the remaining contractual term of the warrants. As of September 30, 2019 and December 31, 2018, the Fund assumed the average duration of a warrant was 4.0 years and 3.5 years, respectively. The effect of a hypothetical increase in the estimated initial term of the warrants used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants. However, the estimated initial term of the warrants is one factor, of many, used in the valuation of warrants, and by itself does not have a significant impact on the result of operations.

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
As of September 30, 2019 and December 31, 2018, the fair values of Other assets and accrued liabilities are estimated at their carrying values because of the short-term nature of these assets and liabilities.
As of September 30, 2019 and December 31, 2018, the carrying values of the borrowings under the debt facility were $164.0 million and $203.0 million, respectively. The carrying values of the borrowings under the debt facility approximates their fair value based on the borrowing rates available to the Fund.
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

Interest Rate Cap Agreement

The Fund had entered into an interest rate cap agreement which was primarily valued on the basis of the future expected interest rates on the remaining notional principal balance (see Note 8). This methodology was comparable to what a prospective acquirer would use in determining the amount they would pay on the measurement date. Valuation pricing models utilized to fair value the cap consider inputs such as forward rates, anticipated interest rate volatility relating to the reference rate, as well as time value and other factors underlying cap instruments. The Fund is a party to a master netting arrangement with MUFG Union Bank, N.A., however, the Fund has elected not to offset assets and liabilities under these arrangements for financial statement presentation purposes. The contract is recorded at gross fair value in either Derivative asset - interest rate cap or Derivative liability - interest rate cap in the Condensed Statements of Assets and Liabilities, depending on whether the value of the contract is in favor of the Fund or the counterparty. Subsequent changes in fair value were recorded in Net change in unrealized gain (loss) from derivative instruments in the Condensed Statements of Operations and the quarterly interest received on the interest rate cap contracts, if any, was recorded in Net realized gain (loss) from derivative instruments in the Condensed Statements of Operations. The interest rate cap agreement was canceled in April 2018 and the value was rolled over into an interest rate swap agreement effective March 30, 2018. Since inception through their cancellation, no interest was received on interest rate cap contracts.
Interest Rate Swap Agreement

The Fund entered into an interest rate swap agreement to manage the Fund’s exposure to changes in interest rates on its expected borrowings under its debt facility, as the Fund originates fixed rate loans (see Note 9). The Fund has entered into two types of swap transactions. The cancellable interest rate swap transaction is primarily valued on the basis of quotes obtained from banks, brokers and dealers and adjusted for counterparty risk and the optionality to terminate the swap early. The interest rate swap and floor transaction is also valued on the basis of quotes obtained from banks, brokers and dealers and adjusted for the counterparty risk and the interest rate floor. The valuation of both swap transactions also considers the future expected interest rates on the notional principal balances remaining which is comparable to what a prospective acquirer would pay on the measurement date. Valuation pricing models consider inputs such as forward rates, anticipated interest rate volatility relating to the reference rate, as well as time value and other factors underlying swap instruments. The Fund is a party to a master netting arrangement with MUFG Union Bank, N.A., however, the Fund has elected not to offset assets and liabilities under these arrangements for financial statement presentation purposes. The transactions are recorded at gross fair value in either Derivative asset - interest rate swap or Derivative liability - interest rate swap in the Condensed Statements of Assets and Liabilities, depending on whether the value of the transaction is in favor of the Fund or the counterparty. The changes in fair value are recorded in Net change in unrealized gain (loss) from derivative instruments in the Condensed Statements of Operations and the quarterly interest received or paid on the interest rate swap transaction, if any, is recorded in Net realized gain (loss) from derivative instruments in the Condensed Statements of Operations. Both the cancellable interest rate swap and the interest rate swap and floor transactions are contractually scheduled to terminate on September 11, 2020. The Fund has the option with the cancellable interest rate swap transaction to terminate the swap early on March 31, 2020.

3. FAIR VALUE DISCLOSURES
The Fund provides asset-based financing primarily to start-up and emerging growth venture-backed companies pursuant to commitments whereby the Fund agrees to finance assets and provide working or growth capital up to a specified amount for the term of the commitment, upon the terms and subject to the conditions specified by such commitment. Even though these loans are generally secured by the assets of the borrowers, the Fund in most cases is subject to the credit risk of such companies. As of September 30, 2019, the Fund’s investments in loans were primarily to companies based within the United States and were diversified among borrowers in the industry segments shown in the Condensed Schedules of Investments. All loans are senior to unsecured creditors and other secured creditors, unless as indicated in the Condensed Schedules of Investments.

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

For the three and nine months ended September 30, 2019, the weighted-average interest rate on performing loans was 16.32% and 17.93%, respectively, which was inclusive of both cash and non-cash interest income. For the three and nine months ended September 30, 2019, the weighted-average interest rate on the cash portion of the interest income was 13.00% and 14.42%, respectively. For the three and nine months ended September 30, 2018, the weighted-average interest rate on performing loans was 22.02% and 18.02%, respectively, which was inclusive of both cash and non-cash interest income. For the three and nine months ended September 30, 2018, the weighted-average interest rate on the cash portion of the interest income was 17.54% and 14.50%, respectively.

For the three and nine months ended September 30, 2019, the weighted-average interest rate on all loans was 15.90% and 17.53%, respectively, which was inclusive of both cash and non-cash interest income. For the three and nine months ended September 30, 2019, the weighted-average interest on the cash portion of the interest income was 12.66% and 14.10%, respectively. For the three and nine months ended September 30, 2018, the weighted-average interest rate on all loans was 21.83% and 17.90%, respectively, which was inclusive of both cash and non-cash interest income. For the three and nine months ended September 30, 2018, the weighted-average interest on the cash portion of the interest income was 17.39% and 14.41%, respectively.

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

All loans as of September 30, 2019 and December 31, 2018 were pledged as collateral for the debt facility, and the Fund’s borrowings are generally collateralized by all assets of the Fund. As of September 30, 2019 and December 31, 2018, the Fund had unexpired unfunded commitments to borrowers of $60.6 million and $64.9 million, respectively.

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

Transfers of investments between levels of the fair value hierarchy are recorded on the actual date of the event or change in circumstances that caused the transfer. There were no transfers in and out of Level 1, 2, and 3 during the three and nine months ended September 30, 2019 and 2018.

The Fund’s cash equivalents were valued at the traded net asset value of the money market fund. As a result, these measurements are classified as Level 1. The Fund’s investments in the interest rate cap and swap are based on quotes from the market makers that derive fair values from market data, and therefore, are classified as Level 2. The Fund’s borrowings under the debt facility are also classified as Level 2, because the carrying values of the borrowings approximate fair value based on rates that are observable at commonly quoted intervals, which are Level 2 inputs. The Fund’s loan transactions are individually negotiated and unique, and because there is little to no market in which these assets trade, the inputs for these assets, which are valued using estimated exit values, are classified as Level 3.

The following tables provide quantitative information about the Fund’s Level 3 fair value measurements of the Fund’s investments by industry as of September 30, 2019 and December 31, 2018. In addition to the techniques and inputs noted in the tables below, the Fund may also use other valuation techniques and methodologies when determining its fair value measurements.

Investment Type - Level 3
Debt Investments	Fair Values at September 30, 2019	Valuation Techniques / Methodologies	Unobservable Inputs	Weighted Averages (a) / Amounts or Ranges

Biotechnology	$2,854,044	Hypothetical market analysis	Hypothetical market coupon rate	14%
		Income approach	Expected amount and timing of cash flow payments	$0

Computers and Storage	3,621,032	Hypothetical market analysis	Hypothetical market coupon rate	19%

Enterprise Networking	1,725,909	Hypothetical market analysis	Hypothetical market coupon rate	15%
		Income approach	Expected amount and timing of cash flow payments	$3,448,566
			Discount rate	3%

Internet	57,493,390	Hypothetical market analysis	Hypothetical market coupon rate	15%
		Income approach	Expected amount and timing of cash flow payments	$2,036,298
			Discount rate	3%

Medical Devices	33,450,204	Hypothetical market analysis	Hypothetical market coupon rate	20%
		Income approach	Expected amount and timing of cash flow payments	$11,429,931
			Discount rate	3%

Other Healthcare	40,241,987	Hypothetical market analysis	Hypothetical market coupon rate	14%
		Income approach	Expected amount and timing of cash flow payments	$427,207 - $2,309,373
			Discount rate	3%

Investment Type - Level 3
Debt Investments	Fair Values at September 30, 2019	Valuation Techniques / Methodologies	Unobservable Inputs	Weighted Averages (a) / Amounts or Ranges
Other Technology	109,563,967	Hypothetical market analysis	Hypothetical market coupon rate	16%
		Income approach	Expected amount and timing of cash flow payments	$0 - $3,499,803
			Discount rate	0% - 3%

Security	3,124,390	Hypothetical market analysis	Hypothetical market coupon rate	20%
		Income approach	Expected amount and timing of cash flow payments	$0

Semiconductors and Equipment	8,423,331	Hypothetical market analysis	Hypothetical market coupon rate	15%

Software	65,001,276	Hypothetical market analysis	Hypothetical market coupon rate	16%
		Income approach	Expected amount and timing of cash flow payments	$761,596 - $3,053,760
			Discount rate	3%

Technology Services	32,650,504	Hypothetical market analysis	Hypothetical market coupon rate	13%
		Income approach	Expected amount and timing of cash flow payments	$1,265,313 - $1,845,479
			Discount rate	3%

Wireless	6,090,827	Hypothetical market analysis	Hypothetical market coupon rate	13%

Total debt investments	$364,240,861
(a)The weighted average hypothetical market coupon rates were calculated using the relative fair value of the loans.

Investment Type - Level 3
Debt Investments	Fair Values at December 31, 2018	Valuation Techniques / Methodologies	Unobservable Inputs	Weighted Averages (a) / Amounts or Ranges

Biotechnology	$1,555,663	Hypothetical market analysis	Hypothetical market coupon rate	15%
		Income approach	Expected amount and timing of cash flow payments	$0

Computers and Storage	2,848,813	Hypothetical market analysis	Hypothetical market coupon rate	21%

Enterprise Networking	3,266,067	Hypothetical market analysis	Hypothetical market coupon rate	15%

Internet	78,722,609	Hypothetical market analysis	Hypothetical market coupon rate	15%
		Income approach	Expected amount and timing of cash flow payments	$9,329,138
			Discount rate	4%

Medical Devices	24,688,884	Hypothetical market analysis	Hypothetical market coupon rate	16%
		Income approach	Expected amount and timing of cash flow payments	$11,800,605
			Discount rate	4%

Other Healthcare	46,191,570	Hypothetical market analysis	Hypothetical market coupon rate	14%
		Income approach	Expected amount and timing of cash flow payments	$190,000 - $1,648,552
			Discount rate	4%

Other Technology	113,584,105	Hypothetical market analysis	Hypothetical market coupon rate	15%
		Income approach	Expected amount and timing of cash flow payments	$0 - $2,787,929
			Discount rate	0% - 4%

Investment Type - Level 3
Debt Investments	Fair Values at December 31, 2018	Valuation Techniques / Methodologies	Unobservable Inputs	Weighted Averages (a) / Amounts or Ranges
Security	3,553,554	Hypothetical market analysis	Hypothetical market coupon rate	20%
		Income approach	Expected amount and timing of cash flow payments	$0

Semiconductors and Equipment	11,238,444	Hypothetical market analysis	Hypothetical market coupon rate	15%

Software	70,661,708	Hypothetical market analysis	Hypothetical market coupon rate	16%
		Income approach	Expected amount and timing of cash flow payments	$0 - $3,253,760
			Discount rate	0% - 4%

Technology Services	33,040,931	Hypothetical market analysis	Hypothetical market coupon rate	13%
		Income approach	Expected amount and timing of cash flow payments	$751,771 - $2,459,113
			Discount rate	4%

Wireless	9,628,183	Hypothetical market analysis	Hypothetical market coupon rate	13%
Total debt investments	$398,980,531
(a)The weighted average hypothetical market coupon rates were calculated using the relative fair value of the loans.

The following tables present the balances of assets and liabilities as of September 30, 2019 and December 31, 2018 measured at fair value on a recurring basis:

As of September 30, 2019
ASSETS:	Level 1	Level 2	Level 3	Total
Loans†	$—	$—	$364,240,861	$364,240,861
Cash and cash equivalents	3,122,898	—	—	3,122,898
Total assets	$3,122,898	$—	$364,240,861	$367,363,759

LIABILITIES:	Level 1	Level 2	Level 3	Total
Borrowings under debt facility	$—	$164,000,000	$—	$164,000,000
Derivative liability - interest rate swap	—	473,970	—	473,970
Total liabilities	$—	$164,473,970	$—	$164,473,970

As of December 31, 2018
ASSETS:	Level 1	Level 2	Level 3	Total
Loans†	$—	$—	$398,980,531	$398,980,531
Derivative asset - interest rate swap	—	616,148	—	616,148
Cash and cash equivalents	19,388,362	—	—	19,388,362
Total assets	$19,388,362	$616,148	$398,980,531	$418,985,041

LIABILITIES:	Level 1	Level 2	Level 3	Total
Borrowings under debt facility	$—	$203,000,000	$—	$203,000,000
Total liabilities	$—	$203,000,000	$—	$203,000,000

† For a detailed listing of borrowers comprising this amount, please refer to the Condensed Schedules of Investments.

The following tables provide a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Three Months Ended September 30, 2019
	Loans	Convertible Loan	Stock	Warrants
Beginning balance	$368,482,704	$—	$—	$—
Acquisitions and originations	46,025,000	—	455,286	3,226,487
Principal reductions and amortization of discounts	(43,312,647)	—	—	—
Distributions to shareholder	—	—	(455,286)	(3,226,487)
Net change in unrealized loss from loans	(451,245)	—	—	—
Net realized loss from loans	(6,502,951)	—	—	—
Ending balance	$364,240,861	$—	$—	$—
Net change in unrealized loss from loans relating to loans still held at September 30, 2019	$(3,176,401)

	For the Nine Months Ended September 30, 2019
	Loans	Convertible Loan	Stock	Warrants
Beginning balance	$398,980,531	$—	$—	$—
Acquisitions and originations	116,725,000	4,310,753	1,087,740	9,439,612
Principal reductions and amortization of discounts	(141,439,466)	—	—
Distributions to shareholder	—	(4,310,753)	(1,087,740)	(9,439,612)
Net change in unrealized loss from loans	(3,040,912)	—		—
Net realized loss from loans	(6,984,292)	—		—
Ending balance	$364,240,861	$—	$—	$—
Net change in unrealized loss from loans relating to loans still held at September 30, 2019	$(4,181,518)

	For the Three Months Ended September 30, 2018
	Loans	Stock	Warrants
Beginning balance	$436,057,197	$—	$—
Acquisitions and originations	47,675,000	1,500,000	2,581,369
Principal reductions and amortization of discounts	(65,670,089)	—	—
Distributions to shareholder	—	(1,500,000)	(2,581,369)
Net change in unrealized loss from loans	(6,570,644)	—	—
Net realized loss from loans	(283,511)	—	—
Ending balance	$411,207,953	$—	$—
Net change in unrealized loss from loans relating to loans still held at September 30, 2018	$(6,854,154)

	For the Nine Months Ended September 30, 2018
	Loans	Stock	Warrants
Beginning balance	$310,710,678	$—	$—
Acquisitions and originations	223,970,806	1,500,000	13,712,013
Principal reductions and amortization of discounts	(113,808,751)		—
Distributions to shareholder	—	(1,500,000)	(13,712,013)
Net change in unrealized loss from loans	(7,798,113)	—	—
Net realized loss from loans	(1,866,667)	—	—
Ending balance	$411,207,953	$—	$—
Net change in unrealized loss from loans relating to loans still held at September 30, 2018	$(9,263,809)

4.	EARNINGS PER SHARE
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
As of both September 30, 2019 and December 31, 2018, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding. Total committed capital of the Company, as of both September 30, 2019 and December 31, 2018, was $423.6 million. Total contributed capital to the Company through September 30, 2019 and December 31, 2018 was $360.1 million and $347.4 million, of which $306.6 million and $297.6 million was contributed to the Fund, respectively.

The chart below shows the distributions of the Fund for the nine months ended September 30, 2019 and 2018.

	For the Nine Months Ended September 30, 2019	For the Nine Months Ended September 30, 2018
Cash distributions	$30,750,000	$40,000,000
Distributions of equity securities and convertible loan	14,838,105	15,212,013
Total distributions to shareholder	$45,588,105	$55,212,013

Final classification of the distributions as either a return of capital or a distribution of income is an annual determination made at the end of each year dependent upon the Fund’s current year and cumulative earnings and profits.
6.  DEBT FACILITY
On April 5, 2016, the Fund established a secured, syndicated revolving loan facility in an initial amount up to $150.0 million, (the “Loan Agreement”) led by Wells Fargo, N.A. and MUFG Union Bank, N.A. On September 11, 2017, the Loan Agreement was amended (the “Amended Loan Agreement”) and the borrowing availability thereunder increased the size of the facility to $280.0 million. An additional $75.0 million is potentially available to the Fund, subject to further negotiation and credit approval, through an accordion provision contained in the Amended Loan Agreement. All of the assets of the Fund collateralize borrowings by the Fund. Loans under the facility may be, at the option of the Fund, a Reference Rate Loan, a LIBOR Loan or a LIBOR Market Index Rate Loan. A Reference Rate Loan is defined as a loan bearing interest at the highest of: (a) the Federal Funds Rate for such day plus one half of one percent (0.50%), (b) the prime rate and (c) LIBOR loan period of one month plus one percent (1%) (“Reference Rate”). A LIBOR Loan is defined as a loan bearing interest at the prevailing LIBOR rate for a period equal to the applicable LIBOR Loan period which appears on the Reuters Screen LIBOR01 Page (or any applicable successor page) at approximately 11:00 a.m. (London time) two (2) business days prior to the first day of the applicable LIBOR Loan period (rounded upward, if necessary, to the nearest 1/100th of 1%) divided by one minus the percentage (expressed as a decimal and rounded upwards, if necessary, to the next higher 1/100th of 1%) which is in effect for such day as prescribed by the Board of Governors of the Federal Reserve System (or any successor) for determining the maximum reserve requirement (including, without limitation, any basic, supplemental or emergency reserves) in respect of eurocurrency liabilities or any similar category of liabilities for a member bank of the Federal Reserve System in New York City (“LIBOR Reserve Percentage”) (“LIBOR”). A LIBOR Market Index Rate Loan is defined as a loan bearing interest, for any day, at a variable rate of interest equal to the one-month LIBOR (“LIBOR Market Index Rate”) based on a minimum deposit of at least $5.0 million for a period equal to one month which appears on the Reuters Screen LIBOR01 Page (or any applicable successor page) at approximately 11:00 a.m. (London time) on such date of determination, or if not a business day, then the immediate preceding business day (rounded upward, if necessary to the nearest 1/100th of 1%). As of September 30, 2019, the Fund’s outstanding borrowings were entirely based on the LIBOR rate. The facility terminates on September 11, 2020, but can be accelerated in the event of default, such as failure by the Fund to make timely interest or principal payments.

Borrowings under the facility are collateralized by receivables from loans to portfolio companies advanced by the Fund with assignment of such receivables to the financial institution, plus all of the other assets of the Fund. The Fund pays interest on its borrowings and a fee on the unused portion of the facility. Under the Amended Loan Agreement, interest is charged to the Fund based on its borrowings at, pursuant to the election of the Fund, an annual rate of either (i) Reference Rate plus 1.75%, (ii) LIBOR plus 2.75% or (iii) LIBOR Market Index Rate plus 2.75%. When the Fund is using 50% or more of the maximum amount available under the Amended Loan Agreement, the applicable commitment fee is 0.25% of the unused portion of the loan facility; otherwise, the applicable commitment fee is 0.50% of the unused portion. The Fund pays the unused credit line fee quarterly. As of September 30, 2019 and December 31, 2018, $164.0 million and $203.0 million were outstanding under the facility, respectively.

As of September 30, 2019, the LIBOR rate was as follows:

1-Month LIBOR	2.0156%
3-Month LIBOR	2.0851%

Bank fees and other costs of $2.2 million incurred in connection with the acquisition of the facility have been capitalized and are amortized to interest expense on a straight-line basis over the expected life of the facility. As of September 30, 2019, the unamortized fees and costs of $0.6 million are being amortized over the expected life of the facility, which is expected to terminate on September 11, 2020.

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

The following is the summary of the outstanding facility draws as of September 30, 2019:

	Amount	Maturity Date*	All-In Interest Rate**
LIBOR Loan	$148,500,000	October 25, 2019	4.80%
LIBOR Market Index Rate Loans	15,500,000	Not applicable	Variable based on 1-month LIBOR rate
Total Outstanding	$164,000,000
*On October 25, 2019, Management elected to roll over $148.5 million to a 1-month LIBOR Loan maturing on November 25, 2019 with an all-in interest rate of 4.58%.

**Inclusive of 2.75% applicable LIBOR margin plus LIBOR rate.
7. MANAGEMENT FEE
As compensation for its services to the Fund, for the two-year period that commenced with the first capital closing, which took place on August 8, 2015, the Manager received a management fee (“Management Fee”) computed and paid at the end of each quarter at an annual rate of 2.5% of the Company’s committed equity capital (regardless of when or if the capital was called) as of the last day of each fiscal quarter. Following this two-year period, starting on August 12, 2017, Management Fees are calculated and paid at the end of each quarter at an annual rate of 2.5% of the Fund’s total assets (including amounts derived from borrowed funds) as of the last day of each quarter. Management Fees of $2.3 million and $2.7 million were recognized as expenses for the three months ended September 30, 2019 and 2018, respectively. Management Fees of $7.3 million and $8.1 million were recognized as expenses for the nine months ended September 30, 2019 and 2018, respectively.
8. INTEREST RATE CAP AGREEMENT
In September 2016, the Fund had entered into an interest rate cap agreement with MUFG Union Bank, N.A. to cap floating interest rates at 2.00%. The purpose of the interest rate cap agreement was to protect the Fund against rising interest rates, as the Fund originates loans with fixed interest rates. The Fund adjusted the notional principal amount through the addition of contracts as the outstanding balance under the debt facility increased. On April 12, 2018, Management elected to convert all of the Fund’s existing rate cap contracts with notional amounts totaling $87.0 million into a cancellable interest rate swap agreement with a notional amount of $102.0 million with an effective date of March 30, 2018. As of September 30, 2019 and December 31, 2018, the Fund had no interest rate cap contracts as all the caps were terminated as of March 30, 2018. The average notional amount of the caps was zero for both three months ended

September 30, 2019 and 2018. The average notional amount of the caps was zero and $29.0 million for the nine months ended September 30, 2019 and 2018, respectively.

The Fund paid initial costs for the cap agreements of $0.4 million, which were amortized on a straight-line basis until the cap was terminated as of March 30, 2018.

For the three and nine months ended September 30, 2019 and 2018, the interest rate caps had the following effect on the Fund’s Condensed Statements of Operations:

		For the Three Months Ended		For the Nine Months Ended
Derivatives:	Location on Condensed Statement of Operations	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Interest rate cap agreement	Net change in unrealized gain (loss) from derivative instruments	$—	$—	$—	$(7,854)
	Net realized gain (loss) from derivative instruments	$—	$—	$—	$571,704
9. INTEREST RATE SWAP AGREEMENT
On April 12, 2018, the Fund entered into an interest rate swap agreement with MUFG Union Bank, N.A. The Fund entered into an interest rate swap agreement to manage the Fund’s exposure to changes in interest rates on its expected borrowings under its debt facility, as the Fund originates fixed rate loans. The interest rate floor allows the Fund to match the swap with the terms of the variable rate index of the debt facility. The Fund may adjust the notional principal amount in order to remain in compliance with the hedging requirements the Fund’s debt facility. As of September 30, 2019, the Fund had two interest rate swap transactions with an aggregate notional principal amount of $192.0 million.

The cancellable interest rate swap transaction with MUFG Union Bank, N.A. was converted from the interest rate caps, which were canceled in April 2018. Upon conversion of the interest rate caps into the cancellable interest rate swap, the initial costs associated with the cap agreements were transferred to the swap. However, the total cost of $0.8 million was immediately recognized as a realized loss since the purchase value of the interest rate caps was used to reduce the fixed rate percentage of the interest rate swap transaction.

As of September 30, 2019 and December 31, 2018, the fair value of the Fund’s interest rate swaps were as follows:

	September 30, 2019		December 31, 2018
Derivatives:	Location on Condensed Statements of Assets and Liabilities	Fair Value	Location on Condensed Statements of Assets and Liabilities	Fair Value
Interest rate swap agreement	Derivative liability - interest rate swap	$(473,970)	Derivative asset - interest rate swap	$616,148
The Fund pays a weighted-average fixed rate of 2.11% and receives from the counterparty a floating rate based upon a 1-Month LIBOR rate. Payments are made monthly. The payments and both interest rate swap transactions are expected to terminate on September 11, 2020. The cancellable swap transaction includes an option for the Fund to terminate the swap early on March 31, 2020. Payments to or from the counterparty are recorded to Net realized gain (loss) from derivative instruments. As of September 30, 2019, the 1-Month LIBOR rate was 2.0156%.

For the three and nine months ended September 30, 2019 and 2018, the interest rate swaps had the following effect on the Fund’s Condensed Statements of Operations:

		For the Three Months Ended		For the Nine Months Ended
Derivatives:	Location on Condensed Statements of Operations	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Interest rate swap agreement	Net change in unrealized gain (loss) from derivative instruments	$(67,233)	$243,806	$(1,090,118)	$1,217,658
	Net realized gain (loss) from derivative instruments	$70,408	$(30,328)	$217,375	$(931,856)
10. TAX STATUS
The Fund has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code (the “Code”) and operates in a manner to qualify for the tax treatment applicable to RICs. Failing to maintain at least 70% of total assets in “qualifying assets” will result in the loss of BDC status, resulting in losing its favorable tax treatment as a RIC. As of September 30, 2019, the Fund has met the BDC and RIC requirements.

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

As of September 30, 2019:

Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)	Fair Value
Loans	$373,610,691	$—	$(9,369,830)	$(9,369,830)	$364,240,861
Total	$373,610,691	$—	$(9,369,830)	$(9,369,830)	$364,240,861

Derivative, Liability	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)	Fair Value
Derivative liability - interest rate swap	$—	$—	$(473,970)	$(473,970)	$(473,970)
Total	$—	$—	$(473,970)	$(473,970)	$(473,970)

As of December 31, 2018:

Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)	Fair Value
Loans	$405,309,448	$—	$(6,328,917)	$(6,328,917)	$398,980,531
Total	$405,309,448	$—	$(6,328,917)	$(6,328,917)	$398,980,531

Derivative, asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)	Fair Value
Derivative asset - interest rate swap	$—	$616,148	$—	$616,148	$616,148
Total	$—	$616,148	$—	$616,148	$616,148

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

The Fund anticipates distributing all distributable earnings by the end of the year. Through September 30, 2019, the Fund had no undistributed earnings. The Fund may pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce the shareholder’s tax basis in its shares.

The Fund’s tax returns remain open for examination by the federal government for a period of three years and California tax authorities for a period of four years from when they are filed. As of September 30, 2019, the Fund had no uncertain tax positions and no capital loss carryforwards.
11. UNEXPIRED UNFUNDED COMMITMENTS
As of September 30, 2019 and December 31, 2018, the Fund’s unexpired unfunded commitments to borrowers totaled $60.6 million and $64.9 million, respectively. Because venture loans are privately negotiated transactions, investments in these assets are relatively illiquid. It is the Manager’s experience that not all unexpired unfunded commitments will be used by the borrowers. Many credit agreements contain provisions which are milestone dependent and not all borrowers will achieve these milestones. Additionally, the Fund’s credit agreements contain provisions that give relief from funding obligations in the event the borrower has a material adverse change to its financial condition. Therefore, the unexpired unfunded commitments do not necessarily reflect future cash requirements or future investments for the Fund.

The tables below are the Fund’s unexpired unfunded commitments as of September 30, 2019 and December 31, 2018:

Borrower	Industry	Unexpired Unfunded Commitment as of September 30, 2019	Expiration Date
Ablacon, Inc.	Medical Devices	$2,500,000	01/31/2020
Ainsly, Inc.	Internet	1,500,000	01/31/2020
Antitoxin Technologies Inc.	Other Technology	500,000	11/30/2019
Apollo Flight Research Inc.	Other Technology	250,000	01/31/2020
BWI Industries, Inc.	Other Technology	2,000,000	07/31/2020
Callisto Media, Inc.	Technology Services	12,500,000	12/31/2020
Censia Inc.	Software	500,000	12/01/2019
Cesium, Inc.	Internet	500,000	03/31/2020
DOSH Holdings, Inc.	Other Technology	3,750,000	01/15/2020
GoForward, Inc.	Other Healthcare	12,500,000	10/07/2019
HumanAPI, Inc.	Other Healthcare	1,000,000	01/31/2020
Invoice2Go, Inc.	Software	1,000,000	12/31/2019
Kids on 45th, Inc.	Internet	500,000	01/31/2020
Lifit, Inc.	Technology Services	500,000	01/30/2020
Masse, Inc.	Internet	375,000	10/01/2019
Merchbar, Inc.	Internet	750,000	01/30/2020
Noteleaf, Inc.	Other Technology	1,000,000	01/31/2020
OneLocal, Inc.	Internet	1,000,000	07/31/2020
OrderGroove, Inc.	Software	1,250,000	10/02/2019
Owl Cameras, Inc.	Software	3,000,000	01/01/2020
Percepto, Inc.	Other Technology	1,000,000	05/31/2020
Platform Science, Inc.	Other Technology	1,750,000	10/31/2019
Solugen, Inc.	Technology Services	2,500,000	01/31/2020
Stitch Labs, Inc.	Software	750,000	01/31/2020
Talla, Inc.	Software	500,000	12/31/2019
The Safe and Fair Food Company LLC	Other Technology	1,250,000	01/31/2020
Thrive Financial, Inc.	Technology Services	1,500,000	12/31/2019
Trendalytics Innovation Labs, Inc.	Software	450,000	01/31/2020
Truthset, Inc.	Software	375,000	11/30/2019
Visual Supply Company	Internet	2,500,000	03/31/2020
Voodoo Manufacturing, Inc.	Other Technology	375,000	02/28/2020
Workspot, Inc.	Software	750,000	10/31/2019
Total		$60,575,000

Borrower	Industry	Unexpired Unfunded Commitment as of December 31, 2018	Expiration Date
Aclima, Inc.	Other Technology	$875,000	05/31/2019
Antheia, Inc.	Biotechnology	1,500,000	12/31/2019
Blockdaemon, Inc.	Software	250,000	01/31/2019
Brightside Benefit, Inc.	Other Technology	1,000,000	05/31/2019
Callisto Media, Inc.	Technology Services	3,000,000	03/31/2019
Caredox, Inc.	Other Healthcare	625,000	04/30/2019
CytoVale, Inc.	Medical Devices	1,125,000	02/28/2019
Discover Echo, Inc.	Other Healthcare	1,000,000	02/28/2019
Emerald Cloud Lab, Inc.	Other Healthcare	6,556,001	03/30/2019
Figure 1, Inc.	Internet	1,000,000	04/01/2019
Fitplan, Inc.	Other Technology	250,000	01/31/2019
FLYR, Inc.	Internet	1,500,000	07/31/2019
Hometap Equity Partners, LLC	Other Technology	2,000,000	03/31/2019
Invoice2Go, Inc.	Software	4,000,000	12/31/2019
Ipolipo, Inc.	Software	750,000	07/31/2019
Karamba Security Ltd.	Security	8,500,000	03/31/2019
Keyo AI Inc.	Technology Services	500,000	01/31/2019
Kogniz, Inc.	Other Technology	375,000	04/30/2019
Linden Research Inc.	Internet	5,000,000	01/15/2019
Metricly, Inc.	Software	500,000	04/30/2019
NeuMoDx Molecular, Inc.	Medical Devices	6,500,000	09/30/2019
OrderGroove, Inc.	Software	2,500,000	09/30/2019
Osix Corporation	Internet	150,000	07/31/2019
Plethora, Inc.	Other Technology	500,000	01/31/2019
PlushCare, Inc.	Software	750,000	07/31/2019
RadiAction Ltd.	Medical Devices	1,000,000	01/30/2019
Relimetrics, Inc.	Technology Services	375,000	04/15/2019
Robin Care, Inc.	Other Healthcare	500,000	01/31/2019
Skillshare, Inc.	Software	2,000,000	04/30/2019
SkyKick, Inc.	Other Technology	2,500,000	02/28/2019
SnapRoute, Inc.	Enterprise Networking	1,500,000	02/28/2019
Stitch Labs, Inc.	Software	1,500,000	07/31/2019
Therapydia, Inc.	Other Healthcare	300,000	01/31/2019
Venuetize, LLC	Software	500,000	09/30/2019
Virtuix Holdings, Inc.	Other Technology	250,000	07/31/2019
Workspot, Inc.	Software	1,000,000	01/31/2019
Zeel Networks, Inc.	Technology Services	2,750,000	03/31/2019
Total		$64,881,001

12. FINANCIAL HIGHLIGHTS

U.S. GAAP requires disclosure of financial highlights of the Fund for the three and nine months ended September 30, 2019 and 2018.

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

The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Three Months Ended September 30, 2019	For the Three Months Ended September 30, 2018	For the Nine Months Ended September 30, 2019	For the Nine Months Ended September 30, 2018

Total return **	1.39%	4.69%	11.69%	13.40%

Per share amounts:
Net asset value, beginning of period	$2,097.62	$2,380.58	$2,165.44	$1,648.31
Net investment income	97.82	182.77	352.04	378.10
Net realized and change in unrealized loss from loans and derivative instruments	(69.50)	(66.40)	(108.98)	(88.15)
Net increase in net assets resulting from operations	28.32	116.37	243.06	289.95
Distributions of income to shareholder	(33.50)	(244.52)	(284.37)	(355.83)
Return of capital to shareholder	(139.82)	(196.29)	(171.51)	(196.29)
Contributions from shareholder	90.00	175.00	90.00	845.00
Net asset value, end of period	$2,042.62	$2,231.14	$2,042.62	$2,231.14
Net assets, end of period	$204,261,786	$223,113,659	$204,261,786	$223,113,659

Ratios to average net assets:

Expenses*	9.44%	8.82%	9.70%	9.27%
Net investment income*	19.13%	29.05%	21.94%	22.21%
Portfolio turn-over rate	0%	0%	0.19%	0%
Average debt outstanding	$167,625,000	$204,750,000	$180,300,000	$187,750,000
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

Transactions with Venture Lending & Leasing IX, Inc. (“Fund IX”)

The Manager also serves as manager for Fund IX. The Fund’s Board of Directors determined that so long as Fund IX has capital available to invest in loan transactions with final maturities earlier than December 31, 2028 (the date on which Fund IX will be dissolved), the Fund may invest in each portfolio company in which Fund IX invests (“Investments”). Generally, the amount of each investment will be allocated 50% to the Fund and 50% to Fund IX, or such other allocations as may be determined by the respective fund boards, so long as the Fund has capital available to invest. The ability of the Fund to co-invest with Fund IX, and other clients advised by the Manager, is subject to the Conditions described above. The Manager has exercised, and the Board of Directors ratified, its discretion to extend the Fund’s investment period for two additional quarters after September 30, 2020, thereby allowing the Fund to make new commitments through March 31, 2020 and to fund commitments through March 31, 2021, the end of the Fund’s investment period. To the extent that clients, other than Fund IX, advised by the Manager (but in which the Manager has no proprietary interest) invest in opportunities available to the Fund, the Manager will allocate such opportunities among the Fund and such other clients in a manner deemed fair and equitable considering all of the circumstances in accordance with the Conditions.

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

Results of Operations - For the Three and Nine Months Ended September 30, 2019 and 2018

Total investment income for the three months ended September 30, 2019 and 2018 was $14.6 million and $23.8 million, respectively, which primarily consisted of interest on the venture loans outstanding. The remaining income consisted of interest and dividends on the temporary investment of cash, and other income from commitment fees and warrants. The average outstanding balance of performing loans calculated using the month-end balances was $356.6 million and $431.8 million for the three months ended September 30, 2019 and 2018, respectively. The weighted-average interest rate on performing loans was 16.32% and 22.02% for the same periods, respectively. The weighted-average interest rate on all loans was 15.90% and 21.83% for the three months ended September 30, 2019 and 2018, respectively. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants, and new loans funded during the year. The decrease in investment income and weighted-average interest rate was primarily due to the absence of significant early payoffs of loans in the portfolio during the three months ended September 30, 2019.

Total investment income for the nine months ended September 30, 2019 and 2018 was $50.8 million and $53.6 million, respectively, which primarily consisted of interest on the venture loans outstanding. The remaining income consisted of interest and dividends on the temporary investment of cash, and other income from commitment fees and warrants. The average outstanding balance of performing loans calculated using the month-end balances was $375.5 million and $395.4 million for the nine months ended September 30, 2019 and 2018, respectively. The weighted-average interest rate on performing loans was 17.93% and 18.02% for the same periods, respectively. The weighted-average interest rate on all loans was 17.53% and 17.90% for the nine months ended September 30, 2019 and 2018, respectively. The decrease in investment income and the weighted-average interest rate was primarily due to fewer significant early payoffs of loans in the portfolio during the nine months ended September 30, 2019.

Management fees were $2.3 million and $2.7 million for the three months ended September 30, 2019 and 2018, respectively. Management fees were $7.3 million and $8.1 million for the nine months ended September 30, 2019 and 2018, respectively. Management fees were calculated as 2.5% of the Fund’s total assets and the decrease was due to a decline in the Fund’s total assets due primarily to the use of cash from early payoff of loans to paydown bank debt and to make income distributions to the Company.

Interest expense was $2.4 million and $2.7 million for the three months ended September 30, 2019 and 2018, respectively. Interest expense was comprised of amounts related to interest on debt amounts drawn down, unused credit line fees and amounts amortized from deferred fees incurred in conjunction with the loan facility. Interest expense decreased primarily due to a decline in the average outstanding debt from $204.8 million in 2018 to $167.6 million in 2019, which was partially offset by an increase in interest rate from 5.30% for the three months ended September 30, 2018 to 5.63% for the three months ended September 30, 2019.

Interest expense was $7.7 million and $7.3 million for the nine months ended September 30, 2019 and 2018, respectively. Interest expense increased primarily due to an increase in interest rates which went from 5.19% to 5.72% during the periods.

Banking and professional fees were less than $0.1 million and $0.1 million for the three months ended September 30, 2019 and 2018, respectively. Banking and professional fees were $0.4 million and $0.2 million for the nine months ended September 30, 2019 and 2018, respectively. The banking and professional fees were comprised of legal, audit, banking and other professional fees. Banking and professional fees decreased primarily due to the decrease in legal and audit fees.

Other operating expenses were $0.1 million and less than $0.1 million for the three months ended September 30, 2019 and 2018. Other operating expenses were $0.2 million and $0.1 million for the nine months ended September 30, 2019 and 2018. These expenses included director fees, custody fees, tax fees and other expenses related to the operations of the Fund.

Net investment income for the three months ended September 30, 2019 and 2018, was $9.8 million and $18.3 million, respectively. Net investment income for the nine months ended September 30, 2019 and 2018, was $35.2 million and $37.8 million, respectively.

Net realized loss from loans was $6.5 million and $0.3 million for the three months ended September 30, 2019 and 2018, respectively. Net realized loss from loans was $7.0 million and $1.9 million for the nine months ended September 30, 2019 and 2018, respectively. The primary reason for the increase was due to a significant non-accrual loan write off.

Net realized gain (loss) from derivative instruments was less than $0.1 million and less than ($0.1) million for the three months ended September 30, 2019 and 2018, respectively. Net realized gain (loss) from derivative instruments was $0.2 million and $(0.4) million for the nine months ended September 30, 2019 and 2018, respectively. The net realized gain from derivative instruments for the three and nine months ended September 30, 2019 was from interest payments received from the interest rate swap as the floating rate rose above the fixed rate of the swap. The net realized loss from derivative instruments for the three and nine months ended September 30, 2018 was primarily due to the cancellation and conversion of the interest rate cap to the interest rate swap.

Net change in unrealized loss from loans was $0.5 million and $6.6 million for the three months ended September 30, 2019 and 2018, respectively. Net realized loss from loans was $3.0 million and $7.8 million for the nine months ended September 30, 2019 and 2018, respectively. The net change in unrealized loss from loans consisted of fair value adjustments taken against loans as a result of an improvement or deterioration in certain portfolio companies’ performance as well as reversal of prior adjustments on realized loan losses.

Net change in unrealized gain (loss) from derivative instruments was less than $(0.1) million and $0.2 million for the three months ended September 30, 2019 and 2018, respectively. Net change in unrealized gain (loss) from derivative instruments was $(1.1) million and $1.2 million for the nine months ended September 30, 2019 and 2018, respectively. The net change in unrealized gain (loss) from derivative instruments consisted of fair market value adjustments to the derivative interest rate cap or swap. The decrease was primarily due to the change in expectations of LIBOR interest rates during the periods as well as the realization of some of the prior value of the position.

Net increase in net assets resulting from operations for the three months ended September 30, 2019 and 2018, was $2.8 million and $11.6 million, respectively. On a per share basis, the net increase in net assets resulting from operations for the three months ended September 30, 2019 and 2018 was $28.31 and $116.37, respectively.

Net increase in net assets resulting from operations for the nine months ended September 30, 2019 and 2018, was $24.3 million and $29.0 million, respectively. On a per share basis, the net increase in net assets resulting from operations for the nine months ended September 30, 2019 and 2018 was $243.06 and $289.95, respectively.

Liquidity and Capital Resources – September 30, 2019 and December 31, 2018

The Fund is owned entirely by the Company. The Company is expected, but not required, to make further contributions to the capital of the Fund to the extent of the Company’s members’ capital commitment to the Company and excess cash balances of the Company. Total capital contributed to the Fund was $306.6 million and $297.6 million as of September 30, 2019 and December 31, 2018, respectively. As of both September 30, 2019 and December 31, 2018, the Company had subscriptions for capital in the amount of $423.6 million, of which $360.1 million and $347.4 million had been called, respectively. As of September 30, 2019, $63.5 million of capital remain uncalled and the uncalled capital expires on August 20, 2020, the Fund’s fifth anniversary of its first investment unless extended. The Manager has exercised, and the Board of Directors ratified, its discretion to extend the Fund VIII’s investment period for two additional quarters after September 30, 2020, thereby allowing Fund VIII to make new commitments through March 31, 2020 and to fund commitments through March 31, 2021, the end of Fund VIII’s investment period. The Company has made $91.1 million in recallable distributions to its investors, as permitted under its operating agreement between the Company’s managing member and members of the Company.

The change in cash for the nine months ended September 30, 2019 and 2018 was as follows:

	For the Nine Months Ended September 30, 2019	For the Nine Months Ended September 30, 2018
Net cash provided by (used in) operating activities	$44,267,160	$(87,374,626)
Net cash provided by (used in) financing activities	(60,532,624)	90,897,835
Net increase (decrease) in cash and cash equivalents	$(16,265,464)	$3,523,209

As of September 30, 2019 and December 31, 2018, 0.8% and 4.6%, respectively, of the Fund’s total assets consisted of cash and cash equivalents.

On April 5, 2016, the Fund established a secured, syndicated revolving loan facility in an initial amount of up to $150.0 million (the “Loan Agreement”) led by Wells Fargo, N.A. and MUFG Union Bank, N.A. On September 11, 2017, the Loan Agreement was amended (the “Amended Loan Agreement”) and the borrowing availability thereunder increased the size of the facility to $280.0 million. All of the assets of the Fund collateralize borrowings by the Fund. The Fund pays interest on its borrowings and a fee on the unused portion of the facility. The facility terminates on September 11, 2020, but can be accelerated in the event of default, such as failure by the Fund to make timely interest or principal payments. As of September 30, 2019, $164.0 million was outstanding under the facility.

     For the nine months ended September 30, 2019, the Fund invested its assets in venture loans. Amounts disbursed under the Fund’s loan commitments were $116.8 million for the nine months ended September 30, 2019.

Net loan amounts outstanding after amortization and valuation adjustments decreased by $34.8 million for the same period. Unexpired unfunded commitments totaled approximately $60.6 million as of September 30, 2019.

As of	Cumulative Amount Disbursed	Principal Reductions and Fair Market Adjustments	Balance Outstanding - Fair Value	Unexpired Unfunded Commitments
September 30, 2019	$787.1 million	$422.9 million	$364.2 million	$60.6 million
December 31, 2018	$670.3 million	$271.3 million	$399.0 million	$64.9 million

The following tables show the unexpired unfunded commitments by portfolio company as of September 30, 2019 and December 31, 2018.

Borrower	Industry	Unexpired Unfunded Commitment as of September 30 ,2019	Expiration Date
Ablacon, Inc.	Medical Devices	$2,500,000	01/31/2020
Ainsly, Inc.	Internet	1,500,000	01/31/2020
Antitoxin Technologies Inc.	Other Technology	500,000	11/30/2019
Apollo Flight Research Inc.	Other Technology	250,000	01/31/2020
BWI Industries, Inc.	Other Technology	2,000,000	07/31/2020
Callisto Media, Inc.	Technology Services	12,500,000	12/31/2020
Censia Inc.	Software	500,000	12/01/2019
Cesium, Inc.	Internet	500,000	03/31/2020
DOSH Holdings, Inc.	Other Technology	3,750,000	01/15/2020
GoForward, Inc.	Other Healthcare	12,500,000	10/07/2019
HumanAPI, Inc.	Other Healthcare	1,000,000	01/31/2020
Invoice2Go, Inc.	Software	1,000,000	12/31/2019
Kids on 45th, Inc.	Internet	500,000	01/31/2020
Lifit, Inc.	Technology Services	500,000	01/30/2020
Masse, Inc.	Internet	375,000	10/01/2019
Merchbar, Inc.	Internet	750,000	01/30/2020
Noteleaf, Inc.	Other Technology	1,000,000	01/31/2020
OneLocal, Inc.	Internet	1,000,000	07/31/2020
OrderGroove, Inc.	Software	1,250,000	10/02/2019
Owl Cameras, Inc.	Software	3,000,000	01/01/2020
Percepto, Inc.	Other Technology	1,000,000	05/31/2020
Platform Science, Inc.	Other Technology	1,750,000	10/31/2019
Solugen, Inc.	Technology Services	2,500,000	01/31/2020
Stitch Labs, Inc.	Software	750,000	01/31/2020
Talla, Inc.	Software	500,000	12/31/2019
The Safe and Fair Food Company LLC	Other Technology	1,250,000	01/31/2020
Thrive Financial, Inc.	Technology Services	1,500,000	12/31/2019
Trendalytics Innovation Labs, Inc.	Software	450,000	01/31/2020

Borrower	Industry	Unexpired Unfunded Commitment as of September 30 ,2019	Expiration Date
Truthset, Inc.	Software	375,000	11/30/2019
Visual Supply Company	Internet	2,500,000	03/31/2020
Voodoo Manufacturing, Inc.	Other Technology	375,000	02/28/2020
Workspot, Inc.	Software	750,000	10/31/2019
Total		$60,575,000

Borrower	Industry	Unexpired Unfunded Commitment as of December 31, 2018	Expiration Date
Aclima, Inc.	Other Technology	$875,000	05/31/2019
Antheia, Inc.	Biotechnology	1,500,000	12/31/2019
Blockdaemon, Inc.	Software	250,000	01/31/2019
Brightside Benefit, Inc.	Other Technology	1,000,000	05/31/2019
Callisto Media, Inc.	Technology Services	3,000,000	03/31/2019
Caredox, Inc.	Other Healthcare	625,000	04/30/2019
CytoVale, Inc.	Medical Devices	1,125,000	02/28/2019
Discover Echo, Inc.	Other Healthcare	1,000,000	02/28/2019
Emerald Cloud Lab, Inc.	Other Healthcare	6,556,001	03/30/2019
Figure 1, Inc.	Internet	1,000,000	04/01/2019
Fitplan, Inc.	Other Technology	250,000	01/31/2019
FLYR, Inc.	Internet	1,500,000	07/31/2019
Hometap Equity Partners, LLC	Other Technology	2,000,000	03/31/2019
Invoice2Go, Inc.	Software	4,000,000	12/31/2019
Ipolipo, Inc.	Software	750,000	07/31/2019
Karamba Security Ltd.	Security	8,500,000	03/31/2019
Keyo AI Inc.	Technology Services	500,000	01/31/2019
Kogniz, Inc.	Other Technology	375,000	04/30/2019
Linden Research Inc.	Internet	5,000,000	01/15/2019
Metricly, Inc.	Software	500,000	04/30/2019
NeuMoDx Molecular, Inc.	Medical Devices	6,500,000	09/30/2019
OrderGroove, Inc.	Software	2,500,000	09/30/2019
Osix Corporation	Internet	150,000	07/31/2019
Plethora, Inc.	Other Technology	500,000	01/31/2019
PlushCare, Inc.	Software	750,000	07/31/2019
RadiAction Ltd.	Medical Devices	1,000,000	01/30/2019
Relimetrics, Inc.	Technology Services	375,000	04/15/2019
Robin Care, Inc.	Other Healthcare	500,000	01/31/2019
Skillshare, Inc.	Software	2,000,000	04/30/2019
SkyKick, Inc.	Other Technology	2,500,000	02/28/2019
SnapRoute, Inc.	Enterprise Networking	1,500,000	02/28/2019
Stitch Labs, Inc.	Software	1,500,000	07/31/2019

Borrower	Industry	Unexpired Unfunded Commitment as of December 31, 2018	Expiration Date
Therapydia, Inc.	Other Healthcare	300,000	01/31/2019
Venuetize, LLC	Software	500,000	09/30/2019
Virtuix Holdings, Inc.	Other Technology	250,000	07/31/2019
Workspot, Inc.	Software	1,000,000	01/31/2019
Zeel Networks, Inc.	Technology Services	2,750,000	03/31/2019
Total		$64,881,001

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

As of September 30, 2019, the Fund had cash reserves of $3.1 million and approximately $181.8 million in scheduled loan receivable payments over the next twelve months. Additionally, the Fund has access to uncalled capital of $63.5 million as a liquidity source and the unused portion of the revolving credit facility. Together, these amounts are sufficient to meet the current commitment backlog and operational expenses of the Fund over the next year. The Fund regularly evaluates potential future liquidity resources and demands before making additional future commitments.

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

The Fund’s exposure to interest rate sensitivity is regularly monitored and analyzed by measuring the characteristics of assets and liabilities. The Fund utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates. At September 30, 2019, the outstanding debt balance was $164.0 million at a weighted-average floating interest rate of 2.05%, for which the Fund had interest rate swaps in place with a weighted-average interest rate of 2.11% on $192.0 million of the notional principal amount, leaving the Fund with exposure to interest rate changes on the over-hedged balance.

Because all of the Fund’s loans impose a fixed interest rate upon funding, changes in short-term interest rates will not directly affect interest income associated with the loan portfolio as of September 30, 2019. However, those changes could have the potential to change the Fund’s ability to originate loan commitments, acquire and renew bank facilities, and engage in other investment activities. Further, changes in short-term interest rates could also affect interest rate expense, realized gain from investments and interest on the Fund’s short-term investments.
Based on the Fund’s Condensed Statements of Assets and Liabilities as of September 30, 2019, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in investments, borrowings, cash balances and interest rate swap derivatives.

Effect of Interest Rate Change By	Other Interest and Other Income (Loss)	Gain (Loss) from Derivative Instruments	Interest Income (Expense)	Total Income (Loss)
(0.50)%	$(15,614)	$(960,000)	$820,000	$(155,614)
1%	$31,229	$1,920,000	$(1,640,000)	$311,229
2%	$62,458	$3,840,000	$(3,280,000)	$622,458
3%	$93,687	$5,760,000	$(4,920,000)	$933,687
4%	$124,916	$7,680,000	$(6,560,000)	$1,244,916
5%	$156,145	$9,600,000	$(8,200,000)	$1,556,145
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

Changes in Internal Controls:

There have not been any changes in the Fund’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the Fund’s fiscal quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

Brexit Risk. The risk of investing in portfolio companies based out of or related to Europe may be heightened due to the 2016 referendum in which the United Kingdom (“UK”) voted to exit the European Union (“EU”). There is significant uncertainty about how negotiations relating to the UK’s withdrawal will be resolved, as well as the potential consequences and precise timeframe for “Brexit.” On March 29, 2017, the UK formally notified the European Council of its intention to withdraw from the EU and triggered the two-year period set out for withdrawal discussions in the Treaty on European Union. Since then, the EU has extended the Brexit deadline several times to allow the UK parliament to ratify a withdrawal agreement, the result and timing of which remain uncertain. The UK could also, in theory, cancel Brexit if the rest of the EU consents or if there is a second referendum reversing the UK’s withdrawal. If, however, the UK withdraws from the EU without ratifying an agreement, the resulting uncertainty regarding the trading and cross-border investment relationship between the UK and the EU could negatively impact investments across Europe.

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

Special risk considerations relating to China. The Fund may invest in portfolio companies that are based in China, have significant operations in China or are otherwise connected to China. Markets in China can be volatile due to uncertain social, economic, regulatory and political factors. The severity and duration of any adverse economic conditions may be driven by governmental or quasi-governmental policies; in particular the imposition of sanctions by outside governments could severely disrupt the Chinese economy and the value of securities tied to it. For example, Fund portfolio companies may be significantly impacted by the ongoing trade disputes between the United States and China that have resulted in the imposition of tariffs by both countries on certain goods entering their respective markets. Among other things, such disputes could prompt a portfolio company to reduce operations in China and/or suffer downward pricing pressure. Additionally, a portfolio company that relies on Chinese investors could experience challenges in securing additional capital investments. Whether these factors are mitigated or exacerbated remains uncertain and will depend, in part, on the outcome of negotiations between the United States and China to resolve their trade disputes.

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

VENTURE LENDING & LEASING VIII, INC.
(Registrant)

By:	/s/ Maurice C. Werdegar	By:	/s/ Judy N. Bornstein
Maurice C. Werdegar		Judy N. Bornstein
Chief Executive Officer		Chief Financial Officer
(Principal Executive Officer)		(Principal Financial Officer)
Date:	November 13, 2019	Date:	November 13, 2019