Form 10-K
period 2019-12-31
Venture Lending & Leasing VIII, Inc.
filed 2020-03-16
CIK 1642862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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

Securities Registered Pursuant to Section 12(g) of the Act: Common stock, $0.001 par value
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]
Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [ ] No [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
The number of shares outstanding of each of the issuer’s classes of common stock, as of March 16, 2020, was 100,000.

Document Incorporated by Reference

Document Description		10-K Part
Specifically Identified Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held	May 13, 2020	III

PART I.

ITEM 1.	BUSINESS
Introduction.
Venture Lending & Leasing VIII, Inc. (the “Fund”) was incorporated in Maryland on May 6, 2015, as a non-diversified, closed-end management investment company electing status as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”) and is managed by Westech Investment Advisors, LLC (the “Manager” or “Management”). The Fund is a wholly-owned subsidiary of Venture Lending & Leasing VIII, LLC, a Delaware limited liability company (the “Company”). The Fund’s investment objective is to achieve superior risk-adjusted investment returns. The Fund will primarily provide debt financing to carefully selected companies that have received equity funding from traditional sources of venture capital equity funding (i.e. a professionally managed venture capital firm), as well as non-traditional sources of venture capital equity funding (e.g. angel investors, strategic investors, family offices, crowdfunding investment platforms, etc.) (collectively, “Venture-Backed Companies”), generally in the form of secured loans. Secondarily, the Fund may provide debt financing to public and later-stage private companies. In most cases, the Fund will receive warrants for equity securities of the companies in connection with these loans. The Fund may make debt investments that are atypical, for example, to more mature public and later-stage private companies (“Special Situation Financings”), including secure loans as well as convertible and subordinated debt investments. The Fund may also make direct equity investments in Venture-Backed Companies. Prior to commencing its operations on August 12, 2015, the Fund had no operations other than the sale of 100,000 shares of common stock, $0.001 par value to the Company for $25,000 in July 2015. As of December 31, 2019, the Fund meets the requirements, including diversification requirements, to qualify as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986 (the “Code”).
The Fund’s shares of common stock, $0.001 par value (“Shares”) are held entirely by the Company. As capital is required to finance the acquisition of loans, additional capital is provided by the Company.
Investment Program.
General. The Fund’s primary investment strategy is to provide debt financing, in the form of secured loans, to carefully selected Venture-Backed Companies. In most cases, the Fund will receive warrants to acquire equity securities in connection with its venture loans. The Fund’s investment objective is to achieve superior risk-adjusted investment returns. The Fund may invest up to 20% of the aggregate cost of all investments of the Fund, determined cumulatively over the life of the Fund, in Special Situation Financings. In some instances, the Fund’s Special Situation Financing investments may be in companies that have been bootstrapped (i.e. funded solely by the personal assets of their founders or other individuals), without substantial equity investment from investors or participation of venture capital investors. The Fund does not intend to invest in any company to secure control of its securities primarily for the purpose of making a profit in the sale of the controlled company’s securities, and, for the avoidance of doubt, any such investment would not constitute a Special Situation Financing. The Fund may also invest up to 10% of the aggregate amount of all investments of the Fund (determined cumulatively over the life of the Fund) in direct equity investment opportunities such as convertible debt, secondary common stock purchases or other equity instruments issued by companies of diverse capitalization and creditworthiness, including, without limitation, early-stage private companies, public and later-stage private companies, and companies undergoing restructuring or recapitalization of their existing debt or equity financing (provided, however, that any amounts paid by the Fund to acquire equity securities pursuant to the receipt or exercise of warrants or stock received in connection with the Fund’s venture loans shall not be taken into account in determining whether such 10% threshold has been met). Such direct investments generally will be in equity securities of borrowers in the Fund’s portfolio, although equity securities of other companies could also be purchased. This aggregate investment strategy involves a high degree of risk, including: illiquidity of portfolio investments; risk of default by borrowers, many of whom have no or little operating profit or cash flow as of the commencement of a financing transaction; interest rate risk; litigation risk; the speculative nature of investments in warrants for stock or directly in stock; and the risks involved in investing in privately-held and emerging companies. The Fund will make available significant managerial assistance through its officers to certain companies whose securities are held in the Fund’s portfolio, as described herein under the caption “Regulation.”
The Fund intends to use a buy-and-hold strategy where debt investments are held to maturity. All securities are evaluated on a regular basis to determine whether there should be any change to this strategy. Some debt investments are restructured, which may result in the extension of the original maturity date or other change in the instrument, including but not limited to, conversion of all or part of the instrument to equity. The Fund does not intend to purchase publicly-held securities; however, some publicly-held securities may be acquired through warrant exercises, mergers, acquisitions, and IPOs of the companies in which investments are made. Additionally, in some cases, publicly-traded securities may be issued in conjunction with loans made to public companies. When a company’s securities become publicly-traded, the Fund may hold these securities and sell them or may choose to distribute the securities directly to the Company. If held, publicly-traded securities are monitored on an on-going basis, and a variety of factors regarding the issuing company (e.g., trend in stock price, underlying business fundamentals and potential for growth, information regarding the lock-up, etc.) are used to determine when to sell these securities.
As a BDC, the Fund must invest at least 70% of its total assets in qualifying assets (“Qualifying Assets”) consisting of (a) interests in Eligible Portfolio Companies and (b) certain other assets including cash and cash equivalents. An “Eligible Portfolio Company” is a United States company that is not an investment company as defined or excluded from the definition of an investment company in Section 3 of the 1940 Act, and that either: (i) does not have a class of securities listed on a national securities exchange, or does have a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250.0 million; or (ii) is actively controlled by a BDC and has an affiliate of a BDC on the Eligible Portfolio Company’s Board of Directors; or (iii) has total assets of not more than $4.0 million and capital and surplus of not less than $2.0 million; or (iv) meets such other criteria as may be established by the Securities and Exchange Commission (“SEC”). Control under the 1940 Act is presumed to exist where a BDC owns more than 25% of the outstanding voting securities of the Eligible Portfolio Company. Also included in Qualifying Assets are follow-on investments in a company that met the definition of Eligible Portfolio Company at the time of the Fund’s initial investment, but subsequently does not meet such definition because it has a class of securities listed on a national securities exchange, if, at the time of the follow-on investment, the Fund (a) owns at least 50% of (i) the greatest number of equity securities of such company, including securities convertible into or exchangeable for such securities, and (ii) the greatest amount of certain debt securities of such company held by the Fund at any time during the period when such company was an Eligible Portfolio Company, and (b) is one of the twenty largest holders of record of the company’s outstanding voting securities. The Fund may invest up to 30% of its total assets in non-Qualifying Assets, including interests in companies that are not Eligible Portfolio Companies (for example, because the company’s securities are quoted on the NASDAQ Global Market (“NASDAQ”)) and Eligible Portfolio Companies as to which the Fund does not offer to make available significant managerial assistance. As a BDC, the Fund is generally prohibited under the 1940 Act from investing in securities issued by broker/dealers, investment advisers, and underwriters unless certain conditions are met. As of December 31, 2019, the percentage of non-qualifying investments in the Fund was 10.2%.
BDCs cannot acquire any assets other than those Qualifying Assets described in subparagraphs (1) through (8) below unless, at the time of the acquisition, the assets described in subparagraphs (1) through (8) below represent at least 70% of the value of the BDC’s total assets (the “70% basket”). Below is a general summary of Qualifying Assets in which the Fund may invest.
1. Securities issued in transactions not involving a public offering from issuers which are Eligible Portfolio Companies (including affiliated persons or persons that have been affiliated persons within the preceding 13 months) or from any other person, subject to such rules and regulations as the SEC may prescribe;
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
Venture Loans. Venture loans generally are made pursuant to a negotiated loan agreement, and are evidenced by promissory notes secured by specific equipment or other assets of the borrower financed with the proceeds of such loans, or secured by a broader lien on substantially all of the borrower’s assets where the purpose of the loan is to provide growth or general working capital to the borrower. The loans are typically secured by a first-position lien on such assets. The Fund generally receives periodic payments (usually monthly) and may receive a final payment equal to a percentage of the original loan amount, payable at maturity of the loan (whether as stated or accelerated). The interest rate and amortization terms of venture loans and all other transaction terms are individually negotiated between the Fund and each borrower.
The documentation for venture loans include representations, warranties, covenants and events of default intended to protect the Fund and which are customary for commercial transactions of this type and size. Typical material terms include restrictions on additional debt, covenants to maintain the loan collateral and keep it adequately insured and free of liens, prohibitions against sale or other disposition of the assets except under specified conditions, and acceleration provisions making the remaining outstanding amounts under the loan immediately due and payable and giving rise to a right to take possession of the collateral upon certain events of default, including failure to make required payments, insolvency, and failure to comply with covenants. There can be no assurance that the value of the collateral at the time of default will be at least equal to the outstanding amount due under the loan.
Typically, loans are structured as commitments by the Fund to provide financing, in one or more advances over a specified period of availability, determined as part of the underwriting process. The commitments of the Fund to finance future asset acquisitions or growth capital needs is typically subject to the absence of any default under the loan and compliance by the borrower with requirements relating to, among other things, the type of assets to be acquired, and if applicable, the borrower’s achievement of performance-based milestones. Although the Fund’s commitments generally provide that the Fund is not required to continue to fund additional asset purchases or growth capital if there has been a material adverse change in the borrower’s financial condition, a borrower’s financial condition may not be as strong at the time a loan is funded as it was when the related commitments were made.
Warrants. The Fund generally acquires warrants to purchase equity securities of the borrower in connection with financings. It is anticipated that such warrants, generally, will be distributed by the Fund to the Company simultaneously with, or shortly following, their acquisition. The terms of the warrants, including the expiration date, exercise price, and terms of the equity security for which the warrant may be exercised, are negotiated individually with each borrower, and are likely to be affected by the price and terms of securities issued by the company to its venture capitalists and other holders in equity financings close in time to the Fund’s making of the loan commitment. Based upon the Manager’s past experience, it is anticipated that most warrants will be exercisable for a term of five to ten years, and will have an exercise price based upon the price at which the borrower most recently issued equity securities or, if a new equity offering is anticipated, the future price of such equity securities (and sometimes a “blended price”). In certain transactions, it is anticipated that warrants will be issued with an exercise price that is waived in connection with an initial public offering or acquisition. The equity securities for which the warrant will be exercised generally will be convertible preferred stock (of which there may be one or more classes) or common stock. Substantially all the warrants and underlying equity securities will be restricted securities under the Securities Act of 1933 (the “1933 Act”) at the time of issuance; the Fund generally negotiates registration rights with the borrower that may provide “piggyback” and S-3 registration rights, which permit the owner of the warrant under certain circumstances to include some or all of the securities that will be acquired upon exercise of the warrant in a registration statement filed by the borrower. The Fund generally will negotiate “net issuance” provisions in the warrants, which allow the owner of the warrant to exercise the warrant without payment of any cash, and thereby receive a net number of shares determined by the increase in the value of the issuer’s stock (at the time of exercise) above the exercise price stated in the warrant.
Equity Securities. The Fund did not during the prior year, but may, make direct investments in equity securities (including convertible notes) having an aggregate cost of up to 10% of the aggregate cost of all investments of the Fund determined cumulatively over the life of the Fund (provided, however, that any amounts paid by the Fund to acquire equity securities pursuant to the receipt or exercise of warrants or stock received in connection with the Fund’s venture loans shall not be taken into account in determining whether such 10% threshold has been met). For example, the Fund may invest equity in a follow-on round of financing to maintain or increase its ownership stake. In some cases, equity investments may be made in companies where the Fund does not have an existing loan. Additionally, the Fund anticipates selectively pursuing opportunistic equity purchases, which may take the form of primary or secondary stock purchases. The Manager expects that the equity securities generally will be convertible preferred stock, though it is possible the Fund would invest directly in common stock of Venture-Backed Companies or convertible notes which convert into common stock of Venture-Backed Companies. It is likely that, as in the case of warrants, direct equity investments, if made by the Fund, generally will be distributed to the Company simultaneously with, or shortly following, their acquisition, although, in this case, as a result of U.S. federal income tax and 1940 Act requirements, such equity investments may be held by the Fund for a longer period of time prior to their distribution to the Company.
Investment Policies. For purposes of the investment policies (other than the diversification standards below), references to the percentage of the Fund’s total assets “invested” in securities of a company will be deemed to refer, in the case of debt financings, to the total amount of financings that the Fund has committed to provide, and in the case of equity investments, to the cost basis of such equity investments; the Fund will not be required to divest securities in its portfolio or decline to fund an existing commitment because of a subsequent change in the value of securities the Fund has previously acquired or committed to purchase.
Diversification Standards. The Fund is classified as a “non-diversified,” closed-end investment company under the 1940 Act. However, the Fund seeks to qualify as a RIC, and therefore, must meet diversification standards under the Code.
To qualify as a RIC and obtain the special pass-through status available to RICs under the Code, the Fund must meet the issuer diversification standards under the Code that generally require that, at the close of each quarter of the Fund’s taxable year, (i) not more than 25% of the value of its total assets is invested in the securities of a single issuer, and (ii) at least 50% of the value of its total assets is represented by cash, cash items, government securities, securities of other RICs and other securities (counting each investment in such other securities only if the value of such securities does not exceed 5% of the value of the Fund’s total assets and the Fund does not own more than 10% of the outstanding voting securities of the issuer of such securities). For purposes of the diversification requirements under the Code, the percentage of the Fund’s total assets “invested” in securities of a company will be deemed to refer, in the case of financings in which the Fund commits to provide financing prior to funding the commitment, to the amount of the Fund’s total assets represented by the value of the securities issued by the borrower to the Fund at the time each portion of the commitment is funded.
Industry Segment Diversification. The Fund generally seeks to invest no more than 30% of its total assets in securities of companies in any single industry. The broad industry categories in which the Fund anticipates that most of its investments will fall (and within each of which there may be several “industries” for purposes of the industry diversification policy) include computers and storage, semiconductor and equipment, internet, medical devices, software, and several other categories.
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
Stage of Development Guidelines. The Manager seeks to diversify the Fund’s portfolio based on the development stage of the companies in which it invests. Generally, Venture-Backed Companies fall into several lifecycle stages, including the following:

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

The Manager refers to its investments in seed and start-up companies as “Early Stage” and investments in emerging growth companies and mezzanine companies as “Expansion Stage.” The Manager seeks to diversify its investments across stages. The classification of companies by stages of development involves a subjective judgment by the Manager, and it is possible that other investors or market analysts would classify the same companies differently than the classifications used by the Fund.

Quality Guidelines. The Manager seeks to invest the majority of the Fund’s aggregate investments (determined cumulatively over the life of the Fund) in investments that meet many of the following guidelines:

Company Guidelines.

•The company has a minimum capitalization of at least $1.0 million.

•	The company has at least six months’ worth of available cash to fund its operations or indications from its equity investors that they will make investments necessary to provide such cash.

•	The company’s equity investors have indicated a current intention to make additional equity financing available to the company, or the company has a forecasted positive cash flow.

•	The company’s business plan contemplates sales of at least $25.0 million within five years.

•	The company has previously closed equity financing or will close equity financing prior to the funding of the loan.

Transaction Guidelines for Loans.

•The term of the loan does not exceed 60 months and does not extend beyond December 31, 2025.

•	Debt service requirements of the loan are, in the opinion of the Manager, not likely to become an impediment to the company raising additional capital.

•	The loan is secured by all or substantially all of the borrower’s assets.

Equity Venture Capital Support Guidelines.

•	The company’s equity investors have (i) in the opinion of the Manager, significant venture capital and/or industry experience, and (ii) follow-on capital to support the company.

Special Situation Financings. The Manager may invest up to 20% of the Fund’s aggregate investments determined cumulatively over the life of the Fund in Special Situation Financings. Such Special Situation Financings could include investments targeted towards late-stage or public companies seeking additional growth capital to expand product offerings, increase market penetration or fund strategic acquisitions of other companies or technology. In these situations, the Fund would only consider investing in this Special Situation Financings if it determined it to be of equivalent or better quality as compared to a senior secured loan made to the Fund’s more typical portfolio companies. Further, the Fund may also choose to subordinate existing outstanding debt as part of a restructuring or work-out arrangement in order to allow the company to successfully complete a transaction such as an acquisition or round of financing. There can be no assurance that the subordination will work to the benefit of the Fund. The Manager will target companies whose cash flow from operations and cash reserves are expected to service the Fund’s investment on a current basis. Investments may be structured as senior debt, convertible debt, or other debt/equity structures. In addition, Special Situation Financings could include investments in a “troubled” company undergoing a restructuring or recapitalization of its existing debt or equity, and making investments in subordinated debt, providing bridge financing to a company which is in the process of raising additional private equity, planning an initial public offering or is seeking to enter into a business combination through which it would be acquired. In some instances, these companies will have been bootstrapped (i.e. funded solely by the personal assets of their founders or other individuals), without any substantial investment from venture capital or other investors. As of December 31, 2019, the Fund made Special Situation Financings of less than 1% of total commitments.
International Investments. As a BDC, the Fund may invest in companies which are not Qualifying Assets, as long as at the time of such investment, at least 70% of the value of the Fund’s total assets are invested in Qualifying Assets. An Eligible Portfolio Company must be organized under the laws of, and have its principal place of business in, the United States. Therefore, the Fund could invest up to 30% of its total assets in foreign-based companies. If reasonably practicable, investments in foreign based companies would be secured by foreign-based assets in addition to being secured by any assets located in the United States.
Leverage. The Fund borrowed money and intends to continue borrowing from, and could enter into secured contracts, which instruments may be considered debt securities, with banks, insurance companies and other lenders to obtain additional funds to originate loans (and possibly for Special Situation Financings), if such borrowings are available on terms that are acceptable to the Manager and Board of Directors of the Fund. It is possible, due to potential future tightening of the credit markets, that the Fund may not be able to secure such borrowings on acceptable terms. Any borrowings of the Fund will be subject to the asset coverage requirements under the 1940 Act, including borrowings in excess of 5% of total assets for temporary purposes, and all borrowings for emergency purposes that are not “temporary.”
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
The Fund, as a BDC, may sell its securities at a price that is below its net asset value per share, provided that a majority of the Fund’s disinterested directors, or not interested parties of the Fund under Section 2(a)(19) of the 1940 Act (i.e., independent director), has determined that such sale would be in the best interests of the Fund and its shareholder and upon the approval by the holders of a majority of its outstanding voting securities, including a majority of the voting securities held by non-affiliated persons, of such policy or practice within one year of such sale. A majority of the disinterested directors also must determine in good faith, in consultation with the underwriters of the offering if the offering is underwritten, that the price of the securities being sold is not less than a price which closely approximates market value of the securities, less any distribution discounts or commissions. As defined in the 1940 Act, the term “majority of the outstanding voting securities” of the Fund means the vote of (i) 67% or more of the Fund’s Shares present at a meeting, if the holders of more than 50% of the outstanding Shares are present or represented by proxy, or (ii) more than 50% of the Fund’s outstanding Shares, whichever is less.
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
The Manager has exercised, and the Board of Directors ratified, its discretion to extend the Fund’s investment period for two additional quarters after September 30, 2019, thereby allowing the Fund to make new commitments through March 31, 2020 and to fund commitments through March 31, 2021, the end of the Fund’s investment period. Following the end of the investment period, the Fund will begin to distribute to investors all proceeds received from principal payments and sales of investments, net of reserves and expenses, principal repayments on the Fund’s borrowings, amounts required to fund financing commitments entered into before such date, and any amounts paid on exercise of warrants. Distributions of such amounts are likely to cause annual distributions to exceed the earnings and profits of the Fund available for distribution, in which case such excess will be considered a tax-free return of capital to a shareholder to the extent of the shareholder’s adjusted basis in its shares and then as capital gain. The Fund may borrow money to fund shareholder distributions, to the extent consistent with the 1940 Act and a prudent capital structure.
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
Executive Officers. The following are the executive officers of the Fund. All officers serve at the pleasure of the Fund’s Board of Directors.

Name and Position with Fund	Age	Occupation During Past Five Years
Ronald W. Swenson, Chairman and Director	74	Chairman, Chief Executive Officer, Director, and other positions for Westech Investment Advisors since 1994
Maurice C. Werdegar, Chief Executive Officer	54	Chief Executive Officer, Chief Operating Officer, Director and other positions for Westech Investment Advisors since 2001
David R. Wanek, President	45	President and other positions for Westech Investment Advisors since 2001
Jay L. Cohan, Vice President, Assistant Secretary	54	Vice President, Assistant Secretary and other positions for Westech Investment Advisors since 1999
Judy N. Bornstein, Vice President, Chief Financial Officer, Chief Compliance Officer, Treasurer and Secretary	55
Vice President, Chief Financial Officer, Chief Compliance Officer, Treasurer and Secretary for Westech Investment Advisors since 2019. From 2017 to 2019, she served as the Chief Financial Officer of Generate Capital. Prior to joining Generate Capital, she spent 11 years as Managing Director, CFO, and Chief Compliance Officer of American Infrastructure Funds.

Employees. The Fund has no employees; all of its officers are officers and/or employees of the Manager, and all of its required services are performed by officers and employees of the Manager.
Available Information. The Fund’s office is located at 104 La Mesa Drive, Suite 102, Portola Valley, CA 94028, and the phone number is (650) 234-4300. The Manager maintains a website at https://westerntech.com/.
The SEC maintains a website, www.sec.gov, that contains reports, proxies and information statements filed by the Fund.

ITEM 1A.	RISK FACTORS
GENERAL

Reliance on Management. The Fund will be wholly dependent for the selection, structuring, closing and monitoring of its investments on the diligence and skill of the Manager, acting under the supervision of the Fund’s Board of Directors. Although the operating principals of the Manager have a long history of combined experience in investing in venture lending transactions and equity investments, there can be no assurance that the Fund will attain its investment objective. Furthermore, the Manager does not have substantial experience investing in Special Situation Financings such as convertible and subordinated debt of public and late-stage private companies. The officers of the Manager will have primary responsibility for the selection of the companies in which the Fund will invest, the negotiation of the terms of such investments and the monitoring and servicing of such investments after they are made. Although the officers of the Manager intend to devote such time as is necessary to the affairs of the Fund, they are not required to devote full time to the management of the Fund. Furthermore, there can be no assurance that any officer will remain associated with the Manager or that, if an officer ceased to be associated with the Manager, the Manager would be able to find a qualified person or persons to fill the position.
Illiquid and Long-Term Investment. On last day of the calendar quarter of the fifth anniversary of the first investment by the Fund (or, if earlier, the Company), the Fund will cease to make any new equity investments as well as investments in venture loans (except pursuant to commitments made before the fourth anniversary, or if applicable, the extended commitment date (up to 2 calendar quarters)), and will distribute to its shareholder all proceeds received from principal payments and sales net of: (i) reserves and expenses; (ii) principal repayments on the Fund’s borrowings; (iii) amounts required to fund financing commitments entered into before such fourth anniversary, or if applicable, the extended commitment date; and (iv) any amounts paid on exercise of warrants or otherwise paid to protect the value of existing investments (including, for example, pay-to-play provisions and purchases of equity securities in “down rounds” to avoid dilution). The Fund’s Articles of Incorporation provide that, on December 31, 2025, the Fund automatically will be dissolved without any action by its shareholder. From and after such dissolution, the Fund’s activities will be limited to the winding-up of its affairs, the liquidation of its remaining assets and the distribution of the net proceeds thereof to its shareholder. Although the Fund generally would not make any loan with a stated maturity date later than December 31, 2025, it is possible that, due to a default by a borrower or a transaction restructuring due to a borrower’s financial difficulties, such a loan may remain outstanding in whole or in part beyond its original maturity date. Furthermore, the Fund may not be able to sell warrants it receives from borrowers, or the equity securities (including those received upon exercise of warrants or conversion of debt instruments or in connection with restructuring of a troubled loan), to the extent those investments were retained by the Fund and not distributed earlier to its shareholder, for a significant period of time due to legal or contractual restrictions on resale or the absence of a liquid secondary market. As a result, the liquidation process might not be completed for a significant period after the Fund’s dissolution. In addition, it is possible that, if certain of the Fund’s assets are not liquidated within a reasonable time after the Fund’s dissolution, the Fund may elect to make a distribution in kind of all or part of such assets to its shareholders. In such case, the shareholders would bear any expenses attendant to the liquidation of such assets.
Although shares of the Fund have been registered under the Securities Exchange Act of 1934 (the “Exchange Act”), there will be no trading market for shares in the Fund (which are all owned by the Company), and thus shares of the Fund should be considered illiquid.
Competition. Other entities and individuals compete for investments similar to those made by the Fund, some of whom, with respect to investments in the form of loans, and many of whom, with respect to the equity investments and convertible and subordinated debt, have greater resources than the Fund. Furthermore, competition could increase given the low barriers to entry in the industry. Additionally, the Fund’s need to comply with provisions of the 1940 Act pertaining to BDCs and, if the Fund qualifies as a RIC, provisions of the Code pertaining to RICs, might restrict the Fund’s flexibility as compared with its competitors. The need to compete for investment opportunities may make it necessary for the Fund to offer borrowers or companies in which it makes equity investments more attractive terms than otherwise might be the case. If the Fund encounters increased competition from other entities or individuals or is hindered by the provisions of the BDC’s or RIC’s, the Fund may not fund new investments, which would impact the operations of the Fund.
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
Subordinated Debt. Some of the Special Situation Financings in which the Fund may invest may consist of subordinated debt instruments, which tend to be predominantly high-yield non-convertible debt securities. Investments in high-yield securities involve substantial risk of loss. Sub-investment grade non-convertible debt securities, or comparable unrated securities, are commonly referred to as “junk debt” and are considered speculative with respect to the issuer’s ability to pay interest and principal and are susceptible to default or decline in market value due to adverse economic or business developments. The market values for high-yield securities tend to be very volatile, and these securities are less liquid than investment grade debt securities.
Leverage. The Fund currently borrows money and intends to continue borrowing and could enter into secured contracts, which instruments may be considered debt securities, with banks, insurance companies, and other lenders to obtain additional funds to originate loans (and possibly Special Situation Financings), if such borrowings are available on terms that are acceptable to the Manager and Board of Directors of the Fund. It is possible, due to potential future tightening of the credit markets, that the Fund may not be able to secure such borrowings on acceptable terms. Any borrowings of the Fund will be subject to the asset coverage requirements under the 1940 Act, including borrowings in excess of 5% of total assets for temporary purposes, and all borrowings for emergency purposes that are not “temporary.” Under the 1940 Act, the Fund may not incur borrowings unless, immediately after the borrowing is incurred, such borrowings would have “Asset Coverage” of at least 200%, generally, and of at least 150% if certain conditions are met. “Asset Coverage” means the ratio which the value of the Fund’s total assets, less all liabilities not represented by (i) the borrowings and (ii) any other liabilities constituting “senior securities” under the 1940 Act, bears to the aggregate amount of such borrowings and senior securities. The practical effect of this limitation is to limit the Fund’s borrowings and other senior securities to 50% of its total assets less its liabilities other than the borrowings and other senior securities. The 1940 Act also requires that, if the Fund borrows money, provisions be made to prohibit the declaration of any dividend or other distribution on the shares (other than a dividend payable in shares), or the repurchase by the Fund of shares, if, after payment of such dividend or repurchase of shares, the Asset Coverage of such borrowings would be below 200% (or 150%, as applicable). If the Fund is unable to pay dividends or distributions in the amounts required under the Code, it might not be able to qualify for the pass-through status as a RIC or, if qualified, to continue to so qualify.
The Fund has a secured, syndicated loan facility with a borrowing availability of $280.0 million and the outstanding balance under the facility as of December 31, 2019 was $179.0 million.

The use of leverage increases investment risk. The Fund’s use of leverage is premised upon the expectation that the Fund’s all-in borrowing costs will be lower than the return the Fund achieves on its investments. To the extent the income or capital gains derived from investments purchased with borrowed funds exceeds the cost of borrowing, the Fund’s overall return will be greater than if leverage had not been used. Conversely, if the income or capital gain from the investments purchased with borrowed funds is not sufficient to cover the cost of borrowing, or if the Fund incurs capital losses, the return to the Fund will be less than if leverage had not been used and therefore, the amount available for distribution will be reduced or potentially eliminated. Furthermore, since the calculation of the investment management fee is based, commencing two years after the closing of the offering, on a percentage of the managed assets, such fee will be higher if the Fund utilizes leverage than if no borrowings were incurred.
Lenders have required that the Fund pledge all assets as collateral for borrowings and have required that the Company provide guarantees or other credit enhancements. The Company, however, will not pledge its assets to secure such borrowings as this could result in unrelated business taxable income to its tax-exempt members. If the Fund is unable to service the borrowings, the Fund may risk the loss of such pledged assets.
Lenders required that the Fund agree to loan covenants limiting the Fund’s ability to incur additional debt or otherwise limiting the Fund’s flexibility, and loan agreements may provide for acceleration of the maturity of the indebtedness if certain financial tests are not met. To minimize risks associated with borrowing money at floating rates and lending money at fixed rates, the Fund may enter into interest rate hedging transactions with respect to all or any portion of the Fund’s borrowings. There can be no assurance that such interest rate hedging transactions will be available in forms acceptable to the Fund. In addition, entering into interest rate hedging transactions increases costs to the Fund. Finally, it is possible that the Fund could incur losses from being “over-hedged,” which would result if the debt that was hedged is repaid faster than expected.

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
Litigation. The Fund could be subject to litigation by borrowers, based on theories of breach of contract to lend, “lender liability,” or otherwise in connection with its loan and investment transactions. The defense of such a lawsuit, even if ultimately determined to be without merit, could be costly and time-consuming to the Fund. The Fund may become party to certain lawsuits from time to time in the normal course of business. While the outcome of any legal proceedings cannot now be predicted with certainty, the Fund does not expect any such proceedings will have a material effect upon the Fund’s financial condition or results of operation. Management is not aware of any material pending legal proceedings involving the Fund.
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
Allocation of Expenses. If the Fund is not deemed to be engaged in a trade or business, individuals and certain other persons who are members of the Company will be required to include in their gross income an amount of certain Fund expenses relating to the production of gross income that are allocable to the Company. These members, therefore, will be deemed to receive gross income from the Fund in excess of the distributions they actually receive. Such allocated expenses were deductible by an individual member as a miscellaneous itemized deduction, for 2017, subject to the limitation on miscellaneous itemized deductions not exceeding 2.0% of adjusted gross income to the extent the Fund is not engaged in a trade or business. However, for the years 2018 through 2025, no deduction for such expense would be allowed. For the tax years 2026 and beyond, the provision will expire and the expenses would be deductible under the pre-2018 law as currently written.
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

In addition, federal, state and foreign governments and agencies have adopted and could in the future adopt regulations covering issues such as user privacy. If the Fund’s and/or its services providers’ or portfolio companies’ privacy or data security measures fail to comply with current or future laws and regulations, they may be subject to additional litigation, regulatory investigations or other liabilities that could result in financial loss, litigation, regulatory investigations and penalties, and other liabilities that could damage their reputation and adversely impact the Fund’s and/or its service providers’ or portfolio companies’ performance and financial condition.

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

Brexit Risk. The risk of investing in portfolio companies based out of or related to Europe may be heightened due to the 2016 referendum in which the United Kingdom (“UK”) voted to exit the European Union (“EU”), commonly referred to as “Brexit.” On March 29, 2017, the UK formally notified the European Council of its intention to withdraw from the EU and triggered the two-year period set out for withdrawal discussions in the Treaty on European Union. After several extensions of the period for withdrawal negotiations, the UK and EU agreed to terms on a withdrawal agreement, which was approved by the UK Parliament on January 22, 2020. The UK formally left the EU on January 31, 2020 and, pursuant to the terms of the withdrawal agreement, is now in a “transition period” through December 31, 2020 to allow the parties time to negotiate and implement new agreements on trade and other areas of cooperation. While the UK will remain in the EU’s single market and customs union during the transition period, the long-term nature of the relationship between the UK and the EU remains uncertain and the timetable as to when any agreement will be reached is unclear.

Therefore, the ultimate effects of Brexit will depend on the agreements the UK negotiates to retain access to EU markets beyond the transitional period. Brexit has created legal and tax uncertainty, which may last for years to come. While it is not possible to determine the precise impact that the outcome of negotiations regarding the UK-EU relationship may have on the Fund during this period and beyond, the impact on the UK and European economies and the broader global economy could be significant, including increased volatility and illiquidity, and potentially lower economic growth, on markets in the UK, Europe and globally, thereby adversely affecting the value of the Fund’s investments. In addition, if other countries were to exit the EU or abandon the use of the euro as a currency, the value of investments tied to those countries or the euro could decline significantly and unpredictably.

Climate Change, Natural Disaster and Public Health Crises Risk. Climate change and related legislation, regulation and accords, both domestic and international, intended to control the impact of climate change may produce direct or indirect adverse consequences to the Fund’s investments, significantly affecting their value. Extreme weather patterns or natural disasters, such as the Tohoku earthquake and resulting tsunami in Japan in 2011, the Alaska earthquake in 2018, major hurricanes in the United States in 2017 and 2018, or the threat thereof, could also adversely impact Fund portfolio companies’ facilities, operations, and services, as well as certain industries, or group of industries, and regions related to the Fund’s investments. Additionally, public health crises, such as the recent outbreak of coronavirus emanating from China, could result in travel restrictions and shipping and labor disruptions, which may adversely affect Fund portfolio companies’ facilities, operations and services.

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
Foreign Currency and Exchange Rate Risks. Fund assets and income may be denominated in various currencies. Contributions and distributions, however, will be denominated in U.S. dollars. As a result, the return of the Fund on any investment may be adversely affected by fluctuations in currency exchange rates, any future imposed devaluations of local currencies, inflationary pressures, and the success of the investment itself. In addition, the Fund may incur costs related to conversions between various currencies. As of December 31, 2019, all Fund assets and income, as well as contributions and distributions, are denominated in U.S. dollars.
Accounting and Disclosure Standards. Accounting, auditing, financial, and other reporting standards, practices, and disclosure requirements in countries in which the Fund may invest are not necessarily equivalent to those required under United States Generally Accepted Accounting Principles (“U.S. GAAP”). Accordingly, less information may be available to investors.
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

These companies frequently face intense competition, including competition from companies with greater resources, and may face risks of product or technological obsolescence, non-acceptance in the market, or rapidly changing regulatory environments, any of which could adversely affect their prospects. The success of such companies often depends on the management talents and efforts of one person or a small group of persons whose death, disability, resignation or other form of departure would adversely affect the company.
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
Emerging Company Risks. The possibility that the companies in which the Fund invests will not be able to commercialize their technology or product concept presents significant risk. Additionally, although some of such companies may already have a commercially successful product or product line at the time of investment, technology products and services often have a more limited market or life span than products in other industries. Thus, the ultimate success of these companies may depend on their ability to continually innovate in increasingly competitive markets. Most of the companies in which the Fund invests will require substantial additional equity financing to satisfy their continuing growth and working capital requirements. Each round of venture financing is typically intended to provide a company with enough capital to reach the next stage of development. The circumstances or market conditions under which such companies will seek additional capital is unpredictable. It is possible that certain companies will not be able to raise additional financing or may be able to do so only at a price or on terms which are unfavorable to the Fund.
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
Financial Market Risk. The ability of the Fund to provide an acceptable return may be adversely affected by economic factors to which the marketplace is subject. Additionally, market turmoil could have a deleterious effect on the Company’s investors which could impede the ability to provide capital to the Fund. This could impair the Fund’s ability to honor commitments to lend, pay expenses of the Fund, or repay the Fund’s loans. The volatility in the global financial markets, which reached unprecedented levels during 2008 and 2009, and continued for some period thereafter (albeit to a lesser extent), may recur in the future. This and other types of market turmoil could have a material adverse effect on the Fund’s business and operations. The tightening of the credit markets could impair the Fund’s ability to either acquire or utilize leverage to maximize the return it achieves on investments. The Fund’s predecessors (Venture Lending & Leasing I, Inc., Venture Lending & Leasing II, Inc., Venture Lending & Leasing III, Inc., Venture Lending & Leasing IV, Inc., Venture Lending & Leasing VI, Inc., Venture Lending & Leasing VII, Inc., and to a lesser extent, Venture Lending & Leasing V, Inc.), utilized leverage to increase returns to investors. If the Fund is unable to utilize leverage to the same extent as its predecessors, or unable to utilize leverage at all, there could be a material difference in the Fund’s return as compared to these funds.
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
Special Risk Considerations Relating to China. The Fund may invest in portfolio companies that are based in China, have significant operations in China or are otherwise connected to China. Markets in China can be volatile due to uncertain social, economic, regulatory and political factors, in addition to the effects of public health crises, such as the recent outbreak of coronavirus emanating from China. See the discussion herein under the caption “Climate Change, Natural Disaster and Public Health Crises Risk.” The severity and duration of any adverse economic conditions may be driven by governmental or quasi-governmental policies; in particular the imposition of sanctions by outside governments could severely disrupt the Chinese economy and the value of securities tied to it. For example, Fund portfolio companies may be significantly impacted by the ongoing trade dispute between the United States and China that have resulted in the imposition of tariffs by both countries on certain goods entering their respective markets. Among other things, such disputes could prompt a portfolio company to reduce its operations in China and/or suffer of downward pricing pressure. Additionally, a portfolio company that relies on Chinese investors could experience challenges in securing additional capital investments. In January 2020, the United States and China signed an agreement representing the first phase of a broader trade agreement between the two countries. Among other things, the agreement stipulates that both countries will reduce existing tariffs on certain imports and obligates China to increase its purchases of goods and services in the United States. However, it is unclear whether the countries will honor the terms of the phase one agreement, which could result in the imposition of additional tariffs and other retaliatory actions. Therefore, whether the factors identified above that could impact Fund portfolio companies are mitigated or exacerbated remains uncertain and will depend, in part, on their ability to fully implement the terms of the phase one deal, as well as the final outcome of ongoing negotiations between the United States and China to resolve their trade dispute through a comprehensive agreement.
Speculative Nature of Warrants and Equity Investments. The value of the warrants that the Fund generally will receive and distribute to its shareholder in connection with its financing investments is dependent on the value of the equity securities for which the warrants can be exercised. The value of such warrants, direct equity investments, and equities received upon conversion of debt instruments is dependent primarily on the success of the company’s business strategy and the growth of its earnings, but also depends on general economic and equity market conditions. The prospects for achieving consistent profitability, in the case of many companies in which the Fund invests, are speculative. The warrants, equity securities for which the warrants can be exercised, direct equity investments, and equities received upon conversion of debt instruments generally will be restricted securities that cannot readily be sold for some period of time. If the value of the equity securities underlying a warrant does not increase above the exercise price during the life of the warrant, the Fund may permit the warrant to expire unexercised and the warrant would then have no value.
Illiquidity of Investments. Substantially all of the Fund’s portfolio investments (other than short-term investments) will consist of securities that, at the time of acquisition, are subject to restrictions on sale and for which no ready market will exist. Restricted securities cannot be sold publicly without prior agreement with the issuer to register the securities under the 1933 Act, or by selling such securities under Rule 144 or other provisions of the 1933 Act which permit only limited sales under specified conditions. Venture loans and equity investments are privately negotiated transactions, and there is no established trading market in which such loans and equity investments can be sold. Convertible and subordinated debt investments may also be privately negotiated transactions. In the case of warrants or equity securities, the Fund generally will realize the value of such securities only if the issuer is able to make an initial public offering of its shares or enters into a business combination with another company which purchases the Fund’s warrants or equity securities or exchanges them for publicly-traded securities of the acquirer. The feasibility of such transactions depends upon the entity’s financial results as well as general economic and equity market conditions. In the past, crises in the financial markets have dramatically reduced the volume of initial public offerings and mergers and acquisitions in the market place. If such a crisis recurs, the Fund’s ability to realize liquidity through its investments would likely be impaired. Furthermore, even if the restricted warrants or equity securities owned become publicly-traded, the Fund’s ability to sell such securities may be limited by the lack (or limited nature) of a trading market for such securities. If the Fund holds material nonpublic information regarding the issuer of the securities, the Fund’s ability to sell such securities may also be limited by insider trading laws. When restricted securities are sold to the public, the Fund, under certain circumstances, may be deemed an “underwriter” or a controlling person with respect thereto for the purposes of the 1933 Act, and be subject to liabilities as such under that Act.
Because of the illiquidity of the Fund’s investments, most of its assets will be carried at fair value as determined by the Manager in accordance with the Fund’s policy, as approved by the Fund’s Board of Directors. This value will not necessarily reflect the amount ultimately realized upon a sale of the assets.
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
CONFLICTS OF INTEREST

Transactions with Venture Lending & Leasing VII, Inc. (“Fund VII”). The Manager also serves as the investment manager for Fund VII. The Fund’s Board of Directors determined that so long as Fund VII had capital available to invest in loan transactions with final maturities earlier than December 31, 2022 (the date on which Fund VII will be dissolved), the Fund would invest in each portfolio company in which Fund VII invested (“Investments”). Generally, the amount of each Investment was allocated 50% to the Fund and 50% to Fund VII, or such other allocations as were determined by the respective fund boards, so long as the Fund had capital available to invest. Effective June 30, 2017, Fund VII was no longer permitted to enter new commitments to borrowers; however, Fund VII was permitted to fund existing commitments, in which the Fund might also be invested. Fund VII’s last commitment expired on July 31, 2018. The ability of the Fund to co-invest with Fund VII, and other clients advised by the Manager, is subject to the conditions (“Conditions”) with which the Funds are currently complying while seeking certain exemptive relief from the SEC from the provisions of Sections 17(d) and 57 of the 1940 Act and Rule 17d-1 thereunder. To the extent that clients, other than Fund VII, advised by the Manager (but in which the Manager has no proprietary interest) invest in opportunities available to the Fund, the Manager will allocate such opportunities among the Fund and such other clients in a manner deemed fair and equitable considering all of the circumstances in accordance with the Conditions.
Transactions with Venture Lending & Leasing IX, Inc. (“Fund IX”). The Manager also serves as the investment manager for Fund IX. The Fund’s Board of Directors determined that so long as Fund IX has capital available to invest in loan transactions with final maturities earlier than December 31, 2028 (the date on which Fund IX will be dissolved), the Fund may invest in each portfolio company in which Fund IX invests. Generally, the amount of each Investment will be allocated 50% to the Fund and 50% to Fund IX, or such other allocations as may be determined by the respective fund boards, so long as the Fund has capital available to invest. The ability of the Fund to co-invest with Fund IX, and other clients advised by the Manager, is subject to the Conditions described above. The Manager has exercised, and the Board of Directors ratified, its discretion to extend the Fund’s investment period for two additional quarters after September 30, 2019, thereby allowing the Fund to make new commitments through March 31, 2020 and to fund commitments through March 31, 2021, the end of the Fund’s investment period. To the extent that clients, other than Fund IX, advised by the Manager (but in which the Manager has no proprietary interest) invest in opportunities available to the Fund, the Manager will allocate such opportunities among the Fund and such other clients in a manner deemed fair and equitable considering all of the circumstances in accordance with the Conditions.
Intercreditor Agreements. In all transactions in which the Fund and other funds managed by the Manager invest, or those in which another lender(s) has either invested or may later invest (or in the event a successor fund is raised, in which the Fund and the successor fund invest), it is expected that the Fund and other funds managed by the Manager (or the successor fund as the case may be), and/or the other lender(s) will enter into an intercreditor agreement pursuant to which the Fund and other funds managed by the Manager (or the successor fund), and/or the other lender(s), along with any predecessor funds which still have a balance outstanding, will cooperate in pursuing their remedies following a default by the common borrower. Generally, under such intercreditor agreements, each party would agree that its security interest would be treated in parity with the security interest of the other party, regardless of which security interest would have priority under applicable law. Accordingly, proceeds realized from the sale of any collateral or the exercise of any other creditor’s rights will be allocated between the Fund and, other funds managed by the Manager, and any predecessor funds as described above, pro rata in accordance with the amounts of their respective investments. An exception to the foregoing arrangement would occur in situations where, for example, one of the lenders financed specific items of equipment collateral; in that case, usually the lender who financed the specific assets will have a senior lien on that asset, and the other lenders will have a junior priority lien (even though they may ratably share liens of equal priority on other assets of the common borrower). As a result of such intercreditor agreements, the Fund may have less flexibility in pursuing its remedies following a default than it would have had had there been no intercreditor agreement, and the Fund may realize fewer proceeds. In addition, because the Fund and, other funds managed by the Manager (or the successor fund) invest at the same time in the same borrower, such borrower would be required to service two loans rather than one. Any additional administrative costs or burdens resulting therefrom may make the Fund a less attractive lender and may make it more difficult for the Fund to acquire such loans.

Valuation. The Manager is responsible for valuing the Fund’s assets and liabilities, subject to oversight by the Fund’s Board of Directors, and has an inherent conflict in performing this function such that it has an incentive to increase the value of the assets for its performance record and to increase the Management Fee that it receives. The Fund does not intend to engage an independent valuation agent to value its assets and therefore is entirely reliant upon the Manager and its delegates for valuing the assets.
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
Disinterested Directors and Advisory Board Members. The members of the Fund’s Board of Directors will overlap with the members of the Company’s advisory board, and the members of the Company’s advisory board are the same as, or a subset of, the disinterested directors of the Fund. Although the Manager expects that, given the Company’s 100% ownership of the Fund, the interests of the two entities will not diverge, it is conceivable that a conflict of interest could exist between the Fund and the Company. In addition, as compensation for services, the disinterested directors will receive an annual fee of $30,000 (plus $1,000 per meeting attended in person and an additional $10,000 for the chair of the Audit Committee). Any future changes to the compensation to be paid to the disinterested directors will be determined by the Nominating and Corporate Governance Committee of the Fund’s Board of Directors. Upon the liquidation of the Fund, the disinterested advisory board members will receive an annual fee in an amount determined by the Member (it is currently anticipated that such annual amount shall be $15,000). The disinterested directors and advisory board members will also be reimbursed for certain expenses. The payment of such fees may limit the objectivity and independence of the disinterested directors and the advisory board members on behalf of the members.
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
Interests in Potential Portfolio Companies. The Manager may recommend that the Fund invest in companies in which a principal or employee has a prior personal investment or for which a principal or employee may serve as a director or advisor. The Manager also may recommend that the Fund invest in companies in which venture capital funds, private equity funds or other institutional investors (“Unaffiliated Funds”) also have made investments, where one or more principals or employees of the Manager may have made an investment in, or served as an advisor to, an investing Unaffiliated Fund. Such a relationship presents potential conflicts of interest by providing the principal or employee with an incentive to influence the Manager’s decision to recommend an investment in the company in question. There is also a potential conflict of interest in that such principal or employee could use information acquired through association with the Manager to influence or benefit Unaffiliated Funds’ investment decisions. The Manager addresses these potential conflicts through its policies and procedures that are designed to insulate its investment decision-making process and its research from these incentives. For example, the policies require that principals with a prior direct investment in a company be recused from the investment decision-making process with respect to that company.
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

ITEM 1B.	UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2.	PROPERTIES
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

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Fund’s common stock is not listed on any securities exchange, and all holders of the Fund’s common stock are subject to agreements significantly restricting the transferability of their shares.
The number of holders of record of the Fund’s common stock at March 16, 2020 was 1.
The Fund has a policy of distributing securities as acquired. The Fund values these securities at fair value at the time of acquisition in accordance with the Fund’s policy on valuation detailed in Note 2 to the financial statements included in this filing. In addition, some expenses of the Company may be paid by the Fund and will be deemed as distributions to the Company. The Fund has established a policy of declaring dividends on a quarterly basis to the extent that taxable income of the Fund less applicable reserves exceeds warrant distributions and deemed distributions. As of December 31, 2019, the Fund had distributed $178.2 million to date to its sole shareholder, of which $114.3 million were in cash.

(Intentionally left blank)

ITEM 6.        SELECTED FINANCIAL DATA
The following table summarizes certain financial data and should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto included elsewhere in this Form 10-K. The selected financial data set forth below have been derived from the audited financial statements.

	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016	For the Period Ended December 31, 2015*
Statements of Operations Data:
Investment income:
Interest on loans	$65,256,443	$71,143,194	$35,937,318	$11,603,019	$611,757
Other interest and other income	296,214	274,879	235,096	144,326	13,167
Total investment income	65,552,657	71,418,073	36,172,414	11,747,345	624,924
Expenses:
Management fees	9,705,516	10,774,959	9,579,408	10,590,625	4,098,427
Organizational costs	—	—	—	—	181,096
Interest expense	9,997,464	10,163,068	4,903,598	1,529,710	—
Banking and professional fees	546,063	462,756	305,161	251,495	83,388
Other operating expenses	294,752	186,508	453,791	121,261	50,502
Total expenses	20,543,795	21,587,291	15,241,958	12,493,091	4,413,413
Net investment income (loss)	45,008,862	49,830,782	20,930,456	(745,746)	(3,788,489)

Net realized loss from loans	(14,223,082)	(14,285,388)	(4,852,881)	—	—
Net realized gain (loss) from derivative instruments	85,453	(334,834)	—	—	—
Net change in unrealized loss from loans	(759,677)	(2,058,044)	(954,960)	(3,315,913)	—
Net change in unrealized gain (loss) from derivative instruments	(963,331)	608,294	(52,189)	60,043	—
Net realized and change in unrealized loss from loans and derivative instruments	(15,860,637)	(16,069,972)	(5,860,030)	(3,255,870)	—
Net increase (decrease) in net assets resulting from operations	$29,148,225	$33,760,810	$15,070,426	$(4,001,616)	$(3,788,489)

Amounts per common share:
Net increase (decrease) in net assets resulting from operations per share	$291.48	$337.61	$150.70	$(40.02)	$(37.88)
Weighted-average shares outstanding	100,000	100,000	100,000	100,000	100,000

	As of December 31,
	2019	2018	2017	2016	2015
Statements of Assets and Liabilities Data:
Loans	$371,955,824	$398,980,531	$310,710,678	$125,550,657	$26,231,626
Net assets	$206,585,164	$216,543,951	$164,831,060	$81,071,642	$32,058,748
* From August 12, 2015, commencement of the Fund’s operations, through December 31, 2015.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview

The Fund is 100% owned by the Company. The Fund’s shares of common stock, at $0.001 par value, were sold to its sole shareholder, the Company, under a stock purchase agreement. The Fund has issued 100,000 of the Fund’s 10,000,000 authorized shares. The Company may make additional capital contributions to the Fund.
The Fund provides financing and advisory services to a variety of carefully selected Venture-Backed Companies primarily throughout the United States, with a focus on growth oriented companies. The Fund’s portfolio consists of companies in the communications, information services, media, technology (including software and technology-enabled business services), biotechnology, and medical devices industry sectors, among others. The Fund’s capital is generally used by its portfolio companies to finance acquisitions of fixed assets and working capital. On August 31, 2015, the Company completed its first closing of capital contributions. On September 1, 2015, the Fund made its first investment and became a non-diversified, closed-end investment company that elected to be treated as a BDC under the 1940 Act. While the Fund intends to operate as a non-diversified investment company within the meaning of Section 5(b)(2) of the 1940 Act, from time to time the Fund may act as a diversified investment company within the meaning of Section 5(b)(1) of the 1940 Act.
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
Results of Operations – For the Years Ended December 31, 2019 and 2018
The Fund commenced operations on August 12, 2015. For the most recent discussion on the results of operations for the year ended December 31, 2017, refer to the management discussion and analysis on the annual report, Form 10-K, filed on March 14, 2019.
Total investment income for the years ended December 31, 2019 and 2018 was $65.6 million and $71.4 million, respectively, which primarily consisted of interest on the venture loans outstanding. The remaining income consisted of interest and dividends on the temporary investment of cash, and other income from commitment fees and warrants. The average outstanding balance of performing loans calculated using the month-end balances was $373.5 million and $394.7 million for the years ended December 31, 2019 and 2018, respectively. For the years ended December 31, 2019 and 2018, the average outstanding balance of all loans calculated on a monthly basis was $381.9 million and $399.0 million, respectively. The weighted-average interest rate on performing loans was 17.46% and 18.03% for years ended December 31, 2019 and 2018, respectively. For the years ended December 31, 2019 and 2018, the weighted-average interest rate on all loans was 17.09% and 17.83%, respectively. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants, and new loans funded during the year. Total investment income for 2019 decreased due to fewer loans with very large balances being paid off early, as well as a decline interest income on the early payoffs due to the smaller size of the balances of the loans as compared to the prior year. Furthermore, the early payoffs in 2018 and 2019 have lead to a decline in the overall size of the portfolio, which also contributed to the decline in investment income.
Expenses for the years ended December 31, 2019 and 2018 were $20.5 million and $21.6 million, respectively.
Management fees for the Fund were $9.7 million and $10.8 million for the years ended December 31, 2019 and 2018, respectively. Until August 11, 2017, management fees were calculated as 2.5% of the committed equity capital of the Company. Starting on August 12, 2017, management fees were calculated as 2.5% of the Fund’s total assets. Management fees were lower in 2019 due primarily to declines in the loan portfolio and other assets.

Interest expense for the years ended December 31, 2019 and 2018 were $10.0 million and $10.2 million, respectively. Interest expense was comprised of amounts related to interest on debt amounts drawn down, unused credit line fees and amounts amortized from deferred fees incurred in conjunction with the loan facility. Interest expense decreased slightly because of a decrease in the average outstanding debt from $191.3 million in 2018 to $179.8 million in 2019, but was partially offset by the increase in the interest rates from 5.31% in 2018 to 5.56% in 2019.

Banking and professional fees for the years ended December 31, 2019 and 2018 were $0.5 million and $0.5 million, respectively. The banking and professional fees were comprised of legal, audit, banking and other professional fees. The fees were largely unchanged which was commensurate with the Fund’s investment activity reaching a steady state.
Other operating expenses were $0.3 million and $0.2 million for the years ended December 31, 2019 and 2018, respectively. These expenses included director fees, custody fees, tax fees and other expenses related to the operations of the Fund. The increase in 2019 was mainly attributable to the increase in the directors fee effective in Q4 2018 taking full effect in 2019, an increase in the insurance premium for the directors and officers policy and an increase in withholdings for foreign taxes.

Net investment income for the years ended December 31, 2019 and 2018 was $45.0 million and $49.8 million, respectively.
Net realized loss from loans was $14.2 million and $14.3 million for the years ended December 31, 2019 and 2018, respectively. Loan losses decreased slightly in 2019 as unrecoverable loan balances written off were slightly lower than the prior year.
Net realized gain (loss) from derivative instruments was $0.1 million and $(0.3) million for the years ended December 31, 2019 and 2018, respectively. The gain in 2019 was due to the rising interest rate environment in the first half of the year, which lead to the receipt of interest payments from the derivative instrument, but was offset by interest payments in the final quarter of the year as interest rates started to decline.
Net change in unrealized loss from loans was $0.8 million and $2.1 million for the years ended December 31, 2019 and 2018, respectively. The net change in unrealized loss consisted of fair value adjustments to loans and the reversal of fair value adjustments previously taken against loans written off.
Net change in unrealized gain (loss) from derivative instruments was $(1.0) million and 0.6 million for the years ended December 31, 2019 and 2018, respectively. The net change in unrealized gain and loss from derivative instruments consisted of fair market value adjustments to the derivative interest rate cap or swap. The decrease in 2019 was primarily due to the change in expectations of LIBOR interest rates during the year as well as the realized portion paid during 2019.

Net increase in net assets resulting from operations for the years ended December 31, 2019 and 2018 was $29.1 million and $33.8 million, respectively. On a per share basis, the net increase in net assets resulting from operations was $291.48 and $337.61 for the years ended December 31, 2019 and 2018, respectively.
Liquidity and Capital Resources -- December 31, 2019 and 2018
For the most recent discussion on the liquidity and capital resources for the year ended December 31, 2017, refer to the management discussion and analysis on the annual report, Form 10-K, filed on March 14, 2019.
The Fund is owned entirely by the Company. The Company is expected, but not required, to make further contributions to the capital of the Fund to the extent of the Company’s members’ capital commitment to the Company and excess cash balances of the Company. Total capital contributed to the Fund was $314.6 million and $297.6 million as of December 31, 2019 and 2018, respectively. As of both December 31, 2019 and 2018, the Company had subscriptions for capital in the amount of $423.6 million, of which $372.8 million and $347.4 million had been called and received, respectively. As of December 31, 2019, $50.8 million of capital remains uncalled. The Manager has exercised, and the Board of Directors ratified, its discretion to extend the Fund’s investment period and the uncalled capital expiration date to March 31, 2021. The Company has made $104.2 million in recallable distributions to its investors, as permitted under its operating agreement between the Company’s managing member and members of the Company.

The change in cash held by the Fund for the years ended December 31, 2019 and 2018 were as follows:

	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018
Net cash provided by (used in) operating activities	$36,845,814	$(71,414,509)
Net cash provided by (used in) financing activities	(43,664,547)	82,923,153
Net increase (decrease) in cash and cash equivalents	$(6,818,733)	$11,508,644

As of December 31, 2019 and 2018, 6.1% and 9.0%, respectively, of the Fund’s net assets consisted of cash and cash equivalents.

On April 5, 2016, the Fund established a secured, syndicated revolving loan facility in an initial amount of up to $150.0 million (the “Loan Agreement”) led by Wells Fargo, N.A. and MUFG Union Bank, N.A. On September 11, 2017, the Loan Agreement was amended (the “Amended Loan Agreement”) and the borrowing availability thereunder increased the size of the facility to $280.0 million. All of the assets of the Fund collateralize borrowings by the Fund. The Fund pays interest on its borrowings and a fee on the unused portion of the facility. The facility terminates on September 11, 2020, but can be accelerated in the event of default, such as failure by the Fund to make timely interest or principal payments. As of December 31, 2019, $179.0 million was outstanding under the facility.
For the years ended December 31, 2019 and 2018, the Fund invested its assets in venture loans. Amounts disbursed under the Fund’s loan commitments were $170.0 million and $275.2 million for the years ended December 31, 2019 and 2018, respectively. Net loan amounts outstanding after amortization and valuation adjustments decreased by $27.0 million for the year ended December 31, 2019. Unexpired unfunded commitments totaled $78.0 million as of December 31, 2019.

As of	Cumulative Amount Disbursed	Principal Reductions and Fair Market Adjustments	Balance Outstanding – Fair Value	Unexpired Unfunded Commitments
December 31, 2019	$840.3 million	$468.3 million	$372.0 million	$78.0 million
December 31, 2018	$670.3 million	$271.3 million	$399.0 million	$64.9 million
The following tables show the unexpired unfunded commitments by portfolio company as of December 31, 2019 and 2018.

Borrower	Industry	Unexpired Unfunded Commitment as of December 31, 2019	Expiration Date
Ablacon, Inc.	Medical Devices	$2,500,000	01/31/2020
Ainsly, Inc.	Internet	1,500,000	01/31/2020
AirVine Scientific, Inc.	Wireless	125,000	03/31/2020
Apollo Flight Research Inc.	Other Technology	250,000	01/31/2020
ArborMetrix, Inc.	Software	750,000	04/30/2020
Beanfields, PBC	Other Technology	625,000	06/30/2020
BWI Industries, Inc.	Other Technology	2,000,000	07/31/2020

Borrower	Industry	Unexpired Unfunded Commitment as of December 31, 2019	Expiration Date
Callisto Media, Inc.	Technology Services	10,000,000	12/31/2020
Canary Technologies Corp.	Software	250,000	09/30/2020
Cesium, Inc.	Internet	375,000	03/31/2020
Cloudleaf, Inc.	Software	1,500,000	10/15/2020
DOSH Holdings, Inc.	Other Technology	3,750,000	01/15/2020
eXo Imaging, Inc.	Medical Devices	6,000,000	11/30/2020
GoForward, Inc.	Other Healthcare	6,250,000	07/01/2020
Hello Heart Inc.	Other Healthcare	1,750,000	08/31/2020
HumanAPI, Inc.	Other Healthcare	500,000	01/31/2020
Kids on 45th, Inc.	Internet	500,000	01/31/2020
Klar Holdings Limited	Technology Services	250,000	03/31/2020
Lifit, Inc.	Technology Services	500,000	01/30/2020
Lucideus, Inc.	Software	500,000	07/15/2020
Lukla, Inc.	Internet	750,000	01/31/2021
Marley Spoon, Inc.	Internet	3,750,000	07/31/2020
Medable, Inc.	Software	2,000,000	07/31/2020
Merchbar, Inc.	Internet	250,000	01/30/2020
Noteleaf, Inc.	Other Technology	1,000,000	01/31/2020
OneLocal, Inc.	Internet	1,000,000	07/31/2020
Owl Cameras, Inc.	Software	3,000,000	01/01/2020
Parallel Wireless, Inc.	Wireless	6,500,000	03/31/2020
Percepto, Inc.	Other Technology	1,000,000	05/31/2020
Pitzi, Ltd.	Other Technology	2,500,000	11/30/2020
Quartzy, Inc.	Biotechnology	2,250,000	10/15/2020
Solugen, Inc.	Technology Services	1,250,000	01/31/2020
Stay Alfred, Inc.	Internet	7,500,000	06/30/2020
Stitch Labs, Inc.	Software	750,000	01/31/2020
The Safe and Fair Food Company LLC	Other Technology	1,250,000	01/31/2020
Trendalytics Innovation Labs, Inc.	Software	450,000	01/31/2020
Visual Supply Company	Internet	2,500,000	03/31/2020
Voodoo Manufacturing, Inc.	Other Technology	375,000	02/28/2020
Total		$77,950,000

Borrower	Industry	Unexpired Unfunded Commitment as of December 31, 2018	Expiration Date
Aclima, Inc.	Other Technology	$875,000	05/31/2019
Antheia, Inc.	Biotechnology	1,500,000	12/31/2019
Blockdaemon, Inc.	Software	250,000	01/31/2019
Brightside Benefit, Inc.	Other Technology	1,000,000	05/31/2019
Callisto Media, Inc.	Technology Services	3,000,000	03/31/2019
Caredox, Inc.	Other Healthcare	625,000	04/30/2019
CytoVale, Inc.	Medical Devices	1,125,000	02/28/2019
Discover Echo, Inc.	Other Healthcare	1,000,000	02/28/2019

Borrower	Industry	Unexpired Unfunded Commitment as of December 31, 2018	Expiration Date
Emerald Cloud Lab, Inc.	Other Healthcare	6,556,001	03/30/2019
Figure 1, Inc.	Internet	1,000,000	04/01/2019
Fitplan, Inc.	Other Technology	250,000	01/31/2019
FLYR, Inc.	Internet	1,500,000	07/31/2019
Hometap Equity Partners, LLC	Other Technology	2,000,000	03/31/2019
Invoice2Go, Inc.	Software	4,000,000	12/31/2019
Ipolipo, Inc.	Software	750,000	07/31/2019
Karamba Security Ltd.	Security	8,500,000	03/31/2019
Keyo AI Inc.	Technology Services	500,000	01/31/2019
Kogniz, Inc.	Other Technology	375,000	04/30/2019
Linden Research Inc.	Internet	5,000,000	01/15/2019
Metricly, Inc.	Software	500,000	04/30/2019
NeuMoDx Molecular, Inc.	Medical Devices	6,500,000	09/30/2019
OrderGroove, Inc.	Software	2,500,000	09/30/2019
Osix Corporation	Internet	150,000	07/31/2019
Plethora, Inc.	Other Technology	500,000	01/31/2019
PlushCare, Inc.	Software	750,000	07/31/2019
RadiAction Ltd.	Medical Devices	1,000,000	01/30/2019
Relimetrics, Inc.	Technology Services	375,000	04/15/2019
Robin Care, Inc.	Other Healthcare	500,000	01/31/2019
Skillshare, Inc.	Software	2,000,000	04/30/2019
SkyKick, Inc.	Other Technology	2,500,000	02/28/2019
SnapRoute, Inc,	Enterprise Networking	1,500,000	02/28/2019
Stitch Labs, Inc.	Software	1,500,000	07/31/2019
Therapydia, Inc.	Other Healthcare	300,000	01/31/2019
Venuetize, LLC	Software	500,000	09/30/2019
Virtuix Holdings, Inc.	Other Technology	250,000	07/31/2019
Workspot, Inc.	Software	1,000,000	01/31/2019
Zeel Networks, Inc.	Technology Services	2,750,000	03/31/2019
Total		$64,881,001
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

As of December 31, 2019, the Fund had cash reserves of $12.6 million and approximately $185.0 million in scheduled loan receivable payments over the next year. Additionally, the Fund has access to uncalled capital of $50.8 million as a liquidity source and a borrowing base that grows as it funds additional commitments, as well as $104.2 million in recallable distributions made by the Company to its investors. These amounts are sufficient to meet the current commitment backlog and operational expenses of the Fund over the next year. The Fund regularly evaluates potential future liquidity resources and demands before making additional future commitments.

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
The Fund’s exposure to interest rate sensitivity is regularly monitored and analyzed by measuring the characteristics of assets and liabilities. The Fund utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates. At December 31, 2019, the outstanding debt balance was $179.0 million at a weighted-average floating interest rate of 1.78%, for which the Fund had interest rate swaps in place with a weighted-average fixed interest rate of 2.11% on $192.0 million of the notional principal amount, leaving the Fund with exposure to interest rate changes on the over-hedged balance.

Because all of the Fund’s loans impose a fixed interest rate upon funding, changes in short-term interest rates will not directly affect interest income associated with the loan portfolio as of December 31, 2019. However, those changes could have the potential to change the Fund’s ability to originate loan commitments, acquire and renew bank facilities, and engage in other investment activities. Further, changes in short-term interest rates could also affect interest rate expense, realized gain from investments and interest on the Fund’s short-term investments.

Based on the Fund’s Statements of Assets and Liabilities as of December 31, 2019, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in investments, borrowings, cash balances and interest rate swap derivatives.

Effect of Interest Rate Change By	Other Interest and Other Income (Loss)	Gain (Loss) from Derivative Instruments	Interest Income (Expense)	Total Income (Loss)
(0.50)%	$(62,848)	$(960,000)	$895,000	$(127,848)
1%	$125,696	$1,920,000	$(1,790,000)	$255,696
2%	$251,393	$3,840,000	$(3,580,000)	$511,393
3%	$377,089	$5,760,000	$(5,370,000)	$767,089
4%	$502,785	$7,680,000	$(7,160,000)	$1,022,785
5%	$628,481	$9,600,000	$(8,950,000)	$1,278,481
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
Quarterly Results
This information has been derived from unaudited financial statements that, in the opinion of Management, include all normal recurring adjustments necessary for a fair presentation of such information. The operating results for any quarter are not necessarily indicative of results for any future year. The format of the statements has been modified, thus certain numbers have been combined in order to fit the format of the statements. Prior to commencing operations on August 12, 2015, the Fund had no operations other than the sale to the Company of 100,000 shares of common stock, $0.001 par value for $25,000 in July 2015. This issuance of stock was a requirement to apply for a finance lender’s license from the California Commissioner of Corporations, which was obtained on August 20, 2015.
The Fund’s financial statements, together with the Report of Independent Registered Public Accounting Firm, are included elsewhere in this Annual Report on Form 10-K.
December 31, 2019 (Unaudited):

	Quarterly Information for the Three Months Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Investment Income:
Interest on loans	$15,463,294	$20,484,930	$14,550,348	$14,757,871
Other interest and other income	75,012	130,725	58,471	32,006
Total investment income	15,538,306	20,615,655	14,608,819	14,789,877
Expenses:
Management fees	2,514,805	2,424,015	2,330,573	2,436,123
Interest expense	2,740,819	2,639,095	2,357,972	2,259,578
Banking and professional fees	161,257	157,637	35,669	191,500
Other operating expenses	54,990	39,871	102,191	97,700
Total expenses	5,471,871	5,260,618	4,826,405	4,984,901
Net investment income	10,066,435	15,355,037	9,782,414	9,804,976

Net realized gain (loss) from loans	4,125	(485,466)	(6,502,951)	(7,238,790)
Net realized gain (loss) from derivative instruments	76,102	70,865	70,408	(131,922)
Net change in unrealized gain (loss) from loans	(384,483)	(2,205,184)	(451,245)	2,281,235
Net change in unrealized gain (loss) from derivative instruments	(323,193)	(699,692)	(67,233)	126,787
Net realized and change in unrealized loss from loans and derivative instruments	(627,449)	(3,319,477)	(6,951,021)	(4,962,690)
Net increase in net assets resulting from operations	$9,438,986	$12,035,560	$2,831,393	$4,842,286

Amounts per common share:
Net increase in net assets resulting from operations per share	$94.39	$120.36	$28.31	$48.42
Weighted-average shares outstanding	100,000	100,000	100,000	100,000

December 31, 2018 (Unaudited):

	Quarterly Information for the Three Months Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Investment Income:
Interest on loans	$12,859,715	$16,803,971	$23,765,229	$17,714,279
Other interest and other income	32,996	71,859	63,457	106,567
Total investment income	12,892,711	16,875,830	23,828,686	17,820,846
Expenses:
Management fees	2,640,912	2,790,764	2,687,159	2,656,124
Interest expense	1,966,437	2,631,617	2,712,386	2,852,628
Banking and professional fees	65,683	71,515	104,762	220,796
Other operating expenses	35,057	34,121	47,075	70,255
Total expenses	4,708,089	5,528,017	5,551,382	5,799,803
Net investment income	8,184,622	11,347,813	18,277,304	12,021,043

Net realized loss from loans	(287,627)	(1,295,529)	(283,511)	(12,418,721)
Net realized gain (loss) from derivative instruments	—	(329,824)	(30,328)	25,318
Net change in unrealized gain (loss) from loans	(1,522,123)	294,654	(6,570,644)	5,740,069
Net change in unrealized gain (loss) from derivative instruments	563,850	402,149	243,806	(601,511)
Net realized and change in unrealized loss from loans and derivative instruments	(1,245,900)	(928,550)	(6,640,677)	(7,254,845)
Net increase in net assets resulting from operations	$6,938,722	$10,419,263	$11,636,627	$4,766,198

Amounts per common share:
Net increase in net assets resulting from operations per share	$69.39	$104.19	$116.37	$47.66
Weighted-average shares outstanding	100,000	100,000	100,000	100,000

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE
Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures

At the end of the period covered by this report, the Fund carried out an evaluation under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Fund’s disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Fund’s disclosure controls and procedures were effective as of the end of the period in ensuring that information required to be disclosed was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and in providing reasonable assurance that information required to be disclosed by the Fund in such reports is accumulated and communicated to the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Control over Financial Reporting
Pursuant to Rules 13a-15d and 15d-15(d) of the Exchange Act, the Fund’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision of and with the participation of the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, the Fund conducted an evaluation of the effectiveness of its internal control over financial reporting based on the Committee of Sponsoring Organizations of the Treadway Commission 2013 (“COSO 2013”) updated Internal Control - Integrated Framework. Based on its evaluation under the COSO 2013 Internal Control - Integrated Framework, the Fund’s management concluded that its internal control over financial reporting was effective as of December 31, 2019.
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
This report of management on internal control over financial reporting shall not be deemed to be filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.
Changes in Internal Controls
There have not been any changes in the Fund’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the Fund’s fiscal quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
Custodial Agreement

On December 11, 2019, the Fund entered into a Custodial Agreement (the “Agreement”) with Wells Fargo Bank, National Association (the “Custodian”).  Pursuant to the Agreement, the Custodian shall maintain custody of certain loan agreements and other related items, as well as certificated securities, and shall hold, release, and transfer thereof on the Fund's behalf.  The Custodian may, at any time, resign by giving a written notice of its resignation to the Fund at least ninety (90) days prior to the date of resignation.  The Fund may remove the Custodian at any time by giving the Custodian at least sixty (60) days’ prior written notice.

The foregoing description of the material terms of the Agreement is qualified in its entirety by reference to the full text of the Agreement, which is filed herewith as Exhibit 10.3 and is incorporated herein by reference.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The list of executive officers and biographical information appears in Part I, Item 1 of this Form 10-K.
The information required by this item concerning the directors of the Fund, the structure of its Board of Directors and Section 16(a) compliance will be contained in the Fund’s Proxy Statement filed in connection with the Annual Meeting of Shareholders to be held on May 13, 2020 (“Proxy Statement”) under the captions “Proposal 1 -- To Elect Five Directors of the Fund” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.
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
1.     Index to Financial Statements and Financial Statement Schedules
Report of Independent Registered Public Accounting Firm
Statements of Assets and Liabilities as of December 31, 2019 and 2018
Statements of Operations for the years ended December 31, 2019, 2018 and 2017
Statements of Changes in Net Assets for the years ended December 31, 2019, 2018 and 2017
Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017
Schedules of Investments as of December 31, 2019 and 2018
Schedules of Open Swap Contracts as of December 31, 2019 and 2018
Notes to Financial Statements
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

4.2	Description of the Registrant’s securities registered pursuant to Section 12(G) of the Securities and Exchange Act of 1934.

10.1	Form of Custody Agreement between the Fund and Union Bank, N.A. filed with the Fund's Registration Statement on Form 10 filed with the Securities and Exchange Commission on May 29, 2015.

10.2
Form of Management Agreement between the Fund, and the Manager, incorporated by reference to the Fund's Registration Statement on Form 10 filed with the Securities and Exchange Commission on May 29. 2015.

10.3	Custody Agreement between the Fund and Wells Fargo Bank, National Association effective December 11, 2019.

31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Rules 13a -14(a) and 15d-14(a) Certification).

31.2	Chief Financial Officer certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Rules 13a -14(a) and 15d-14(a) Certification).

32.1	Chief Executive Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Section 1350 Certification).

32.2	Chief Financial Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Section 1350 Certification).

ITEM 16.    FORM 10-K SUMMARY
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
VENTURE LENDING & LEASING VIII, INC.
(Registrant)

By:	/S/Maurice C. Werdegar		By:	/S/Judy N. Bornstein
	Maurice C. Werdegar			Judy N. Bornstein
	Chief Executive Officer			Chief Financial Officer
	(Principal Executive Officer)			(Principal Financial Officer)
	Date:	March 16, 2020		Date:	March 16, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	NAME	TITLE	DATE

By:	/S/ Ronald W. Swenson	Chairman & Director	March 16, 2020
Ronald W. Swenson

By:	/S/ Maurice C. Werdegar	CEO & Director	March 16, 2020
Maurice C. Werdegar

By:	/S/ Spiro Constantine Lazarakis	Director	March 16, 2020
Spiro Constantine Lazarakis

By:	/S/ William Russell Miller	Director	March 16, 2020
William Russell Miller

By:	/S/ Arthur C. Spinner	Director	March 16, 2020
Arthur C. Spinner

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholder and the Board of Directors of Venture Lending & Leasing VIII, Inc.

Opinion on the Financial Statements and Financial Highlights

We have audited the accompanying statements of assets and liabilities of Venture Lending & Leasing VIII, Inc. (the "Fund"), including the schedules of investments, as of December 31, 2019 and 2018, and the related statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2019, and financial highlights (presented in Note 12) for each of the four years in the period ended December 31, 2019, and for the period from August 12, 2015 (inception) to December 31, 2015, and the related notes. In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Fund as of December 31, 2019 and 2018, and the results of its operations, changes in net assets, cash flows and financial highlights for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of loans owned as of December 31, 2019 and 2018, by correspondence with the borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

March 16, 2020

San Francisco, California

We have served as the auditor of one or more Venture Lending & Leasing investment companies since 2001.

VENTURE LENDING & LEASING VIII, INC.
Statements of Assets and Liabilities
As of December 31, 2019 and 2018

	December 31, 2019	December 31, 2018
ASSETS:
Loans, at estimated fair value
(cost of $379,044,418 and $405,309,448)	$371,955,824	$398,980,531
Derivative asset - interest rate swap	—	616,148
Cash and cash equivalents	12,569,629	19,388,362
Dividend and interest receivables	4,702,811	4,756,032
Other assets	551,337	1,238,782
Total assets	389,779,601	424,979,855

LIABILITIES:
Borrowings under debt facility	179,000,000	203,000,000
Accrued management fees	2,436,123	2,656,124
Derivative liability - interest rate swap	347,183	—
Accounts payable and other accrued liabilities	1,411,131	2,779,780
Total liabilities	183,194,437	208,435,904

NET ASSETS:	$206,585,164	$216,543,951

Analysis of Net Assets:

Capital paid in on shares of capital stock	$314,575,000	$297,575,000
Total distributable losses	(107,989,836)	(81,031,049)
Net assets (equivalent to $2,065.85 and $2,165.44 per share based on 100,000 shares of capital stock outstanding - See Note 5 and Note 12)	$206,585,164	$216,543,951

Commitments & Contingent Liabilities:
Unexpired unfunded commitments (See Note 11)	$77,950,000	$64,881,001

See notes to financial statements

VENTURE LENDING & LEASING VIII, INC.
Statements of Operations
For the Years Ended December 31, 2019, 2018 and 2017

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2019	December 31, 2018	December 31, 2017
INVESTMENT INCOME:
Interest on loans	$65,256,443	$71,143,194	$35,937,318
Other interest and other income	296,214	274,879	235,096
Total investment income	65,552,657	71,418,073	36,172,414

EXPENSES:
Management fees	9,705,516	10,774,959	9,579,408
Interest expense	9,997,464	10,163,068	4,903,598
Banking and professional fees	546,063	462,756	305,161
Other operating expenses	294,752	186,508	453,791
Total expenses	20,543,795	21,587,291	15,241,958
Net investment income	45,008,862	49,830,782	20,930,456

Net realized loss from loans	(14,223,082)	(14,285,388)	(4,852,881)
Net realized gain (loss) from derivative instruments	85,453	(334,834)	—
Net change in unrealized loss from loans	(759,677)	(2,058,044)	(954,960)
Net change in unrealized gain (loss) from derivative instruments	(963,331)	608,294	(52,189)
Net realized and change in unrealized loss from loans and derivative instruments	(15,860,637)	(16,069,972)	(5,860,030)
Net increase in net assets resulting from operations	$29,148,225	$33,760,810	$15,070,426

Amounts per common share:
Net increase in net assets resulting from operations per share	$291.48	$337.61	$150.70
Weighted-average shares outstanding	100,000	100,000	100,000

See notes to financial statements

VENTURE LENDING & LEASING VIII, INC.
Statements of Changes in Net Assets
For the Years Ended December 31, 2019, 2018 and 2017

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Total Distributable Earnings (Loss)	Net Assets
Balance at December 31, 2016	100,000	$100	$97,924,900	$(16,853,358)	$81,071,642
Net increase in net assets resulting from operations	—	—	—	15,070,426	15,070,426
Contributions by shareholder	—	—	115,150,000	—	115,150,000
Distributions to shareholder	—	—	—	(46,461,008)	(46,461,008)
Balance December 31, 2017	100,000	$100	$213,074,900	$(48,243,940)	$164,831,060
Net increase in net assets resulting from operations	—	—	—	33,760,810	33,760,810
Contributions by shareholder	—	—	84,500,000	—	84,500,000
Distributions to shareholder	—	—	—	(66,547,919)	(66,547,919)
Balance December 31, 2018	100,000	$100	$297,574,900	$(81,031,049)	$216,543,951
Net increase in net assets resulting from operations	—	—	—	29,148,225	29,148,225
Contributions by shareholder	—	—	17,000,000	—	17,000,000
Distributions to shareholder	—	—	—	(56,107,012)	(56,107,012)
Balance December 31, 2019	100,000	$100	$314,574,900	$(107,989,836)	$206,585,164

See notes to financial statements

VENTURE LENDING & LEASING VIII, INC.
Statements of Cash Flows
For the Years Ended December 31, 2019, 2018 and 2017

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2019	December 31, 2018	December 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets resulting from operations	$29,148,225	$33,760,810	$15,070,426
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized loss from loans	14,223,082	14,285,388	4,852,881
Net realized (gain) loss from derivative instruments	(85,453)	334,834	—
Net change in unrealized loss from loans	759,677	2,058,044	954,960
Net change in unrealized (gain) loss from derivative instruments	963,331	(608,294)	52,189
Amortization of deferred costs related to borrowing facility and interest rate cap agreement	552,504	625,846	446,689
Net (increase) decrease in dividend and interest receivables	53,221	(1,037,696)	(2,285,102)
Net (increase) decrease in other assets	134,941	792,606	(828,816)
Net increase (decrease) in accounts payable, other accrued liabilities and accrued management fees	(1,588,650)	1,535,156	58,687
Origination of loans	(169,975,000)	(275,189,805)	(252,392,500)
Principal payments on loans	173,958,930	167,664,117	60,865,452
Acquisition of equity securities	(11,298,994)	(15,635,515)	(16,401,822)
Net cash provided by (used in) operating activities	36,845,814	(71,414,509)	(189,606,956)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to shareholder	(36,750,000)	(48,000,000)	(29,500,000)
Contributions from shareholder	17,000,000	84,500,000	115,150,000
Borrowings under debt facility	48,500,000	90,500,000	151,850,000
Repayments of borrowings under debt facility	(72,500,000)	(44,000,000)	(48,350,000)
Payments made for interest rate cap	—	—	(320,900)
Payments made for interest rate swap	(142,635)	(102,165)	—
Payment received from interest rate swap	228,088	25,318	—
Payments of bank facility fees and costs	—	—	(1,164,159)
Net cash provided by (used in) financing activities	(43,664,547)	82,923,153	187,664,941
Net increase (decrease) in cash and cash equivalents	(6,818,733)	11,508,644	(1,942,015)

CASH AND CASH EQUIVALENTS:
Beginning of year	19,388,362	7,879,718	9,821,733
End of year	$12,569,629	$19,388,362	$7,879,718

SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE YEAR:
Interest - Debt facility	$11,499,187	$8,128,818	$3,845,893
NON-CASH OPERATING AND FINANCING ACTIVITIES:
Distributions of equity securities to shareholder	$19,357,012	$18,547,918	$16,961,008
Receipt of equity securities as repayment of loans	$8,058,018	$2,912,403	$559,186

See notes to financial statements

VENTURE LENDING & LEASING VIII, INC.
Schedule of Investments
As of December 31, 2019

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Maturity Date
Biotechnology
	Antheia, Inc.		Senior Secured	11.5%		$1,483,639	$1,408,221	$1,408,221	12/1/2022
	Antheia, Inc.		Senior Secured	11.5%		1,485,034	1,457,222	1,457,222	12/1/2022
	Antheia, Inc. Subtotal					2,968,673	2,865,443	2,865,443
	Orpheus Therapeutics, Inc.		Senior Secured	18.0%		178,510	174,288	—	*
	Quartzy, Inc.		Senior Secured	12.0%		742,489	624,980	624,980	8/1/2023
Biotechnology Total		1.7%				$3,889,672	$3,664,711	$3,490,423

Computers & Storage
	Canary Connect, Inc.		Senior Secured	12.8%		$577,487	$509,119	$509,119	12/1/2020
	Canary Connect, Inc.		Senior Secured	12.8%		2,472,801	2,370,284	2,370,284	3/1/2023
	Canary Connect, Inc. Subtotal					3,050,288	2,879,403	2,879,403
	Rigetti & Co., Inc.		Senior Secured	9.0%	2.8%	194,537	194,122	194,122	1/1/2020
Computers & Storage Total		1.5%				$3,244,825	$3,073,525	$3,073,525

Enterprise Networking
	SnapRoute, Inc.		Senior Secured	18.0%		$2,556,019	$112,500	$112,500	*
Enterprise Networking Total		—%				$2,556,019	$112,500	$112,500

Internet
	Ainsly, Inc. ** ^		Senior Secured	12.5%		$247,301	$247,301	$247,301	8/1/2022
	Ainsly, Inc. ** ^		Senior Secured	12.5%		741,853	677,056	677,056	8/1/2022
	Ainsly, Inc. ** ^ Subtotal					989,154	924,357	924,357
	Amino Payments, Inc.		Senior Secured	10.8%		981,305	921,304	921,304	3/1/2022
	Bombfell, Inc.		Senior Secured	11.0%		656,522	647,811	647,811	10/1/2021
	Cesium, Inc.		Senior Secured	10.3%		247,773	228,311	228,311	1/1/2023
	Cesium, Inc.		Senior Secured	10.3%		123,007	120,175	120,175	1/1/2023
	Cesium, Inc. Subtotal					370,780	348,486	348,486
	Clearsurance, Inc.		Senior Secured	10.5%		720,282	711,977	711,977	9/1/2021
	Clearsurance, Inc.		Senior Secured	10.0%		526,436	512,822	512,822	3/1/2021
	Clearsurance, Inc. Subtotal					1,246,718	1,224,799	1,224,799
	Daily Muse, Inc.		Senior Secured	11.0%		2,086,312	2,065,303	2,065,303	12/1/2021
	Daily Muse, Inc.		Senior Secured	11.0%		2,085,902	2,019,749	2,019,749	12/1/2021
	Daily Muse, Inc. Subtotal					4,172,214	4,085,052	4,085,052
	FindShadow, PBC		Senior Secured	11.5%		582,658	552,638	552,638	4/1/2022
	FLYR, Inc.		Senior Secured	11.5%		1,082,930	1,014,161	1,014,161	9/1/2021
	FLYR, Inc.		Senior Secured	11.8%		2,110,021	2,075,718	2,075,718	1/1/2022
	FLYR, Inc. Subtotal					3,192,951	3,089,879	3,089,879
	iZENEtech, Inc. ** ^		Senior Secured	11.0%		2,269,997	2,207,408	2,207,408	1/1/2021
	iZENEtech, Inc. ** ^		Senior Secured	11.0%		3,073,836	3,037,773	3,037,773	6/1/2021
	iZENEtech, Inc. ** ^ Subtotal					5,343,833	5,245,181	5,245,181
	Lenddo International ** ^		Senior Secured	12.0%		930,483	900,030	900,030	1/1/2021
	Linden Research Inc.		Senior Secured	12.0%		2,472,688	2,376,994	2,376,994	6/1/2022
	Linden Research Inc.		Senior Secured	12.0%		2,474,661	2,474,661	2,474,661	6/1/2022
	Linden Research Inc.		Senior Secured	11.0%		902,820	888,448	888,448	3/1/2022
	Linden Research Inc.		Senior Secured	11.0%		4,324,395	4,151,813	4,151,813	9/1/2021
	Linden Research Inc. Subtotal					10,174,564	9,891,916	9,891,916
	Lukla, Inc.		Senior Secured	12.5%		494,770	411,213	411,213	12/1/2022
	Marley Spoon, Inc. **^		Senior Secured	12.0%	2.5%	3,712,354	2,605,484	2,605,484	5/1/2023

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Maturity Date
	Masse, Inc.		Senior Secured	11.5%		371,266	340,411	340,411	10/1/2022
	Masse, Inc.		Senior Secured	11.5%		371,367	362,237	362,237	1/1/2023
	Masse, Inc. Subtotal					742,633	702,648	702,648
	Merchbar, Inc.		Senior Secured	11.8%		494,959	458,681	458,681	3/1/2023
	MyPizza Technologies, Inc.		Senior Secured	11.5%		4,949,181	4,687,371	4,687,371	12/1/2022
	MyPizza Technologies, Inc.		Senior Secured	11.5%		2,474,878	2,419,067	2,419,067	2/1/2023
	MyPizza Technologies, Inc. Subtotal					7,424,059	7,106,438	7,106,438
	Nimble Rx, Inc.		Senior Secured	12.0%		1,237,263	1,068,622	1,068,622	2/1/2023
	Osix Corporation		Senior Secured	12.3%		81,469	71,706	71,706	12/1/2021
	Protecht, Inc.		Senior Secured	12.5%		814,144	782,670	782,670	12/1/2021
	Relay Network, LLC		Senior Secured	8.0%	4.4%	355,319	350,310	350,310	9/1/2020
	Relay Network, LLC		Senior Secured	8.0%	4.4%	355,349	353,403	353,403	9/1/2020
	Relay Network, LLC Subtotal					710,668	703,713	703,713
	Serface Care, Inc.		Senior Secured	12.3%		218,620	213,640	161,632	2/1/2022
	Serface Care, Inc.		Senior Secured	12.3%		655,700	617,093	466,871	2/1/2022
	Serface Care, Inc. Subtotal					874,320	830,733	628,503
	Spot.IM, Ltd. ** ^		Senior Secured	11.8%		46,419	45,732	45,732	5/1/2020
	Spot.IM, Ltd. ** ^		Senior Secured	12.5%		46,752	46,415	46,415	5/1/2020
	Spot.IM, Ltd. ** ^ Subtotal					93,171	92,147	92,147
	SpotOn Computing, Inc.		Senior Secured	18.0%		1,893,528	1,853,788	944,730	*
	Stay Alfred, Inc.		Senior Secured	11.8%		5,249,888	5,109,248	5,109,248	12/1/2021
	Stay Alfred, Inc.		Senior Secured	12.0%		4,948,899	4,567,733	4,567,733	7/1/2023
	Stay Alfred, Inc. Subtotal					10,198,787	9,676,981	9,676,981
	Tango Card, Inc.		Senior Secured	12.0%		595,825	591,279	591,279	11/1/2020
	Thrive Market, Inc.		Senior Secured	12.3%		6,444,148	6,285,233	6,285,233	4/1/2022
	Verishop, Inc.		Senior Secured	12.0%		2,470,833	2,419,085	2,419,085	12/1/2023
	Verishop, Inc.		Senior Secured	12.0%		2,474,370	2,315,633	2,315,633	12/1/2023
	Verishop, Inc. Subtotal					4,945,203	4,734,718	4,734,718
Internet Total		31.3%				$69,398,483	$65,807,507	$64,696,219

Medical Devices
	Ablacon, Inc.		Senior Secured	11.0%		$2,476,651	$2,318,784	$2,318,784	3/1/2023
	Anutra Medical, Inc.		Senior Secured	12.0%		247,474	234,112	234,112	10/1/2022
	CytoVale, Inc.		Senior Secured	12.0%		469,059	461,375	461,375	7/1/2022
	CytoVale, Inc.		Senior Secured	12.0%		570,096	561,077	561,077	6/1/2022
	CytoVale, Inc.		Senior Secured	12.0%		520,387	491,789	491,789	3/1/2022
	CytoVale, Inc. Subtotal					1,559,542	1,514,241	1,514,241
	Medrobotics Corporation, Inc.		Senior Secured	12.0%		9,879,965	8,717,603	8,717,603	6/1/2021
	NeuMoDx Molecular, Inc.		Senior Secured	12.0%		2,969,338	2,893,992	2,893,992	4/1/2023
	NeuMoDx Molecular, Inc.		Senior Secured	12.0%		3,459,382	3,247,068	3,247,068	4/1/2023
	NeuMoDx Molecular, Inc.		Senior Secured	12.0%		3,462,834	3,402,907	3,402,907	4/1/2023
	NeuMoDx Molecular, Inc. Subtotal					9,891,554	9,543,967	9,543,967
	RadiAction Ltd. ** ^		Senior Secured	11.5%		752,784	722,644	722,644	10/1/2021
	RadiAction Ltd. ** ^		Senior Secured	11.5%		932,119	917,074	917,074	4/1/2022
	RadiAction Ltd. ** ^ Subtotal					1,684,903	1,639,718	1,639,718
	Renovia, Inc.		Senior Secured	10.5%		7,221,453	7,130,316	7,130,316	3/1/2022
	Renovia, Inc.		Senior Secured	10.5%		1,250,163	1,173,718	1,173,718	6/1/2021
	Renovia, Inc.		Senior Secured	11.0%		394,841	392,580	392,580	11/1/2020
	Renovia, Inc.		Senior Secured	11.0%		220,276	217,530	217,530	6/1/2020
	Renovia, Inc. Subtotal					9,086,733	8,914,144	8,914,144
Medical Devices Total		15.9%				$34,826,822	$32,882,569	$32,882,569

Other Healthcare
	4G Clinical LLC		Senior Secured	11.0%		$255,880	$252,650	$252,650	7/1/2020
	Caredox, Inc.		Senior Secured	11.8%		941,631	909,177	909,177	10/1/2021

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Maturity Date
	Clover Health Investments Corporation		Senior Secured	11.3%		9,417,408	9,417,408	9,417,408	10/1/2022
	Clover Health Investments Corporation		Senior Secured	11.0%		14,722,192	14,722,192	14,722,192	3/1/2022
	Clover Health Investments Corporation Subtotal					24,139,600	24,139,600	24,139,600
	Discover Echo, Inc.		Senior Secured	11.0%		321,838	310,782	310,782	12/1/2020
	Emerald Cloud Lab, Inc.		Senior Secured	11.8%		1,989,609	1,845,817	1,845,817	12/1/2021
	GoForward, Inc.		Senior Secured	11.5%		6,188,651	5,511,946	5,511,946	9/1/2023
	Hello Heart Inc.		Senior Secured	10.8%		657,496	634,941	634,941	7/1/2021
	Hello Heart Inc.		Senior Secured	10.8%		1,127,717	1,112,932	1,112,932	10/1/2021
	Hello Heart Inc.		Senior Secured	11.0%		1,238,420	1,152,819	1,152,819	4/1/2023
	Hello Heart Inc. Subtotal					3,023,633	2,900,692	2,900,692
	HumanAPI, Inc.		Senior Secured	11.8%		1,484,721	1,392,560	1,392,560	10/1/2022
	HumanAPI, Inc.		Senior Secured	11.8%		495,054	485,090	485,090	1/1/2023
	HumanAPI, Inc. Subtotal					1,979,775	1,877,650	1,877,650
	MD Revolution, Inc.		Senior Secured	12.5%		139,624	138,801	138,801	3/1/2020
	mPharma Data, Inc. ** ^		Senior Secured	10.0%		135,340	133,045	133,045	11/1/2020
	mPharma Data, Inc. ** ^		Senior Secured	10.0%		181,549	180,264	180,264	3/1/2021
	mPharma Data, Inc. ** ^		Senior Secured	10.0%		2,156,367	2,111,258	2,111,258	11/1/2021
	mPharma Data, Inc. ** ^ Subtotal					2,473,256	2,424,567	2,424,567
	Myolex, Inc.		Senior Secured	18.0%		762,531	726,537	238,967	*
	Naked Biome, Inc.		Senior Secured	12.0%		651,850	635,826	453,520	3/1/2021
	Robin Care, Inc.		Senior Secured	11.5%		816,636	777,359	777,359	7/1/2021
	Sparta Software Corporation		Senior Secured	11.5%	2.2%	483,127	465,420	465,420	5/1/2022
	Sparta Software Corporation		Senior Secured	10.0%	2.5%	42,282	41,691	41,691	6/1/2020
	Sparta Software Corporation Subtotal					525,409	507,111	507,111
	Therapydia, Inc.		Senior Secured	11.5%		268,581	250,097	250,097	8/1/2022
	Therapydia, Inc.		Senior Secured	11.5%		296,807	290,255	290,255	12/1/2022
	Therapydia, Inc.		Senior Secured	12.0%	1.7%	124,078	114,084	114,084	3/1/2023
	Therapydia, Inc.		Senior Secured	11.5%		296,837	289,983	289,983	1/1/2023
	Therapydia, Inc.		Senior Secured	12.5%	1.7%	123,953	123,953	123,953	6/1/2023
	Therapydia, Inc. Subtotal					1,110,256	1,068,372	1,068,372
	Zillion Group, Inc.		Senior Secured	12.0%		431,509	428,038	189,940	12/1/2020
	Zillion Group, Inc.		Senior Secured	12.0%		257,943	253,831	112,636	7/1/2020
	Zillion Group, Inc. Subtotal					689,452	681,869	302,576
Other Healthcare Total		21.1%				$46,009,631	$44,708,756	$43,659,587

Other Technology
	8i Corporation		Senior Secured	11.8%		$1,191,490	$1,173,344	$1,173,344	12/1/2020
	Abiquo Group, Inc. ** ^		Senior Secured	12.0%		330,055	316,725	316,725	7/1/2021
	Aclima, Inc.		Senior Secured	12.0%		2,487,792	2,434,107	2,434,107	*
	Antitoxin Technologies Inc. ** ^		Senior Secured	11.5%		495,198	458,025	458,025	9/1/2022
	Apollo Flight Research Inc.		Senior Secured	11.0%		495,063	474,151	474,151	6/1/2022
	AvantStay, Inc.		Senior Secured	11.0%		990,006	950,647	950,647	6/1/2022
	Beanfields, PBC		Senior Secured	12.5%		865,388	811,782	811,782	3/1/2023
	BloomLife, Inc.		Senior Secured	12.0%		44,885	44,433	44,433	4/1/2020
	Brightside Benefit, Inc.		Senior Secured	12.4%		989,026	970,529	970,529	3/1/2023
	Brightside Benefit, Inc.		Senior Secured	12.1%		689,624	649,139	649,139	9/1/2022
	Brightside Benefit, Inc. Subtotal					1,678,650	1,619,668	1,619,668
	BW Industries, Inc.		Senior Secured	11.8%		1,979,819	1,757,319	1,757,319	5/1/2023
	BW Industries, Inc.		Senior Secured	11.8%		1,979,730	1,927,230	1,927,230	6/1/2023
	BW Industries, Inc. Subtotal					3,959,549	3,684,549	3,684,549
	Consumer Physics, Inc. ** ^		Senior Secured	11.0%		822,854	787,630	729,155	1/1/2022

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Maturity Date
	DOSH Holdings, Inc.		Senior Secured	11.0%		1,237,779	1,218,953	1,218,953	6/1/2022
	DOSH Holdings, Inc.		Senior Secured	11.0%		4,949,699	4,743,973	4,743,973	6/1/2022
	DOSH Holdings, Inc. Subtotal					6,187,478	5,962,926	5,962,926
	Eguana Technologies, Inc. ** ^		Senior Secured	12.5%		1,926,928	1,881,900	1,881,900	2/1/2022
	ESM Group International , Inc.		Senior Secured	12.0%		445,808	417,698	417,698	12/1/2021
	Fitplan, Inc. ** ^		Senior Secured	12.5%		225,795	225,795	225,795	3/1/2022
	Fitplan, Inc. ** ^		Senior Secured	12.5%		677,222	647,498	647,498	3/1/2022
	Fitplan, Inc. ** ^		Senior Secured	12.5%		451,727	437,617	437,617	3/1/2022
	Fitplan, Inc. ** ^ Subtotal					1,354,744	1,310,910	1,310,910
	Flo Water, Inc.		Senior Secured	11.5%		64,052	62,946	62,946	5/1/2020
	Flo Water, Inc.		Senior Secured	11.4%		548,207	533,916	533,916	5/1/2021
	Flo Water, Inc. Subtotal					612,259	596,862	596,862
	Gap Year Global, Inc.		Senior Secured	18.0%		90,768	86,359	—	*
	Heartwork, Inc.		Senior Secured	18.0%		379,462	371,981	73,494	*
	Higher Ground Education, Inc.		Senior Secured	12.5%		2,471,753	2,313,925	2,313,925	1/1/2023
	Higher Ground Education, Inc.		Senior Secured	12.5%		494,598	483,148	483,148	5/1/2023
	Higher Ground Education, Inc.		Senior Secured	12.5%		494,718	482,359	482,359	8/1/2023
	Higher Ground Education, Inc.		Senior Secured	12.5%		1,483,595	1,450,927	1,450,927	4/1/2023
	Higher Ground Education, Inc. Subtotal					4,944,664	4,730,359	4,730,359
	Hint, Inc.		Senior Secured	11.0%		1,321,439	1,277,918	1,277,918	3/1/2021
	Hint, Inc.		Senior Secured	11.0%		1,724,265	1,610,424	1,610,424	8/1/2021
	Hint, Inc.		Senior Secured	11.0%		1,644,377	1,644,377	1,644,377	7/1/2021
	Hint, Inc. Subtotal					4,690,081	4,532,719	4,532,719
	June Life, Inc.		Senior Secured	11.8%		129,682	128,895	128,895	3/1/2020
	June Life, Inc.		Senior Secured	11.8%		129,691	129,319	129,319	3/1/2020
	June Life, Inc. Subtotal					259,373	258,214	258,214
	Kobo360, Inc. ** ^		Senior Secured	11.3%		188,120	188,120	188,120	9/1/2020
	Kobo360, Inc. ** ^		Senior Secured	11.3%		127,168	125,342	125,342	6/1/2020
	Kobo360, Inc. ** ^ Subtotal					315,288	313,462	313,462
	Kogniz, Inc.		Senior Secured	12.8%		271,626	225,274	225,274	9/1/2021
	LanzaTech New Zealand Ltd.		Senior Secured	13.0%		355,735	351,225	351,225	3/1/2020
	LanzaTech New Zealand Ltd.		Senior Secured	13.0%		1,033,301	1,027,200	1,027,200	9/1/2020
	LanzaTech New Zealand Ltd.		Senior Secured	13.3%		1,336,381	1,328,045	1,328,045	3/1/2021
	LanzaTech New Zealand Ltd. Subtotal					2,725,417	2,706,470	2,706,470
	Make School, Inc.		Senior Secured	11.3%		690,328	667,484	667,484	8/1/2021
	Neuehouse, LLC		Senior Secured	12.0%		1,750,000	1,297,265	1,297,265	*
	Nevada Nanotech Systems, Inc.		Senior Secured	12.0%		628,788	595,193	595,193	6/1/2021
	NewGlobe Schools, Inc.		Senior Secured	12.5%		3,954,583	3,784,146	3,784,146	8/1/2022
	Northern Quinoa Production Corporation ** ^		Senior Secured	12.0%		6,904,047	6,577,787	6,577,787	5/1/2022
	Noteleaf, Inc.		Senior Secured	11.0%		489,249	485,228	485,228	9/1/2020
	Noteleaf, Inc.		Senior Secured	12.5%		1,483,247	1,404,471	1,404,471	4/1/2023
	Noteleaf, Inc. Subtotal					1,972,496	1,889,699	1,889,699
	Opya, Inc.		Senior Secured	12.0%		989,594	936,064	936,064	1/1/2023
	Opya, Inc.		Senior Secured	12.0%		260,121	251,996	251,996	4/1/2021
	Opya, Inc. Subtotal					1,249,715	1,188,060	1,188,060
	PDQ Enterprises LLC **		Senior Secured	11.0%		1,597,950	1,583,889	1,583,890	2/1/2021
	Percepto Robotics, Ltd. ** ^		Senior Secured	12.5%		220,862	217,253	217,253	8/1/2020
	Percepto Robotics, Ltd. ** ^		Senior Secured	12.5%		129,824	128,631	128,631	12/1/2020
	Percepto Robotics, Ltd. ** ^ Subtotal					350,686	345,884	345,884
	Percepto, Inc.		Senior Secured	11.8%		1,485,000	1,390,197	1,390,197	11/1/2022
	Pitzi, Ltd. ** ^		Senior Secured	12.0%		494,932	337,890	337,890	11/1/2023
	PLAE, Inc.		Senior Secured	9.0%	3.2%	621,378	613,950	365,026	12/1/2020

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Maturity Date
	Plant Prefab, Inc.		Senior Secured	11.0%		436,815	429,152	429,152	2/1/2022
	Plant Prefab, Inc.		Senior Secured	11.0%		436,736	408,403	408,403	2/1/2022
	Plant Prefab, Inc.		Senior Secured	11.0%		495,230	485,444	485,444	8/1/2022
	Plant Prefab, Inc. Subtotal					1,368,781	1,322,999	1,322,999
	Platform Science, Inc.		Senior Secured	12.0%		1,092,405	1,025,274	1,025,274	2/1/2022
	Plenty Unlimited, Inc.		Senior Secured	9.0%	9.4%	720,381	715,351	715,351	3/1/2021
	Plenty Unlimited, Inc.		Senior Secured	9.0%	11.7%	669,055	657,374	657,374	1/1/2021
	Plenty Unlimited, Inc.		Senior Secured	9.0%	11.7%	2,129,724	2,074,807	2,074,807	9/1/2021
	Plenty Unlimited, Inc. Subtotal					3,519,160	3,447,532	3,447,532
	Plethora, Inc.		Senior Secured	11.2%		2,666,486	2,426,198	2,426,198	3/1/2022
	Redaptive, Inc.		Senior Secured	12.0%		4,947,392	4,702,878	4,702,878	12/1/2022
	Romaine Empire, Inc.		Senior Secured	12.3%	3.6%	2,984,037	2,923,783	2,923,783	2/1/2023
	Romaine Empire, Inc.		Senior Secured	11.0%	4.1%	2,989,549	2,821,203	2,821,203	2/1/2023
	Romaine Empire, Inc. Subtotal					5,973,586	5,744,986	5,744,986
	Saber es Poder, Inc.		Senior Secured	10.5%		240,399	241,229	241,229	5/1/2022
	Saber es Poder, Inc.		Senior Secured	10.5%		451,402	431,977	431,977	3/1/2022
	Saber es Poder, Inc. Subtotal					691,801	673,206	673,206
	Saltbox, Inc.		Senior Secured	12.3%		494,667	468,114	468,114	6/1/2023
	SkyKick, Inc.		Senior Secured	10.5%		179,654	178,576	178,576	10/1/2020
	SkyKick, Inc.		Senior Secured	10.5%		196,798	195,475	195,475	11/1/2020
	SkyKick, Inc.		Senior Secured	10.5%		329,036	325,320	325,320	6/1/2020
	SkyKick, Inc.		Senior Secured	11.0%		4,949,290	4,766,396	4,766,396	6/1/2022
	SkyKick, Inc. Subtotal					5,654,778	5,465,767	5,465,767
	Strong Arm Technologies, Inc.		Senior Secured	12.0%		671,229	652,092	652,092	5/1/2021
	Sustainable Living Partners, LLC		Senior Secured	12.5%		4,947,179	4,164,487	4,164,487	8/1/2023
	TAE Technologies, Inc.		Senior Secured	12.5%		5,320,565	5,205,605	5,205,605	3/1/2021
	TAE Technologies, Inc.		Senior Secured	12.5%		1,411,739	1,397,787	1,397,787	4/1/2021
	TAE Technologies, Inc. Subtotal					6,732,304	6,603,392	6,603,392
	Terramera, Inc. ** ^		Senior Secured	12.0%		520,302	514,091	514,091	4/1/2021
	Terramera, Inc. ** ^		Senior Secured	12.0%		1,040,372	1,001,921	1,001,921	4/1/2021
	Terramera, Inc. ** ^ Subtotal					1,560,674	1,516,012	1,516,012
	Theatro Labs, Inc.		Senior Secured	12.0%		1,343,387	1,308,538	1,308,538	8/1/2022
	Thras.io, Inc.		Senior Secured	12.0%	47.3%	457,896	457,896	457,896	7/1/2024
	Thras.io, Inc.		Senior Secured	12.0%	47.4%	281,514	250,101	250,101	4/1/2024
	Thras.io, Inc.		Senior Secured	12.0%	45.1%	368,336	368,336	368,336	6/1/2024
	Thras.io, Inc.		Senior Secured	12.0%	45.1%	276,852	276,852	276,852	6/1/2024
	Thras.io, Inc.		Senior Secured	12.0%	45.1%	186,943	186,943	186,943	4/1/2024
	Thras.io, Inc.		Senior Secured	12.0%	47.3%	91,070	91,070	91,070	8/1/2024
	Thras.io, Inc.		Senior Secured	12.0%	45.1%	185,880	185,880	185,880	5/1/2024
	Thras.io, Inc. Subtotal					1,848,491	1,817,078	1,817,078
	UniEnergy Technologies LLC		Senior Secured	12.3%		2,622,584	2,355,691	1,933,768	12/1/2020
	Veev Group, Inc.		Senior Secured	12.5%		814,961	785,872	785,872	12/1/2021
	Velo Holdings Limited		Senior Secured	12.0%		2,473,359	2,326,791	2,326,791	6/1/2022
	Virtuix Holdings, Inc.		Senior Secured	12.3%		232,911	228,261	228,261	4/1/2022
	Virtuix Holdings, Inc.		Senior Secured	11.0%		191,811	189,767	189,767	7/1/2020
	Virtuix Holdings, Inc. Subtotal					424,722	418,028	418,028
	Voodoo Manufacturing, Inc.		Senior Secured	12.0%		338,714	314,676	314,676	3/1/2022
	Wheels Labs, Inc.		Senior Secured	12.5%		4,448,446	4,301,016	4,301,016	8/1/2022
	Wine Plum, Inc.		Senior Secured	12.5%		989,226	940,635	940,635	9/1/2022
Other Technology Total		52.3%				$114,889,061	$109,202,901	$108,088,734

Security
	Axonius, Inc.		Senior Secured	12.0%		$361,483	$350,280	$350,280	9/1/2021
	Karamba Security Ltd. ** ^		Senior Secured	12.0%		1,220,509	1,075,646	1,075,646	12/1/2021

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Maturity Date
	Nok Nok Labs, Inc.		Senior Secured	12.5%		848,037	831,014	831,014	6/1/2022
	Nok Nok Labs, Inc.		Senior Secured	12.5%		278,668	262,884	262,884	12/1/2020
	Nok Nok Labs, Inc. Subtotal					1,126,705	1,093,898	1,093,898
	Safetrust Holdings, Inc.		Senior Secured	12.5%		314,927	295,554	295,554	6/1/2021
Security Total		1.4%				$3,023,624	$2,815,378	$2,815,378

Semiconductors & Equipment
	ETA Compute, Inc.		Senior Secured	12.0%		$1,176,312	$1,137,034	$1,137,034	11/1/2021
	ETA Compute, Inc.		Senior Secured	10.5%		72,471	72,179	72,179	8/1/2020
	ETA Compute, Inc. Subtotal					1,248,783	1,209,213	1,209,213
	Innophase, Inc.		Senior Secured	11.8%		1,884,639	1,862,313	1,862,313	6/1/2021
	Innophase, Inc.		Senior Secured	11.8%		4,394,928	4,289,442	4,289,442	6/1/2021
	Innophase, Inc. Subtotal					6,279,567	6,151,755	6,151,755
Semiconductors & Equipment Total		3.6%				$7,528,350	$7,360,968	$7,360,968

Software
	Alkanza Inc.		Senior Secured	18.0%		$677,531	$317,479	$160,154	*
	Aptible, Inc.		Senior Secured	11.8%		114,677	113,163	113,163	2/1/2021
	ArborMetrix, Inc.		Senior Secured	12.5%		1,484,138	1,392,854	1,392,854	6/1/2023
	ArborMetrix, Inc.		Senior Secured	11.5%		911,698	911,697	911,698	6/1/2022
	ArborMetrix, Inc.		Senior Secured	11.5%		3,189,498	3,075,942	3,075,942	6/1/2022
	ArborMetrix, Inc. Subtotal					5,585,334	5,380,493	5,380,494
	Blockdaemon, Inc.		Senior Secured	11.3%		247,542	238,275	238,275	6/1/2022
	Blockdaemon, Inc.		Senior Secured	11.3%		172,574	160,081	160,081	8/1/2021
	Blockdaemon, Inc. Subtotal					420,116	398,356	398,356
	Bloomboard, Inc.		Senior Secured	11.5%		2,501,330	1,726,360	1,609,258	*
	BlueCart, Inc.		Senior Secured	12.5%		17,613	17,561	17,561	1/1/2020
	BlueCart, Inc.		Senior Secured	12.8%		8,832	8,821	8,821	1/1/2020
	BlueCart, Inc. Subtotal					26,445	26,382	26,382
	Canary Technologies Corporation		Senior Secured	11.5%		247,445	227,240	227,240	6/1/2023
	Censia Inc.		Senior Secured	11.0%		990,325	929,044	929,044	10/1/2022
	Cloudleaf, Inc.		Senior Secured	12.0%		666,338	644,009	644,009	9/1/2021
	Cloudleaf, Inc.		Senior Secured	12.0%		1,484,964	1,348,759	1,348,759	8/1/2023
	Cloudleaf, Inc. Subtotal					2,151,302	1,992,768	1,992,768
	DealPath, Inc.		Senior Secured	11.0%		931,379	917,163	917,163	5/1/2021
	DemystData Limited		Senior Secured	11.8%		128,725	128,085	128,085	7/1/2020
	DemystData Limited		Senior Secured	11.8%		185,689	182,801	182,801	5/1/2020
	DemystData Limited Subtotal					314,414	310,886	310,886
	Drift Marketplace, Inc.		Senior Secured	11.0%		21,052	21,008	21,008	3/1/2020
	Drift Marketplace, Inc.		Senior Secured	11.0%		27,932	27,877	27,877	3/1/2020
	Drift Marketplace, Inc.		Senior Secured	11.0%		20,949	20,782	20,782	3/1/2020
	Drift Marketplace, Inc. Subtotal					69,933	69,667	69,667
	Dynamics, Inc.		Senior Secured	12.5%		5,196,946	4,670,012	4,670,012	8/1/2021
	Eskalera, Inc.		Senior Secured	10.5%		991,021	946,027	946,027	3/1/2023
	Estify, Inc.		Senior Secured	18.0%		842,819	818,731	261,969	*
	Fortress IQ, Inc.		Senior Secured	11.3%		502,728	486,738	486,738	11/1/2021
	Gearbox Software, LLC		Senior Secured	11.0%		790,132	787,238	787,238	11/1/2020
	Gearbox Software, LLC		Senior Secured	11.0%		977,945	952,724	952,724	9/1/2020
	Gearbox Software, LLC		Senior Secured	11.0%		1,322,592	1,317,050	1,317,050	3/1/2021
	Gearbox Software, LLC Subtotal					3,090,669	3,057,012	3,057,012
	GoFormz, Inc.		Senior Secured	12.0%		716,482	683,705	683,705	11/1/2020
	ICX Media, Inc.		Senior Secured	12.5%		480,312	446,415	446,415	5/1/2022
	Interana, Inc.		Senior Secured	11.3%		1,880,980	1,838,925	1,838,925	6/1/2021

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Maturity Date

	Invoice2Go, Inc.		Senior Secured	11.8%		909,506	909,506	909,506	4/1/2021
	Invoice2Go, Inc.		Senior Secured	11.8%		909,416	893,275	893,275	4/1/2021
	Invoice2Go, Inc.		Senior Secured	12.0%		989,381	973,707	973,707	11/1/2022
	Invoice2Go, Inc.		Senior Secured	12.0%		988,333	938,608	938,608	6/1/2023
	Invoice2Go, Inc.		Senior Secured	11.8%		221,827	217,619	217,619	6/1/2020
	Invoice2Go, Inc.		Senior Secured	11.8%		779,652	779,652	779,652	4/1/2021
	Invoice2Go, Inc.		Senior Secured	12.0%		989,796	971,709	971,709	3/1/2023
	Invoice2Go, Inc.		Senior Secured	12.0%		902,694	811,358	811,358	3/1/2022
	Invoice2Go, Inc.		Senior Secured	12.0%		988,950	975,628	975,628	7/1/2022
	Invoice2Go, Inc. Subtotal					7,679,555	7,471,062	7,471,062
	Ipolipo, Inc.		Senior Secured	12.0%		2,181,071	2,058,286	2,058,286	6/1/2022
	JethroData, Inc. ** ^		Senior Secured	18.0%		704,868	681,877	327,328	*
	Loft, Inc.		Senior Secured	11.8%		499,368	482,126	482,126	9/1/2021
	Lucideus, Inc.		Senior Secured	12.0%		494,988	448,935	448,935	2/1/2023
	Medable, Inc.		Senior Secured	12.0%		989,897	968,703	968,703	2/1/2023
	Medable, Inc.		Senior Secured	12.0%		1,979,560	1,815,140	1,815,140	2/1/2023
	Medable, Inc. Subtotal					2,969,457	2,783,843	2,783,843
	Metarail, Inc.		Senior Secured	12.0%		672,294	649,249	285,595	6/1/2022
	Metawave Corporation		Senior Secured	12.0%		937,979	906,739	906,739	7/1/2022
	Migo Money, Inc. ** ^		Senior Secured	12.3%		610,858	574,762	574,762	12/1/2021
	Migo Money, Inc. ** ^		Senior Secured	12.5%		451,529	451,529	451,529	3/1/2022
	Migo Money, Inc. ** ^		Senior Secured	12.0%		129,034	126,786	126,786	7/1/2020
	Migo Money, Inc. ** ^ Subtotal					1,191,421	1,153,077	1,153,077
	OrderGroove, Inc.		Senior Secured	12.0%		1,236,848	1,214,197	1,214,197	6/1/2023
	OrderGroove, Inc.		Senior Secured	12.0%		2,472,099	2,352,429	2,352,429	6/1/2023
	OrderGroove, Inc.		Senior Secured	12.0%		1,237,123	1,212,501	1,212,501	6/1/2023
	OrderGroove, Inc. Subtotal					4,946,070	4,779,127	4,779,127
	Owl Cameras, Inc.		Senior Secured	18.0%		3,461,552	2,866,672	2,322,293	*
	PlushCare, Inc.		Senior Secured	11.8%		721,024	706,066	706,066	5/1/2022
	PlushCare, Inc.		Senior Secured	11.8%		960,569	917,175	917,175	5/1/2022
	PlushCare, Inc. Subtotal					1,681,593	1,623,241	1,623,241
	PrivCo Holdings, Inc.		Senior Secured	12.0%		249,311	241,418	241,418	2/1/2021
	Ready Education Inc. ** ^		Senior Secured	11.5%		180,541	180,541	180,541	9/1/2021
	Ready Education Inc. ** ^		Senior Secured	11.5%		349,214	349,214	349,214	9/1/2021
	Ready Education Inc. ** ^ Subtotal					529,755	529,755	529,755
	Resilio, Inc.		Senior Secured	12.8%		133,441	116,663	116,663	3/1/2021
	Resilio, Inc.		Senior Secured	12.8%		149,688	149,688	149,688	5/1/2021
	Resilio, Inc. Subtotal					283,129	266,351	266,351
	Splitwise, Inc.		Senior Secured	12.3%		494,768	467,646	467,646	12/1/2022
	Stitch Labs, Inc.		Senior Secured	12.0%		1,310,480	1,234,947	1,234,947	2/1/2022
	Stitch Labs, Inc.		Senior Secured	12.3%		741,828	728,702	728,702	6/1/2022
	Stitch Labs, Inc. Subtotal					2,052,308	1,963,649	1,963,649
	Swivel, Inc.		Senior Secured	12.0%		240,927	224,342	224,342	8/1/2022
	Swivel, Inc.		Senior Secured	12.0%		247,319	247,319	247,319	10/1/2022
	Swivel, Inc. Subtotal					488,246	471,661	471,661
	Swrve, Inc.		Senior Secured	11.8%		726,455	715,263	715,263	11/1/2020
	Talla, Inc.		Senior Secured	12.5%		480,218	448,442	448,442	5/1/2022
	The/Studio Technologies, Inc.		Senior Secured	11.0%		165,210	161,987	161,987	6/1/2020
	Trendalytics Innovation Labs, Inc.		Senior Secured	12.8%		296,547	267,283	267,283	6/1/2022
	Truthset, Inc.		Senior Secured	10.5%		371,630	337,302	337,302	2/1/2023
	Truthset, Inc.		Senior Secured	10.5%		371,714	371,714	371,714	5/1/2023
	Truthset, Inc. Subtotal					743,344	709,016	709,016

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Maturity Date

	VenueNext, Inc.		Senior Secured	11.0%		276,785	272,729	272,729	5/1/2020
	VenueNext, Inc.		Senior Secured	11.3%		1,128,399	1,114,885	1,114,885	10/1/2021
	VenueNext, Inc.		Senior Secured	11.3%		987,863	983,492	983,492	7/1/2021
	VenueNext, Inc. Subtotal					2,393,047	2,371,106	2,371,106
	Venuetize, LLC		Senior Secured	12.3%		214,880	195,955	195,955	4/1/2022
	Vuemix, Inc.		Senior Secured	11.3%		98,925	97,130	97,130	11/1/2020
	Workspot, Inc.		Senior Secured	12.0%		742,204	684,512	684,512	8/1/2022
	Workspot, Inc.		Senior Secured	12.0%		742,358	721,400	721,400	10/1/2022
	Workspot, Inc.		Senior Secured	12.0%		166,673	162,904	162,904	6/1/2020
	Workspot, Inc.		Senior Secured	12.0%		542,190	510,896	510,896	9/1/2021
	Workspot, Inc.		Senior Secured	12.0%		323,670	320,329	320,329	12/1/2020
	Workspot, Inc. Subtotal					2,517,095	2,400,041	2,400,041
	Xeeva, Inc.		Senior Secured	12.0%		636,722	634,250	634,250	7/1/2020
Software Total		29.6%				$67,522,364	$63,201,753	$61,107,983

Technology Services
	AirHelp, Inc.		Senior Secured	10.0%		$224,210	$222,872	$222,872	10/1/2020
	AirHelp, Inc.		Senior Secured	10.0%		158,653	158,004	158,004	7/1/2020
	AirHelp, Inc.		Senior Secured	10.0%		228,495	226,378	226,378	5/1/2020
	AirHelp, Inc. Subtotal					611,358	607,254	607,254
	Akademos, Inc.		Junior Secured	13.5%	1.5%	310,059	296,533	296,533	8/1/2020
	Blazent, Inc.		Senior Secured	12.0%		1,554,190	1,176,871	519,570	*
	Blue Technologies Limited ** ^		Senior Secured	11.0%		73,765	73,282	73,282	4/1/2020
	Callisto Media, Inc.		Senior Secured	10.0%		867,752	863,859	863,859	6/1/2020
	Callisto Media, Inc.		Senior Secured	10.0%		2,973,269	2,919,744	2,919,744	9/1/2022
	Callisto Media, Inc.		Senior Secured	10.0%		514,237	512,656	512,656	9/1/2020
	Callisto Media, Inc.		Senior Secured	10.0%		677,238	674,538	674,538	12/1/2020
	Callisto Media, Inc.		Senior Secured	10.0%		836,205	832,109	832,109	3/1/2021
	Callisto Media, Inc.		Senior Secured	10.0%		2,971,195	2,839,762	2,839,762	12/1/2021
	Callisto Media, Inc.		Senior Secured	10.0%		2,971,910	2,934,804	2,934,804	3/1/2022
	Callisto Media, Inc.		Senior Secured	10.3%		2,475,086	2,171,160	2,171,160	6/1/2023
	Callisto Media, Inc.		Senior Secured	10.0%		2,972,615	2,929,981	2,929,981	6/1/2022
	Callisto Media, Inc. Subtotal					17,259,507	16,678,613	16,678,613
	CloudIQ Ltd. ** ^		Senior Secured	12.0%		431,489	409,763	409,763	12/1/2020
	CloudIQ Ltd. ** ^		Senior Secured	12.0%		564,266	564,266	564,266	4/1/2021
	CloudIQ Ltd. ** ^		Senior Secured	12.0%		465,206	465,206	465,206	1/1/2021
	CloudIQ Ltd. ** ^ Subtotal					1,460,961	1,439,235	1,439,235
	Dolly, Inc.		Senior Secured	12.0%		610,970	597,981	597,981	5/1/2021
	Keyo AI Inc.		Senior Secured	10.0%		436,352	414,912	414,912	2/1/2022
	Klar Holdings Limited ** ^		Senior Secured	12.5%		247,346	192,549	192,549	10/1/2022
	Leap Services, Inc.		Senior Secured	12.0%		494,731	471,508	471,508	6/1/2022
	Liftit, Inc. ** ^		Senior Secured	12.0%		494,791	484,576	484,576	10/1/2022
	Liftit, Inc. ** ^		Senior Secured	12.0%		494,641	457,564	457,564	8/1/2022
	Liftit, Inc. ** ^ Subtotal					989,432	942,140	942,140
	Loansnap Holdings Inc. **		Senior Secured	11.0%		2,723,258	2,610,640	2,610,640	6/1/2022
	PayJoy, Inc. **		Senior Secured	10.0%		687,580	665,991	665,991	8/1/2021
	Relimetrics, Inc.		Senior Secured	11.3%		316,328	303,649	303,649	1/1/2022
	Riffyn, Inc.		Senior Secured	11.5%		313,787	310,118	310,118	6/1/2021
	Riffyn, Inc.		Senior Secured	11.5%		530,315	517,038	517,038	3/1/2021
	Riffyn, Inc. Subtotal					844,102	827,156	827,156
	Solugen, Inc.		Senior Secured	11.0%		2,476,420	2,284,875	2,284,875	1/1/2023
	Solugen, Inc.		Senior Secured	11.0%		1,238,440	1,213,420	1,213,420	1/1/2023
	Solugen, Inc. Subtotal					3,714,860	3,498,295	3,498,295

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Maturity Date

	Thrive Financial, Inc. **		Senior Secured	11.5%		990,014	930,252	930,252	10/1/2022
	TrueFacet, Inc.		Senior Secured	18.0%		946,610	893,580	4,969	*
	Zeel Networks, Inc.		Senior Secured	11.0%		2,694,235	2,595,529	2,595,529	3/1/2022
Technology Services Total		16.3%				$36,965,658	$35,215,970	$33,670,058

Wireless
	AirVine Scientific, Inc.		Senior Secured	12.0%		$123,714	$115,226	$115,226	9/1/2022
	Juvo Mobile, Inc. **		Senior Secured	11.0%		37,413	37,350	37,350	2/1/2020
	Juvo Mobile, Inc. **		Senior Secured	11.0%		18,792	18,773	18,773	1/1/2020
	Juvo Mobile, Inc. ** Subtotal					56,205	56,123	56,123
	Nextivity, Inc.		Senior Secured	12.0%		808,783	808,783	808,783	6/1/2021
	Nextivity, Inc.		Senior Secured	12.0%		2,964,747	2,964,591	2,964,591	6/1/2021
	Nextivity, Inc. Subtotal					3,773,530	3,773,374	3,773,374
	Parallel Wireless, Inc.		Senior Secured	11.8%		6,410,893	5,992,157	5,992,157	6/1/2023
	Parallel Wireless, Inc.		Senior Secured	11.8%		543,960	541,246	541,246	10/1/2020
	Parallel Wireless, Inc.		Senior Secured	11.8%		522,646	519,754	519,754	4/1/2020
	Parallel Wireless, Inc. Subtotal					7,477,499	7,053,157	7,053,157
Wireless Total		5.3%				$11,430,948	$10,997,880	$10,997,880

	Grand Total	180.0%				$401,285,457	$379,044,418	$371,955,824

* As of December 31, 2019, loans with a cost basis of $15.5 million and a fair value of $10.3 million were classified as non-accrual. These loans have been accelerated from their original maturity and are due in their entirety. During the period for which these loans have been on non-accrual status, no interest income has been recognized.

** Indicates assets that the Fund deems “non-qualifying assets.” As of December 31, 2019, 10.2% of the Fund’s total assets represented non-qualifying assets. Under Section 55(a) of the 1940 Act, the Fund is prohibited from acquiring any additional non-qualifying assets unless, at the time of acquisition, certain specified qualifying assets (e.g., securities issued by an “eligible portfolio company,” as defined in Section 2(a)(46)) represent at least 70% of its total assets. As part of this calculation, the numerator consists of the value of the Fund’s investments in all eligible portfolio companies and the denominator consists of total assets less those assets described in Section 55(a)(7) of the 1940 Act.

^ Entity is not domiciled in the United States and does not have its principal place of business in the United States.

(a) The percentage of net assets that each industry group represents is shown with the industry totals (the sum of the percentages does not equal 100% because the percentages are based on net assets as opposed to total loans).

(b) The interest rate is the designated annual interest rate exclusive of any original issue discount, fees or end of term payment.

(c) The end of term payments are contractually due on the maturity date and are in addition to the interest rate shown. End of term payments are the percentage of the final payment divided by the original loan amount and are amortized over the full term of the loan.

As of December 31, 2019, all loans were made to non-affiliates.

See notes to financial statements

VENTURE LENDING & LEASING VIII, INC.
Schedule of Investments
As of December 31, 2018

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Maturity Date

Biotechnology
	Antheia, Inc.		Senior Secured	11.5%		$1,485,403	$1,376,139	$1,376,139	12/1/2022
	Orpheus Therapeutics, Inc.		Senior Secured	18.0%		178,510	174,288	—	*
	Phylagen, Inc.		Senior Secured	12.0%		59,449	58,346	58,346	7/1/2019
	Phylagen, Inc.		Senior Secured	12.0%		122,508	121,178	121,178	3/1/2020
	Phylagen, Inc. Subtotal					181,957	179,524	179,524
Biotechnology Total		0.7%				$1,845,870	$1,729,951	$1,555,663

Computers and Storage
	Canary Connect, Inc.		Senior Secured	12.8%		$1,085,881	$861,061	$861,061	12/1/2020
	HyperGrid, Inc.		Senior Secured	11.5%		537,952	528,364	528,364	12/1/2019
	Rigetti & Co., Inc.		Senior Secured	9.0%	2.8%	48,635	48,504	48,504	1/1/2019
	Rigetti & Co., Inc.		Senior Secured	9.0%	2.8%	1,432,659	1,410,884	1,410,884	1/1/2020
	Rigetti & Co., Inc. Subtotal					1,481,294	1,459,388	1,459,388
Computers and Storage Total		1.3%				$3,105,127	$2,848,813	$2,848,813

Enterprise Networking
	SnapRoute, Inc.		Senior Secured	11.0%		$3,466,659	$3,266,067	$3,266,067	11/1/2021
Enterprise Networking Total		1.5%				$3,466,659	$3,266,067	$3,266,067

Internet
	Amino Payments, Inc.		Senior Secured	9.0%	5.2%	$256,492	$246,252	$246,252	3/1/2021
	Amino Payments, Inc.		Senior Secured	9.0%	4.4%	254,592	251,329	251,329	3/1/2021
	Amino Payments, Inc.		Senior Secured	9.0%	4.1%	126,953	125,274	125,274	3/1/2021
	Amino Payments, Inc.		Senior Secured	9.0%	4.8%	625,521	597,770	597,770	12/1/2021
	Amino Payments, Inc. Subtotal					1,263,558	1,220,625	1,220,625
	Apartment List, Inc.		Senior Secured	11.0%		506,854	497,685	497,685	11/1/2019
	Bitfinder, Inc.		Senior Secured	10.5%		360,053	351,451	351,451	9/1/2020
	Bombfell, Inc.		Senior Secured	11.0%		465,802	460,263	460,263	4/1/2021
	Bombfell, Inc.		Senior Secured	11.0%		421,445	405,621	405,621	1/1/2021
	Bombfell, Inc. Subtotal					887,247	865,884	865,884
	CapLinked, Inc.		Senior Secured	12.8%		9,565	9,550	9,550	1/1/2019
	Clearsurance, Inc.		Senior Secured	10.0%		902,861	863,204	863,204	3/1/2021
	Clearsurance, Inc.		Senior Secured	10.5%		991,088	972,512	972,512	9/1/2021
	Clearsurance, Inc. Subtotal					1,893,949	1,835,716	1,835,716
	Daily Muse, Inc.		Senior Secured	11.0%		2,969,554	2,834,169	2,834,169	12/1/2021
	Daily Muse, Inc.		Senior Secured	11.0%		2,970,137	2,926,846	2,926,846	12/1/2021
	Daily Muse, Inc. Subtotal					5,939,691	5,761,015	5,761,015
	Darby Smart, Inc.		Senior Secured	12.0%		1,409,885	1,358,924	1,358,924	2/1/2021
	DreamCloud Holdings, LLC		Senior Secured	11.8%		471,111	438,773	438,773	6/1/2020
	DreamCloud Holdings, LLC		Senior Secured	11.8%		172,846	163,907	163,907	8/1/2020
	DreamCloud Holdings, LLC		Senior Secured	11.5%		2,531,906	2,334,083	2,334,083	1/1/2021
	DreamCloud Holdings, LLC		Senior Secured	12.0%		4,948,333	4,232,618	4,232,618	12/1/2021
	DreamCloud Holdings, LLC Subtotal					8,124,196	7,169,381	7,169,381

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Maturity Date
	Figure 1, Inc.** ^		Senior Secured	10.5%		990,613	901,337	901,337	6/1/2021
	Figure 1, Inc.** ^		Senior Secured	10.5%		991,171	968,299	968,299	12/1/2021
	Figure 1, Inc.** ^ Subtotal					1,981,784	1,869,636	1,869,636
	FLYR, Inc.		Senior Secured	11.5%		1,485,061	1,335,150	1,335,150	9/1/2021
	FLYR, Inc.		Senior Secured	11.8%		2,475,512	2,409,562	2,409,562	1/1/2022
	FLYR, Inc. Subtotal					3,960,573	3,744,712	3,744,712
	Honk Technologies, Inc.		Senior Secured	11.5%		645,595	633,385	633,385	12/1/2019
	Honk Technologies, Inc.		Senior Secured	11.5%		595,641	589,925	589,925	5/1/2020
	Honk Technologies, Inc. Subtotal					1,241,236	1,223,310	1,223,310
	iZENEtech, Inc.** ^		Senior Secured	11.0%		4,139,342	3,934,544	3,934,544	1/1/2021
	iZENEtech, Inc.** ^		Senior Secured	11.0%		4,859,809	4,768,966	4,768,966	6/1/2021
	iZENEtech, Inc.** ^ Subtotal					8,999,151	8,703,510	8,703,510
	Lenddo International** ^		Senior Secured	12.0%		1,688,859	1,590,138	1,590,138	1/1/2021
	Linden Research Inc.		Senior Secured	11.0%		5,940,274	5,559,519	5,559,519	9/1/2021
	Linden Research Inc.		Senior Secured	11.0%		986,861	961,345	961,345	3/1/2022
	Linden Research Inc. Subtotal					6,927,135	6,520,864	6,520,864
	MassDrop, Inc.		Senior Secured	10.5%		7,429,293	6,804,769	6,804,769	1/1/2022
	Osix Corporation		Senior Secured	12.3%		98,605	80,379	80,379	12/1/2021
	Playstudios, Inc.		Senior Secured	10.0%		963,077	936,909	936,909	3/1/2021
	Protecht, Inc.		Senior Secured	12.5%		988,684	926,867	926,867	12/1/2021
	Radius Intelligence, Inc.		Senior Secured	8.0%	9.2%	7,421,159	7,126,941	6,151,429	10/1/2021
	Relay Network, LLC		Senior Secured	8.0%	4.4%	732,924	711,759	711,759	9/1/2020
	Relay Network, LLC		Senior Secured	8.0%	4.4%	733,049	724,776	724,776	9/1/2020
	Relay Network, LLC Subtotal					1,465,973	1,436,535	1,436,535
	Spot.IM, Ltd.** ^		Senior Secured	12.5%		216,500	208,266	208,266	12/1/2019
	Spot.IM, Ltd.** ^		Senior Secured	12.5%		149,520	146,386	146,386	5/1/2020
	Spot.IM, Ltd.** ^		Senior Secured	11.8%		149,016	142,655	142,655	5/1/2020
	Spot.IM, Ltd.** ^ Subtotal					515,036	497,307	497,307
	SpotOn Computing, Inc.		Senior Secured	11.5%		1,483,837	1,418,912	1,418,912	10/1/2020
	SpotOn Computing, Inc.		Senior Secured	12.0%		494,584	483,541	483,541	3/1/2021
	SpotOn Computing, Inc. Subtotal					1,978,421	1,902,453	1,902,453
	Stay alfred, Inc.		Senior Secured	11.8%		6,925,151	6,640,584	6,640,584	12/1/2021
	Super Home, Inc.		Senior Secured	11.3%		27,989	27,681	27,681	3/1/2019
	Tango Card, Inc.		Senior Secured	12.0%		1,175,591	1,158,103	1,158,103	11/1/2020
	Thrive Market, Inc.		Senior Secured	12.0%		1,514,559	1,493,078	1,493,078	9/1/2019
	Thrive Market, Inc.		Senior Secured	12.0%		757,323	753,587	753,587	9/1/2019
	Thrive Market, Inc.		Senior Secured	12.3%		7,420,042	7,134,488	7,134,488	4/1/2022
	Thrive Market, Inc. Subtotal					9,691,924	9,381,153	9,381,153
	Traackr, Inc.		Senior Secured	11.8%		18,941	18,860	18,860	1/1/2019
	Traackr, Inc.		Senior Secured	11.8%		37,334	37,179	37,179	4/1/2019
	Traackr, Inc. Subtotal					56,275	56,039	56,039
Internet Total		36.4%				$83,930,914	$79,698,121	$78,722,609

Medical Devices
	Anutra Medical, Inc.		Senior Secured	10.0%		$163,765	$159,169	$159,169	12/1/2019
	CytoVale, Inc.		Senior Secured	12.0%		618,631	566,206	566,206	3/1/2022
	Medrobotics Corporation, Inc.		Senior Secured	12.0%		9,893,475	8,990,046	8,990,046	6/1/2021
	NeuMoDx Molecular, Inc.		Senior Secured	12.0%		3,463,954	3,168,810	3,168,810	4/1/2023
	RadiAction Ltd.** ^		Senior Secured	11.5%		990,042	926,176	926,176	10/1/2021
	Renovia, Inc.		Senior Secured	11.0%		626,245	605,734	605,734	6/1/2020
	Renovia, Inc.		Senior Secured	11.0%		782,699	773,934	773,934	11/1/2020
	Renovia, Inc.		Senior Secured	10.5%		1,981,091	1,791,904	1,791,904	6/1/2021
	Renovia, Inc.		Senior Secured	10.5%		7,871,667	7,706,905	7,706,905	3/1/2022
	Renovia, Inc. Subtotal					11,261,702	10,878,477	10,878,477
Medical Devices Total		11.4%				$26,391,569	$24,688,884	$24,688,884

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Maturity Date

Other Healthcare
	4G Clinical, LLC		Senior Secured	11.0%		$658,240	$638,103	$638,103	7/1/2020
	Call9, Inc.		Senior Secured	9.0%	3.6%	848,846	769,574	769,574	1/1/2021
	Call9, Inc.		Senior Secured	9.0%	3.7%	424,710	418,710	418,710	1/1/2021
	Call9, Inc.		Senior Secured	9.0%	3.7%	424,800	418,435	418,435	1/1/2021
	Call9, Inc.		Senior Secured	9.0%	3.7%	439,294	431,092	431,092	2/1/2021
	Call9, Inc.		Senior Secured	9.0%	3.7%	453,372	445,006	445,006	3/1/2021
	Call9, Inc. Subtotal					2,591,022	2,482,817	2,482,817
	Caredox, Inc.		Senior Secured	11.3%		28,241	28,158	28,158	1/1/2019
	Caredox, Inc.		Senior Secured	11.8%		1,237,487	1,168,686	1,168,686	10/1/2021
	Caredox, Inc. Subtotal					1,265,728	1,196,844	1,196,844
	Clover Health Investment Corporation		Senior Secured	11.3%		9,894,125	9,894,125	9,894,125	10/1/2022
	Clover Health Investment Corporation		Senior Secured	11.0%		18,462,733	18,462,733	18,462,733	3/1/2022
	Clover Health Investment Corporation Subtotal					28,356,858	28,356,858	28,356,858
	Discover Echo, Inc.		Senior Secured	11.0%		610,296	571,549	571,549	12/1/2020
	Driver, Inc.		Senior Secured	18.0%		200,000	200,000	34,907	*
	Emerald Cloud Lab, Inc.		Senior Secured	11.8%		2,398,539	2,119,373	2,119,373	12/1/2021
	Hello Doctor, Ltd.** ^		Senior Secured	12.5%		19,830	19,492	19,492	3/1/2019
	Hello Heart Inc.		Senior Secured	10.8%		990,310	936,256	936,256	7/1/2021
	Hello Heart Inc.		Senior Secured	10.8%		1,486,442	1,454,661	1,454,661	10/1/2021
	Hello Heart Inc. Subtotal					2,476,752	2,390,917	2,390,917
	Lean Labs, Inc.		Senior Secured	12.0%		43,111	42,446	42,446	4/1/2019
	MD Revolution, Inc.		Senior Secured	12.5%		656,438	641,456	641,456	3/1/2020
	mPharma Data, Inc.** ^		Senior Secured	10.0%		269,554	260,665	260,665	11/1/2020
	mPharma Data, Inc.** ^		Senior Secured	10.0%		311,364	307,587	307,587	3/1/2021
	mPharma Data, Inc.** ^		Senior Secured	10.0%		2,973,381	2,877,982	2,877,982	11/1/2021
	mPharma Data, Inc.** ^ Subtotal					3,554,299	3,446,234	3,446,234
	Myolex, Inc.		Senior Secured	18.0%		762,531	726,537	238,967	*
	Naked Biome, Inc.		Senior Secured	12.0%		903,219	866,120	866,120	3/1/2021
	Project Healthy Living, Inc.		Senior Secured	11.0%		268,417	262,570	262,570	9/1/2019
	Robin Care, Inc.		Senior Secured	11.5%		989,483	948,592	948,592	7/1/2021
	Sparta Software Corporation		Senior Secured	10.0%	2.5%	112,015	108,064	108,064	6/1/2020
	Therapydia, Inc.		Senior Secured	11.5%		296,988	266,404	266,404	8/1/2022
	Therapydia, Inc.		Senior Secured	11.5%		297,029	287,234	287,234	12/1/2022
	Therapydia, Inc. Subtotal					594,017	553,638	553,638
	Trio Health Advisory Group, Inc.		Senior Secured	11.5%		75,208	74,744	74,744	2/1/2019
	Wellist, Inc.		Senior Secured	12.3%		22,599	22,260	22,260	3/1/2019
	Wellist, Inc.		Senior Secured	12.3%		86,406	85,410	85,410	12/1/2019
	Wellist, Inc. Subtotal					109,005	107,670	107,670
	Zillion Group, Inc.		Senior Secured	12.0%		660,404	635,016	481,706	7/1/2020
	Zillion Group, Inc.		Senior Secured	12.0%		814,451	802,169	608,503	12/1/2020
	Zillion Group, Inc. Subtotal					1,474,855	1,437,185	1,090,209
Other Healthcare Total		21.3%				$48,119,863	$47,191,209	$46,191,570

Other Technology
	8i Corporation		Senior Secured	11.8%		$2,251,497	$2,187,461	$2,187,461	12/1/2020
	Abiquo Group, Inc.** ^		Senior Secured	12.0%		421,970	410,047	410,047	1/1/2021
	Aclima, Inc.		Senior Secured	11.0%	0.5%	2,109,845	1,987,764	1,987,764	7/1/2021
	BloomLife, Inc.		Senior Secured	12.0%		169,302	163,710	163,710	4/1/2020
	Brightside Benefit, Inc.		Senior Secured	12.1%		742,419	676,970	676,970	9/1/2022
	CommunityCo, LLC		Senior Secured	12.0%		33,846	33,266	33,266	3/1/2019
	Consumer Physics, Inc.** ^		Senior Secured	11.0%		1,089,914	1,062,742	908,852	8/1/2019
	Dragonfly Vert, Inc.		Senior Secured	12.5%		984,722	928,746	928,746	12/1/2021

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Maturity Date
	Eguana Technologies, Inc.** ^		Senior Secured	12.5%		1,222,461	1,127,469	1,127,469	12/1/2020
	Eguana Technologies, Inc.** ^		Senior Secured	12.5%		741,911	725,764	725,764	8/1/2021
	Eguana Technologies, Inc.** ^		Senior Secured	12.5%		742,103	721,933	721,933	10/1/2021
	Eguana Technologies, Inc.** ^ Subtotal					2,706,475	2,575,166	2,575,166
	Ensyn Corporation		Senior Secured	12.3%		573,230	565,857	565,857	6/1/2019
	Ensyn Corporation		Senior Secured	12.3%		1,024,930	1,017,212	1,017,212	11/1/2019
	Ensyn Corporation Subtotal					1,598,160	1,583,069	1,583,069
	ESM Group International, Inc.		Senior Secured	12.0%		494,894	441,937	441,937	12/1/2021
	ETN Media, Inc.		Senior Secured	11.5%		211,603	206,043	173,058	7/1/2020
	ETN Media, Inc.		Senior Secured	11.5%		211,748	209,434	175,906	7/1/2020
	ETN Media, Inc. Subtotal					423,351	415,477	348,964
	Fitplan, Inc.** ^		Senior Secured	12.5%		742,195	689,277	689,277	3/1/2022
	Flo Water, Inc.		Senior Secured	11.5%		205,832	195,612	195,612	5/1/2020
	Flo Water, Inc.		Senior Secured	11.4%		885,620	848,315	848,315	5/1/2021
	Flo Water, Inc. Subtotal					1,091,452	1,043,927	1,043,927
	Gap Year Global, Inc.		Senior Secured	18.0%		90,768	86,359	—	*
	Greats Brand, Inc.		Senior Secured	11.0%		63,960	61,945	61,945	7/1/2019
	Greats Brand, Inc.		Senior Secured	11.0%		107,205	106,216	106,216	12/1/2019
	Greats Brand, Inc.		Senior Secured	10.0%		1,442,360	1,384,267	1,384,267	5/1/2021
	Greats Brand, Inc.		Senior Secured	10.0%		1,486,238	1,463,690	1,463,690	8/1/2021
	Greats Brand, Inc. Subtotal					3,099,763	3,016,118	3,016,118
	Heartwork, Inc.		Senior Secured	11.0%		465,983	436,474	281,506	9/1/2020
	Hint, Inc.		Senior Secured	11.0%		2,255,803	2,130,280	2,130,280	3/1/2021
	Hint, Inc.		Senior Secured	11.0%		2,474,151	2,474,151	2,474,151	7/1/2021
	Hint, Inc.		Senior Secured	11.0%		2,475,778	2,217,362	2,217,362	8/1/2021
	Hint, Inc. Subtotal					7,205,732	6,821,793	6,821,793
	Impossible Aerospace Corporation		Senior Secured	12.0%		345,963	334,448	334,448	8/1/2020
	Impossible Aerospace Corporation		Senior Secured	12.3%		211,129	207,899	207,899	1/1/2021
	Impossible Aerospace Corporation Subtotal					557,092	542,347	542,347
	June Life, Inc.		Senior Secured	11.8%		611,965	597,587	597,587	3/1/2020
	June Life, Inc.		Senior Secured	11.8%		612,139	605,287	605,287	3/1/2020
	June Life, Inc. Subtotal					1,224,104	1,202,874	1,202,874
	Kobo360 Inc.** ^		Senior Secured	11.3%		247,553	235,597	235,597	6/1/2020
	Kobo360 Inc.** ^		Senior Secured	11.3%		247,607	247,607	247,607	9/1/2020
	Kobo360 Inc.** ^ Subtotal					495,160	483,204	483,204
	Kogniz, Inc.		Senior Secured	12.8%		370,935	274,751	274,751	9/1/2021
	LanzaTech New Zealand Ltd.		Senior Secured	13.0%		1,669,064	1,588,287	1,588,287	3/1/2020
	LanzaTech New Zealand Ltd.		Senior Secured	13.0%		2,264,030	2,235,397	2,235,397	9/1/2020
	LanzaTech New Zealand Ltd.		Senior Secured	13.3%		2,257,809	2,233,790	2,233,790	3/1/2021
	LanzaTech New Zealand Ltd. Subtotal					6,190,903	6,057,474	6,057,474
	Loftium, Inc.		Senior Secured	11.5%		587,828	554,806	554,806	11/1/2020
	Loftium, Inc.		Senior Secured	12.3%		247,422	242,046	242,046	8/1/2021
	Loftium, Inc. Subtotal					835,250	796,852	796,852
	Make School, Inc.		Senior Secured	11.3%		990,265	937,821	937,821	8/1/2021
	Neuehouse, LLC		Senior Secured	12.0%		1,750,000	1,323,215	1,323,215	*
	Nevada Nanotech Systems, Inc.		Senior Secured	12.0%		989,590	906,963	906,963	6/1/2021
	North American Robotics Corporation		Senior Secured	11.0%		148,588	138,385	138,385	5/1/2020
	North American Robotics Corporation		Senior Secured	11.0%		172,473	170,186	170,186	8/1/2020
	North American Robotics Corporation Subtotal					321,061	308,571	308,571
	Northern Quinoa Production Corporation** ^		Senior Secured	12.0%		7,911,533	7,595,867	7,595,867	11/1/2021
	Noteleaf, Inc.		Senior Secured	11.0%		1,081,842	1,062,771	1,062,771	9/1/2020

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Maturity Date
	Opya, Inc.		Senior Secured	12.0%		429,764	407,656	407,656	4/1/2021
	PDQ Enterprises LLC**		Senior Secured	11.0%		2,814,193	2,770,652	2,770,652	2/1/2021
	Percepto Robotics, Ltd.** ^		Senior Secured	12.5%		519,650	500,525	500,525	8/1/2020
	Percepto Robotics, Ltd.** ^		Senior Secured	12.5%		244,467	240,262	240,262	12/1/2020
	Percepto Robotics, Ltd.** ^ Subtotal					764,117	740,787	740,787
	PLAE, Inc.		Senior Secured	9.0%	3.2%	1,135,076	1,110,298	1,110,298	12/1/2020
	Planet Labs, Inc.		Senior Secured	11.0%		12,362,729	11,937,236	11,937,236	11/1/2021
	Planet Labs, Inc.		Senior Secured	11.0%		12,375,336	12,375,336	12,375,336	8/1/2022
	Planet Labs, Inc. Subtotal					24,738,065	24,312,572	24,312,572
	Plenty Unlimited, Inc.		Senior Secured	9.0%	11.7%	1,120,932	1,087,343	1,087,343	1/1/2021
	Plenty Unlimited, Inc.		Senior Secured	9.0%	9.4%	1,166,482	1,153,018	1,153,018	3/1/2021
	Plenty Unlimited, Inc.		Senior Secured	9.0%	11.7%	3,040,235	2,925,880	2,925,880	9/1/2021
	Plenty Unlimited, Inc. Subtotal					5,327,649	5,166,241	5,166,241
	Plethora, Inc.		Senior Secured	9.0%	4.3%	225,218	223,515	223,515	3/1/2019
	Plethora, Inc.		Senior Secured	9.0%	4.3%	149,605	149,118	149,118	3/1/2019
	Plethora, Inc.		Senior Secured	9.0%	4.4%	888,735	851,940	851,940	2/1/2021
	Plethora, Inc.		Senior Secured	9.0%	5.1%	910,868	897,450	897,450	8/1/2021
	Plethora, Inc.		Senior Secured	9.5%	4.3%	500,151	462,878	462,878	6/1/2021
	Plethora, Inc.		Senior Secured	9.5%	4.3%	248,860	244,096	244,096	9/1/2021
	Plethora, Inc.		Senior Secured	9.5%	4.3%	496,863	486,908	486,908	10/1/2021
	Plethora, Inc. Subtotal					3,420,300	3,315,905	3,315,905
	Rosco & Benedetto Co, Inc.		Senior Secured	11.0%		122,323	119,832	119,832	9/1/2019
	Scoot Networks, Inc.		Senior Secured	12.8%		879,262	818,310	818,310	3/1/2021
	Showroom, Inc.		Senior Secured	12.0%		1,068,037	1,003,835	1,003,835	3/1/2020
	SkyKick, Inc.		Senior Secured	10.5%		937,688	909,812	909,812	6/1/2020
	SkyKick, Inc.		Senior Secured	10.5%		375,566	370,957	370,957	10/1/2020
	SkyKick, Inc.		Senior Secured	10.5%		391,035	385,892	385,892	11/1/2020
	SkyKick, Inc.		Senior Secured	11.0%		4,952,637	4,660,147	4,660,147	6/1/2022
	SkyKick, Inc. Subtotal					6,656,926	6,326,808	6,326,808
	Strong Arm Technologies, Inc.		Senior Secured	12.0%		1,081,134	1,031,438	1,031,438	5/1/2021
	TAE Technologies, Inc.		Senior Secured	12.5%		9,019,608	8,689,345	8,689,345	3/1/2021
	TAE Technologies, Inc.		Senior Secured	12.5%		2,327,066	2,288,844	2,288,844	4/1/2021
	TAE Technologies, Inc. Subtotal					11,346,674	10,978,189	10,978,189
	Terramera, Inc.** ^		Senior Secured	12.0%		1,718,872	1,614,526	1,614,526	4/1/2021
	Terramera, Inc.** ^		Senior Secured	12.0%		859,628	842,573	842,573	4/1/2021
	Terramera, Inc.** ^ Subtotal					2,578,500	2,457,099	2,457,099
	Theatro Labs, Inc.		Senior Secured	12.0%		1,484,478	1,426,311	1,426,311	8/1/2022
	UniEnergy Technologies, LLC		Senior Secured	12.3%		4,944,241	4,641,397	4,641,397	12/1/2020
	Virtuix Holdings, Inc.		Senior Secured	11.0%		493,447	480,680	480,680	7/1/2020
	Virtuix Holdings, Inc.		Senior Secured	12.3%		247,423	239,317	239,317	4/1/2022
	Virtuix Holdings, Inc. Subtotal					740,870	719,997	719,997
	Wine Plum, Inc.		Senior Secured	11.0%		325,940	321,469	321,469	9/1/2019
	Wine Plum, Inc.		Senior Secured	11.0%		163,078	162,089	162,089	9/1/2019
	Wine Plum, Inc.		Senior Secured	11.0%		163,116	161,937	161,937	9/1/2019
	Wine Plum, Inc. Subtotal					652,134	645,495	645,495
Other Technology Total		52.5%				$118,623,766	$114,045,835	$113,584,105

Security
	Axonius, Inc.		Senior Secured	12.0%		$494,882	$470,235	$470,235	9/1/2021
	Karamba Security Ltd.** ^		Senior Secured	12.0%		1,483,746	1,206,347	1,206,347	12/1/2021
	Nok Nok Labs, Inc.		Senior Secured	12.5%		524,603	470,577	470,577	12/1/2020
	Nok Nok Labs, Inc.		Senior Secured	12.5%		988,949	959,222	959,222	6/1/2022
	Nok Nok Labs, Inc. Subtotal					1,513,552	1,429,799	1,429,799

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Maturity Date
	Safetrust Holdings, Inc.		Senior Secured	12.5%		494,508	447,173	447,173	6/1/2021
	ThinAir Labs, Inc.		Senior Secured	18.0%		1,128,607	1,105,396	—	*
Security Total		1.6%				$5,115,295	$4,658,950	$3,553,554

Semiconductors and Equipment
	ETA Compute, Inc.		Senior Secured	10.3%		$89,662	$88,268	$88,268	10/1/2019
	ETA Compute, Inc.		Senior Secured	10.5%		172,132	170,545	170,545	8/1/2020
	ETA Compute, Inc.		Senior Secured	12.0%		1,484,845	1,404,604	1,404,604	11/1/2021
	ETA Compute, Inc. Subtotal					1,746,639	1,663,417	1,663,417
	Innophase, Inc.		Senior Secured	11.8%		6,924,661	6,661,554	6,661,554	6/1/2021
	Innophase, Inc.		Senior Secured	11.8%		2,969,442	2,913,473	2,913,473	6/1/2021
	Innophase, Inc. Subtotal					9,894,103	9,575,027	9,575,027
Semiconductors and Equipment Total		5.2%				$11,640,742	$11,238,444	$11,238,444

Software
	Apptimize, Inc.		Senior Secured	10.5%		$55,593	$55,467	$55,467	3/1/2019
	Aptible, Inc.		Senior Secured	11.8%		201,258	196,606	196,606	2/1/2021
	ArborMetrix, Inc.		Senior Secured	11.5%		990,207	990,207	990,207	6/1/2022
	ArborMetrix, Inc.		Senior Secured	11.5%		3,463,958	3,270,319	3,270,319	6/1/2022
	ArborMetrix, Inc. Subtotal					4,454,165	4,260,526	4,260,526
	Blockdaemon, Inc.		Senior Secured	11.3%		247,555	219,310	219,310	8/1/2021
	Bloomboard, Inc.		Senior Secured	18.0%		2,017,197	2,001,360	751,755	*
	BlueCart, Inc.		Senior Secured	12.5%		215,283	211,017	211,017	1/1/2020
	BlueCart, Inc.		Senior Secured	12.8%		107,832	106,891	106,891	1/1/2020
	BlueCart, Inc. Subtotal					323,115	317,908	317,908
	Bricksolve, Inc.		Senior Secured	11.0%		990,129	957,296	957,296	1/7/2019
	Cloudleaf, Inc.		Senior Secured	12.0%		989,055	939,488	939,488	9/1/2021
	DealPath, Inc.		Senior Secured	11.0%		1,415,432	1,378,302	1,378,302	5/1/2021
	DemystData Limited		Senior Secured	11.8%		596,110	569,404	569,404	5/1/2020
	DemystData Limited		Senior Secured	11.8%		329,961	325,960	325,960	7/1/2020
	DemystData Limited Subtotal					926,071	895,364	895,364
	Drift Marketplace, Inc.		Senior Secured	11.0%		99,217	96,154	96,154	3/1/2020
	Drift Marketplace, Inc.		Senior Secured	11.0%		132,298	131,274	131,274	3/1/2020
	Drift Marketplace, Inc.		Senior Secured	11.0%		99,469	98,666	98,666	3/1/2020
	Drift Marketplace, Inc. Subtotal					330,984	326,094	326,094
	Dynamics, Inc.		Senior Secured	12.5%		7,420,031	6,251,460	6,251,460	8/1/2021
	Estify, Inc.		Senior Secured	11.5%		842,819	825,560	825,560	11/1/2020
	Fortress IQ, Inc.		Senior Secured	11.3%		725,192	691,617	691,617	11/1/2021
	Gearbox Software, LLC		Senior Secured	11.0%		2,162,999	2,044,974	2,044,974	9/1/2020
	Gearbox Software, LLC		Senior Secured	11.0%		1,566,288	1,555,055	1,555,055	11/1/2020
	Gearbox Software, LLC		Senior Secured	11.0%		2,257,770	2,241,559	2,241,559	3/1/2021
	Gearbox Software, LLC Subtotal					5,987,057	5,841,588	5,841,588
	GoFormz, Inc.		Senior Secured	12.0%		979,727	944,903	944,903	11/1/2020
	HealthPrize Technologies, LLC		Senior Secured	12.0%		107,920	105,559	105,559	12/1/2019
	Highfive Technologies, Inc.		Senior Secured	11.5%		3,956,592	3,823,051	3,823,051	10/1/2021
	IntelinAir, Inc.		Senior Secured	11.5%		27,659	26,308	26,308	6/1/2019
	IntelinAir, Inc.		Senior Secured	11.5%		27,660	27,660	27,660	6/1/2019
	IntelinAir, Inc. Subtotal					55,319	53,968	53,968
	Interana, Inc.		Senior Secured	11.3%		2,970,465	2,865,164	2,865,164	6/1/2021
	Interset Software, Inc.** ^		Senior Secured	9.0%	4.5%	448,295	443,235	443,235	10/1/2019
	Interset Software, Inc.** ^		Senior Secured	9.0%	4.5%	551,146	538,064	538,064	10/1/2020
	Interset Software, Inc.** ^		Senior Secured	9.0%	4.5%	1,980,668	1,902,100	1,902,100	4/1/2022
	Interset Software, Inc.** ^ Subtotal					2,980,109	2,883,399	2,883,399

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Maturity Date
	Invoice2Go, Inc.		Senior Secured	11.8%		628,200	597,161	597,161	6/1/2020
	Invoice2Go, Inc.		Senior Secured	11.8%		1,503,796	1,459,544	1,459,544	4/1/2021
	Invoice2Go, Inc.		Senior Secured	11.8%		1,504,063	1,504,063	1,504,063	4/1/2021
	Invoice2Go, Inc.		Senior Secured	11.8%		1,289,405	1,289,405	1,289,405	4/1/2021
	Invoice2Go, Inc.		Senior Secured	12.0%		989,788	829,825	829,825	3/1/2022
	Invoice2Go, Inc. Subtotal					5,915,252	5,679,998	5,679,998
	Ipolipo, Inc.		Senior Secured	12.0%		2,453,333	2,323,285	2,323,285	12/1/2021
	JethroData, Inc.** ^		Senior Secured	11.0%		879,868	856,877	410,091	*
	Libre Wireless Technologies, Inc.		Senior Secured	12.0%		232,701	225,633	225,633	1/23/2019
	Loft, Inc.		Senior Secured	11.8%		742,055	703,737	703,737	9/1/2021
	Metarail, Inc.		Senior Secured	12.0%		709,600	662,513	662,513	10/1/2021
	Metricly, Inc.		Senior Secured	12.3%		494,715	450,708	450,708	11/1/2021
	Mines.io, Inc.** ^		Senior Secured	12.0%		330,361	316,502	316,502	7/1/2020
	Mines.io, Inc.** ^		Senior Secured	12.3%		742,179	671,683	671,683	12/1/2021
	Mines.io, Inc.** ^		Senior Secured	12.5%		494,618	494,618	494,618	3/1/2022
	Mines.io, Inc.** ^ Subtotal					1,567,158	1,482,803	1,482,803
	Mintigo, Inc.** ^		Senior Secured	10.0%		298,378	289,605	289,605	4/1/2020
	Mintigo, Inc.** ^		Senior Secured	10.0%		350,038	346,830	346,830	7/1/2020
	Mintigo, Inc.** ^		Senior Secured	10.0%		435,345	430,085	430,085	7/1/2021
	Mintigo, Inc.** ^ Subtotal					1,083,761	1,066,520	1,066,520
	Oohlala Mobile, Inc.** ^		Senior Secured	11.5%		247,581	247,581	247,581	9/1/2021
	Oohlala Mobile, Inc.** ^		Senior Secured	11.5%		469,136	469,136	469,136	9/1/2021
	Oohlala Mobile, Inc.** ^ Subtotal					716,717	716,717	716,717
	OrderGroove, Inc.		Senior Secured	12.0%		2,474,167	2,311,992	2,311,992	6/1/2023
	PlushCare, Inc.		Senior Secured	11.8%		990,205	917,120	917,120	5/1/2022
	PowerInbox, Inc.** ^		Senior Secured	11.0%		234,838	230,952	230,952	6/1/2020
	PrivCo Holdings, Inc.		Senior Secured	12.0%		437,037	413,042	413,042	2/1/2021
	Resilio, Inc.		Senior Secured	12.8%		225,964	180,310	180,310	3/1/2021
	Resilio, Inc.		Senior Secured	12.8%		240,276	240,276	240,276	5/1/2021
	Resilio, Inc. Subtotal					466,240	420,586	420,586
	Securly, Inc.		Senior Secured	11.5%		203,439	185,408	185,408	12/1/2020
	Securly, Inc.		Senior Secured	11.5%		610,513	600,223	600,223	12/1/2020
	Securly, Inc. Subtotal					813,952	785,631	785,631
	Skillshare, Inc.		Senior Secured	12.0%		1,978,640	1,862,640	1,862,640	6/1/2021
	Stitch Labs, Inc.		Senior Secured	12.0%		1,484,916	1,346,447	1,346,447	2/1/2022
	Swrve, Inc.		Senior Secured	11.8%		1,424,472	1,381,998	1,381,998	11/1/2020
	The/Studio Technologies, Inc.		Senior Secured	11.0%		469,694	445,810	445,810	6/1/2020
	Unmetric, Inc.		Senior Secured	11.5%		186,526	179,841	179,841	2/1/2020
	VenueNext, Inc.		Senior Secured	11.0%		891,554	853,816	853,816	5/1/2020
	VenueNext, Inc.		Senior Secured	11.3%		1,484,792	1,474,224	1,474,224	7/1/2021
	VenueNext, Inc.		Senior Secured	11.3%		1,485,153	1,456,180	1,456,180	10/1/2021
	VenueNext, Inc. Subtotal					3,861,499	3,784,220	3,784,220
	Venuetize, LLC		Senior Secured	12.3%		247,416	214,060	214,060	4/1/2022
	Vuemix, Inc.		Senior Secured	11.3%		195,818	188,931	188,931	11/1/2020
	Workspot, Inc.		Senior Secured	12.0%		56,659	56,124	56,124	2/1/2019
	Workspot, Inc.		Senior Secured	12.0%		471,601	443,949	443,949	6/1/2020
	Workspot, Inc.		Senior Secured	12.0%		610,905	599,099	599,099	12/1/2020
	Workspot, Inc.		Senior Secured	12.0%		742,276	674,121	674,121	9/1/2021
	Workspot, Inc. Subtotal					1,881,441	1,773,293	1,773,293
	Xeeva, Inc.		Senior Secured	12.0%		1,599,279	1,584,229	1,584,229	7/1/2020
	Zoomdata, Inc.		Senior Secured	11.0%		3,959,817	3,815,227	3,815,227	10/1/2021
	Zoomdata, Inc.		Senior Secured	11.5%		736,105	699,299	699,299	3/1/2022
	Zoomdata, Inc. Subtotal					4,695,922	4,514,526	4,514,526
Software Total		32.6%				$76,213,007	$72,358,099	$70,661,708

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Maturity Date
Technology Services
	AirHelp, Inc.		Senior Secured	10.0%		$739,708	$719,727	$719,727	5/1/2020
	AirHelp, Inc.		Senior Secured	10.0%		410,079	405,975	405,975	7/1/2020
	AirHelp, Inc.		Senior Secured	10.0%		469,819	464,081	464,081	10/1/2020
	AirHelp, Inc. Subtotal					1,619,606	1,589,783	1,589,783
	Akademos, Inc.		Junior Secured	13.5%	1.5%	704,351	638,122	638,122	8/1/2020
	Blazent, Inc.		Senior Secured	12.0%		2,213,823	2,053,644	1,787,994	*
	Blue Technologies Limited** ^		Senior Secured	11.0%		674,934	660,668	660,668	4/1/2020

	Callisto Media, Inc.		Senior Secured	10.0%		2,478,096	2,448,577	2,448,577	6/1/2020
	Callisto Media, Inc.		Senior Secured	10.0%		991,300	983,910	983,910	9/1/2020
	Callisto Media, Inc.		Senior Secured	10.0%		991,359	982,309	982,309	12/1/2020
	Callisto Media, Inc.		Senior Secured	10.0%		991,416	980,731	980,731	3/1/2021
	Callisto Media, Inc.		Senior Secured	10.0%		2,973,925	2,755,865	2,755,865	12/1/2021
	Callisto Media, Inc.		Senior Secured	10.0%		2,974,561	2,916,595	2,916,595	3/1/2022
	Callisto Media, Inc.		Senior Secured	10.0%		2,974,168	2,912,738	2,912,738	6/1/2022
	Callisto Media, Inc. Subtotal					14,374,825	13,980,725	13,980,725
	CloudIQ Ltd.** ^		Senior Secured	12.0%		814,413	739,496	739,496	12/1/2020
	CloudIQ Ltd.** ^		Senior Secured	12.0%		844,365	844,365	844,365	1/1/2021
	CloudIQ Ltd.** ^		Senior Secured	12.0%		932,264	932,264	932,264	4/1/2021
	CloudIQ Ltd.** ^ Subtotal					2,591,042	2,516,125	2,516,125
	Dolly, Inc.		Senior Secured	12.0%		659,639	641,672	345,572	12/1/2020
	Freckle Education, Inc.		Senior Secured	10.0%		743,374	700,005	700,005	1/1/2022
	Freckle Education, Inc.		Senior Secured	10.0%		495,654	487,274	487,274	1/1/2022
	Freckle Education, Inc. Subtotal					1,239,028	1,187,279	1,187,279
	FSA Store, Inc.		Senior Secured	10.0%		1,733,072	1,662,701	1,662,701	12/1/2020
	Keyo AI Inc.		Senior Secured	10.0%		495,800	455,925	455,925	2/1/2022
	PayJoy, Inc.**		Senior Secured	12.0%		37,420	37,045	37,045	4/1/2019
	PayJoy, Inc.**		Senior Secured	12.0%		73,378	73,026	73,026	8/1/2019
	PayJoy, Inc.**		Senior Secured	10.0%		991,020	941,035	941,035	8/1/2021
	PayJoy, Inc.** Subtotal					1,101,818	1,051,106	1,051,106
	Relimetrics, Inc.		Senior Secured	11.3%		371,450	347,197	347,197	1/1/2022
	Riffyn, Inc.		Senior Secured	11.5%		903,197	864,874	864,874	3/1/2021
	Riffyn, Inc.		Senior Secured	11.5%		494,969	485,756	485,756	6/1/2021
	Riffyn, Inc. Subtotal					1,398,166	1,350,630	1,350,630
	Sixup PBC, Inc.**		Senior Secured	12.0%		138,941	137,308	137,308	6/1/2019
	SocialChorus, Inc.		Senior Secured	12.0%		1,483,366	1,423,001	1,423,001	1/1/2021
	SocialChorus, Inc.		Senior Secured	12.0%		988,950	974,019	974,019	1/1/2021
	SocialChorus, Inc. Subtotal					2,472,316	2,397,020	2,397,020
	TrueFacet, Inc.		Senior Secured	10.5%		475,650	465,480	281,611	8/1/2020
	TrueFacet, Inc.		Senior Secured	11.0%		207,942	205,781	124,495	3/1/2021
	TrueFacet, Inc.		Senior Secured	11.3%		228,041	225,453	136,397	6/1/2021
	TrueFacet, Inc. Subtotal					911,633	896,714	542,503
	Zeel Networks, Inc.		Senior Secured	11.0%		635,468	620,548	620,548	8/1/2020
	Zeel Networks, Inc.		Senior Secured	11.0%		317,744	315,135	315,135	8/1/2020
	Zeel Networks, Inc.		Senior Secured	11.0%		317,776	314,761	314,761	8/1/2020
	Zeel Networks, Inc.		Senior Secured	11.0%		1,238,318	1,139,829	1,139,829	3/1/2022
	Zeel Networks, Inc. Subtotal					2,509,306	2,390,273	2,390,273
Technology Services Total		15.3%				$35,209,750	$33,956,892	$33,040,931

Wireless
	Juvo Mobile, Inc.**		Senior Secured	11.0%		$163,085	$159,967	$159,967	9/1/2019
	Juvo Mobile, Inc.**		Senior Secured	11.0%		231,371	229,785	229,785	1/1/2020
	Juvo Mobile, Inc.**		Senior Secured	11.0%		248,068	246,012	246,012	2/1/2020
	Juvo Mobile, Inc.** Subtotal					642,524	635,764	635,764

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Maturity Date
	Nextivity, Inc.		Senior Secured	12.0%		4,664,416	4,664,024	4,664,024	6/1/2021
	Nextivity, Inc.		Senior Secured	12.0%		1,272,655	1,272,655	1,272,655	6/1/2021
	Nextivity, Inc. Subtotal					5,937,071	5,936,679	5,936,679
	Parallel Wireless, Inc.		Senior Secured	11.8%		1,973,157	1,937,081	1,937,081	4/1/2020
	Parallel Wireless, Inc.		Senior Secured	11.8%		1,130,176	1,118,659	1,118,659	10/1/2020
	Parallel Wireless, Inc. Subtotal					3,103,333	3,055,740	3,055,740
Wireless Total		4.4%				$9,682,928	$9,628,183	$9,628,183
Grand Total		184.2%				$423,345,490	$405,309,448	$398,980,531
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

(b) The interest rate is the designated annual interest rate exclusive of any original issue discount, fees or end of term payment.

(c) The end of term payments are contractually due on the maturity date and are in addition to the interest rate shown. End of term payments are the percentage of the final payment divided by the original loan amount and are amortized over the full term of the loan.

As of December 31, 2018, all loans were made to non-affiliates.
See notes to financial statements

VENTURE LENDING & LEASING VIII, INC.
Schedules of Open Swap Contracts
As of December 31, 2019 and 2018

			AS OF DECEMBER 31, 2019
Description and terms of payments to be received from another party	Description and terms of payments to be paid to another party	Counterparty	Maturity Date (a)	Notional Amount	Value	Upfront payments / receipts	Unrealized appreciation / (depreciation) (b)
Cancellable Interest Rate Swap - Floating interest rate USD-LIBOR-BBA	Fixed interest rate 2.200%, to be paid monthly	MUFG Union Bank, N.A.	9/11/2020	$102,000,000	$(120,233)	$—	$(120,233)
Floating interest rate greater of USD-LIBOR-BBA or 0.00%, to be received monthly	Fixed interest rate 2.005%, to be paid monthly	MUFG Union Bank, N.A.	9/11/2020	90,000,000	(226,950)	—	(226,950)
Total				$192,000,000	$(347,183)	$—	$(347,183)

			AS OF DECEMBER 31, 2018
Description and terms of payments to be received from another party	Description and terms of payments to be paid to another party	Counterparty	Maturity Date (a)	Notional Amount	Value	Upfront payments / receipts	Unrealized appreciation / (depreciation) (b)
Cancellable Interest Rate Swap - Floating interest rate USD-LIBOR-BBA	Fixed interest rate 2.200%, to be paid monthly	MUFG Union Bank, N.A.	9/11/2020	$102,000,000	$616,148	$—	$616,148
Total				$102,000,000	$616,148	$—	$616,148

(a) The Floating interest rate USD-LIBOR-BBA interest rate swap includes an option for the Fund to terminate the swap early on March 31, 2020.
(b) The unrealized appreciation/depreciation was determined using prices or valuation based on observable inputs other than quoted price in active markets for identical assets and liabilities. See “Note 3. Fair Value Disclosures” for more information.

VENTURE LENDING & LEASING VIII, INC.
Notes to Financial Statements

1. ORGANIZATION AND OPERATIONS OF THE FUND

Venture Lending & Leasing VIII, Inc. (the “Fund”) was incorporated in Maryland on May 6, 2015, as a non-diversified, closed-end management investment company electing status as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”) and is managed by Westech Investment Advisors, LLC (the “Manager” or “Management”). The Fund will be dissolved on December 31, 2025 unless the Board of Directors (the “Board”) opts to elect early dissolution. One hundred percent of the stock of the Fund is held by Venture Lending & Leasing VIII, LLC (the “Company”). Prior to commencing operations on August 12, 2015, the Fund had no operations other than the sale to the Company of 100,000 shares of common stock, $0.001 par value for $25,000 in July 2015. This issuance of stock was a requirement to apply for a finance lender’s license from the California Commissioner of Corporations, which was obtained on August 20, 2015.

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
2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Accounting
The preparation of financial statements in conformity with United States Generally Accepted Accounting Principles (“U.S. GAAP”) requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. As an investment company, the Fund follows accounting and reporting guidance as set forth in Topic 946 (“Financial Services – Investment Companies”) of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification, as amended (“ASC”). Certain prior year amounts have been reclassified and/or disclosed to conform to the current year presentation.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand and money market mutual funds with maturities of 90 days or less. Money market mutual funds held as cash equivalents are valued at their most recently traded net asset value. Within cash and cash equivalents, as of December 31, 2019, the Fund held 12,569,629 units in the Blackrock Treasury Trust Institutional Fund valued at $1 per unit at a yield of 1.6%, which represented 6.08% of the net assets of the Fund.
Interest Income
Interest income on loans is recognized on an accrual basis using the effective interest method including amounts resulting from the amortization of equity securities included as additional compensation as part of the loan agreements. Additionally, fees received as part of the transaction are added to the loan discount and amortized over the life of the loan.
Realized Gains and Losses from Loans
Realized gains and losses on sale of loans are computed using the difference between the amortized cost and the sales proceeds. Realized losses on write-offs are recognized when management determines a loan is uncollectible.
Investment Valuation
The Fund accounts for loans at fair value in accordance with the valuation methods below. All valuations are determined under the direction of the Manager, in accordance with the valuation methods.
As of December 31, 2019 and 2018, the financial statements included nonmarketable investments of $372.0 million and $399.0 million, respectively, (or 95.4% and 93.9% of the total assets, respectively), with the fair values determined by the Manager in the absence of readily determinable market values. Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Below is the information used by the Manager in making these estimates.

Loans
The Fund defines fair value as the price that would be received to sell an asset or paid to lower a liability in an orderly transaction between market participants at the measurement date. Because there is no readily available market price and no secondary market for substantially all of the debt investments made by the Fund in its borrowing portfolio companies, Management determines fair value based on hypothetical markets, and on several factors related to each borrower, including, but not limited to, the borrower’s payment history, available cash and “burn rate,” revenues, net income or loss, the likelihood that the borrower will be able to secure additional financing in the future, and an evaluation of the general interest rate environment. The amount of any valuation adjustment considers the estimated amount and timing of cash payments of principal and interest from the borrower and/or liquidation analysis and is determined based upon a credit analysis of the borrower and an analysis of the expected recovery from the borrower, including consideration of factors such as the nature and quality of the Fund’s security interests in collateral, the estimated value of the Fund’s collateral, the size of the loan, and the estimated time that will elapse before the Fund achieves a recovery. Management has evaluated these factors and has concluded that, the effect of deterioration in the quality of the underlying collateral, increase in size of the loan, increase in the estimated time to recovery and increase in the hypothetical market coupon rate would have the effect of lowering the value of the current portfolio of loans.

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

As of December 31, 2019 and 2018, loans with a cost basis of $15.5 million and $8.5 million and a fair value of $10.3 million and $4.5 million were classified as non-accrual, respectively.
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

The remaining expected lives of warrants are based on historical experience of the average life of the warrants, as warrants are often exercised in the event of acquisitions, mergers, or initial public offerings, and terminated due to events such as bankruptcies, restructuring activities, or additional financings. These events cause the expected term to be less than the remaining contractual term of the warrants. As of December 31, 2019 and 2018, the Fund assumed the average duration of a warrant was 4.0 and 3.5 years, respectively. The effect of a hypothetical increase in the estimated initial term of the warrants used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants. However, the estimated initial term of the warrants is one factor, of many, used in the valuation of warrants, and by itself does not have a significant impact on the result of operations.

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

The carrying value of the borrowings under the debt facility approximates their fair value based on the borrowing rates available to the Fund.

Commitment Fees
Unearned income and commitment fees on loans are recognized using the effective-interest method over the term of the loan. Commitment fees are carried as liabilities when received for commitments upon which no draws have been made. When the first draw is made, the fee is treated as unearned income and is recognized as described above. If a draw is never made, the forfeited commitment fee, less any applicable legal costs, becomes recognized as other income after the commitment expires.
Deferred Bank Fees
The deferred bank fees and costs associated with the debt facility are included in Other assets in the Statements of Assets and Liabilities and are being amortized over the estimated life of the facility, which currently matures on September 11, 2020. The amortization of these costs is recorded as Interest expense in the Statements of Operations.
Interest Rate Cap Agreement
The Fund had entered into an interest rate cap agreement which was primarily valued on the basis of the future expected interest rates on the remaining notional principal balance (see Note 8). This methodology was comparable to what a prospective acquirer would use in determining the amount they would pay on the measurement date. Valuation pricing models utilized to fair value the caps consider inputs such as forward rates, anticipated interest rate volatility relating to the reference rate, as well as time value and other factors underlying cap instruments. The Fund is a party to a master netting arrangement with MUFG Union Bank, N.A., however, the Fund has elected not to offset assets and liabilities under these arrangements for financial statement presentation purposes. The contract was recorded at gross fair value in either Derivative asset -interest cap or Derivative Liability - interest rate cap in the Statements of Assets and Liabilities, depending on whether the value of the contract is in favor of the Fund or the counterparty. Subsequent changes in fair value were recorded in the Net change in unrealized gain (loss) from derivative instruments in the Statements of Operations and the quarterly interest received on the interest rate cap contracts, if any, were recorded in Net realized gain (loss) from derivative instruments in the Statements of Operations. The interest rate cap agreement was canceled in April 2018 and the value was rolled over into an interest rate swap agreement effective March 30, 2018. Since inception through their cancellation, no interest was received on the interest rate cap contracts.
Interest Rate Swap Agreement
The Fund entered into an interest rate swap agreement to manage the Fund’s exposure to changes in interest rates on its expected borrowings under its debt facility, as the Fund originates fixed rate loans (see Note 9). The Fund entered into two types of swap transactions. The cancellable interest rate swap is primarily valued on the basis of quotes obtained from banks, brokers and dealers and adjusted for counterparty risk and the optionality to terminate the swap early. The interest rate swap and floor transaction is also valued on the basis of quotes obtained from banks, brokers and dealers and adjusted for the counterparty risk and the interest rate floor. The valuation of both swap transactions also considers the future expected interest rates on the notional principal balances remaining which is comparable to what a prospective acquirer would pay on the measurement date. Valuation pricing models consider inputs such as forward rates, anticipated interest rate volatility relating to the reference rate, as well as time value and other factors underlying swap instruments. The Fund is a party to a master netting arrangement with MUFG Union Bank, N.A., however, the Fund has elected not to offset assets and liabilities under these arrangements for financial statement presentation purposes. The transactions are recorded at gross fair value in either Derivative asset - interest rate swap or Derivative liability - interest rate swap in the Statements of Assets and Liabilities, depending on whether the value of the transaction is in favor of the Fund or the counterparty. The changes in fair value are recorded in Net change in unrealized gain (loss) from derivative instruments in the Statements of Operations and the quarterly interest received or paid on the interest rate swap contract, if any, are recorded in Net realized gain (loss) from derivative instruments in the Statements of Operations. Both the cancellable interest rate swap and the interest rate swap and floor transactions are contractually scheduled to terminate on September 11, 2020. The Fund has the option with the cancellable interest rate swap transaction to terminate the swap early on March 31, 2020.

Recent Accounting Pronouncements
In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-13, “Fair Value Measurement (Topic 820) - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.” The ASU modifies the disclosure requirement on fair value measurements in Topic 820, Fair Value Measurement, by eliminating, modifying, and adding to those requirements. ASU 2018-13 also modifies the disclosure objective paragraphs of Topic 820 to eliminate (1) “at a minimum” from the phrase “an entity shall disclose at a minimum” and (2) other similar “open ended” disclosure requirements to promote appropriate exercise of discretion by entities when considering fair value measurement disclosures and to clarify that materiality is an appropriate consideration of entities and their auditors when evaluating disclosure requirements. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, including interim periods therein. The Fund elected to adopt the amendments of ASU 2018-13 during the fiscal year ended December 31, 2019. ASU 2018-13 did not have a material impact on the Fund’s financial statements.

In July 2019, the Financial Accounting Standards Board (“FASB”) issued ASU 2019-07, “Codification Updates to SEC Sections-Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization, and Miscellaneous Updates (SEC Update).” The ASU amends various paragraphs pursuant to the issuance of the Securities Exchange and Commission (“SEC”) Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization. One of the disclosure amendments required the Funds to comply to a standardized, enhanced disclosure about derivatives. ASU 2019-07 is effective upon issuance. The Fund elected to adopt the specified amendment within ASU 2019-07 during the quarter ended September 30, 2019 on a prospective basis. ASU 2019-07 did not have a material impact on the Fund’s financial statements.
3. FAIR VALUE DISCLOSURES
The Fund provides asset-based financing primarily to start-up and emerging growth Venture-Backed Companies pursuant to commitments whereby the Fund agrees to finance assets and provide working or growth capital up to a specified amount for the term of the commitment, upon the terms and subject to the conditions specified by such commitment. Even though these loans are generally secured by the assets of the borrowers, the Fund in most cases is subject to the credit risk of such companies. As of December 31, 2019 and 2018, the Fund’s investments in loans were primarily to companies based within the United States and were diversified among borrowers in the industry segments shown in the Schedules of Investments. All loans are senior to unsecured creditors and other secured creditors, unless as indicated in the Schedules of Investments.
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

Loan balances in the Schedules of Investments are listed by borrower. Typically, a borrower’s balance will be composed of several loans drawn under a commitment made by the Fund with the interest rate on each loan fixed at the time each loan is funded. Each loan drawn under a commitment has a different maturity date and amount.
For the year ended December 31, 2019, the weighted-average interest rate on performing loans was 17.46%, which was inclusive of both cash and non-cash interest income. For the same period, the weighted-average interest rate on the cash portion of the interest income was 13.99%. For the year ended December 31, 2018, the weighted-average interest rate on performing loans was 18.03%. This rate was inclusive of both cash and non-cash interest income. For the same period, the weighted-average interest rate on the cash portion of the interest income was 14.59%.
For the year ended December 31, 2019, the weighted-average interest rate on all loans was 17.09%, which was inclusive of both cash and non-cash interest income. For the same period, the weighted-average interest rate on the cash portion of the interest income was 13.69%. For the year ended December 31, 2018, the weighted-average interest rate on all loans was 17.83%. This rate was inclusive of both cash and non-cash interest income. For the same period, the weighted-average interest rate on the cash portion of the interest income was 14.43%.
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

All loans as of December 31, 2019 and 2018 were pledged as collateral for the debt facility, and the Fund’s borrowings are generally collateralized by all assets of the Fund. As of December 31, 2019 and 2018, the Fund had unexpired unfunded commitments to borrowers of $78.0 million and $64.9 million, respectively.

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
Transfers of investments between levels of the fair value hierarchy are recorded on the actual date of the event or change in circumstances that caused the transfer. There were no transfers in and out of Level 1, 2 or 3 during the years ended December 31, 2019 and 2018.
The Fund’s cash equivalents were valued at the traded net asset value of the money market fund. As a result, these measurements were classified as Level 1. The Fund’s interest rate cap and swap were based on quotes from the market makers that derive fair values from market data, and therefore, were classified as Level 2. The Fund’s borrowings under the debt facility were also classified as Level 2, because the borrowings were based on rates that are observable at commonly quoted intervals, which are Level 2 inputs. The Fund’s loan transactions were individually negotiated and unique, and because there is little to no market in which these assets trade, the inputs for these assets, which were valued using estimated exit values, were classified as Level 3.
The following tables provide quantitative information about the Fund’s Level 3 fair value measurements of the Fund’s investments by industry as of December 31, 2019 and 2018. In addition to the techniques and inputs noted in the tables below, the Fund may also use other valuation techniques and methodologies when determining its fair value measurements.

Investment Type - Level 3
Debt Investments	Fair Values at December 31, 2019	Valuation Techniques / Methodologies	Unobservable Inputs	Weighted-Averages (a) Amounts and Ranges

Biotechnology	$3,490,423	Hypothetical market analysis	Hypothetical market coupon rate	15% (14% - 21%)
		Income approach	Expected amount and timing of cash flow payments Discount rate	$0 * 0%

Computers and Storage	3,073,525	Hypothetical market analysis	Hypothetical market coupon rate	19% *

Enterprise Networking	112,500	Income approach	Expected amount and timing of cash flow payments Discount rate	$112,500 * 0%

Internet	64,696,219	Hypothetical market analysis	Hypothetical market coupon rate	15% (13% - 31%)
		Income approach	Expected amount and timing of cash flow payments Discount rate	$1,880,549 ($999,905 - $2,466,418) 3%

Medical Devices	32,882,569	Hypothetical market analysis	Hypothetical market coupon rate	18% (13% - 38%)
		Income approach	Expected amount and timing of cash flow payments Discount rate	$10,529,931 * 3%

Investment Type - Level 3
Debt Investments	Fair Values at December 31, 2019	Valuation Techniques / Methodologies	Unobservable Inputs	Weighted-Averages (a) Amounts and Ranges
Other Healthcare	43,659,587	Hypothetical market analysis	Hypothetical market coupon rate	15% (12% - 19%)
		Income approach	Expected amount and timing of cash flow payments Discount rate	$813,663 ($703,323 - $1,130,989) 2% (2% - 3%)

Other Technology	108,088,734	Hypothetical market analysis	Hypothetical market coupon rate	16% (12% - 35%)
		Income approach	Expected amount and timing of cash flow payments Discount rate	$2,324,058 ($0 - $2,844,003) 3% (0% - 3%)

Security	2,815,378	Hypothetical market analysis	Hypothetical market coupon rate	20% (16% - 25%)

Semiconductors and Equipment	7,360,968	Hypothetical market analysis	Hypothetical market coupon rate	15% (14% - 15%)

Software	61,107,983	Hypothetical market analysis	Hypothetical market coupon rate	16% (13% - 26%)
		Income approach	Expected amount and timing of cash flow payments Discount rate	$2,463,985 ($517,921 - $2,978,760) 2% (2% - 3%)

Technology Services	33,670,058	Hypothetical market analysis	Hypothetical market coupon rate	13% (12% - 30%)
		Income approach	Expected amount and timing of cash flow payments Discount rate	$1,597,464 ($100,000 - $1,682,635) 2%

Wireless	10,997,880	Hypothetical market analysis	Hypothetical market coupon rate	14% (12% - 17%)

Total Debt Investments	$371,955,824
(a) The weighted-average hypothetical market coupon rates were calculated using the relative fair value of the loans.
* There is only one loan within the industry.

Investment Type - Level 3 (b)
Debt Investments	Fair Values at December 31, 2018	Valuation Techniques / Methodologies	Unobservable Inputs	Weighted-Averages (a) / Amounts and Ranges

Biotechnology	$1,555,663	Hypothetical market analysis	Hypothetical market coupon rate	15%
		Income approach	Expected amount and timing of cash flow payments Discount rate	$0 * 0%

Computers and Storage	2,848,813	Hypothetical market analysis	Hypothetical market coupon rate	21% (14% - 37%)

Investment Type - Level 3 (b)
Debt Investments	Fair Values at December 31, 2018	Valuation Techniques / Methodologies	Unobservable Inputs	Weighted-Averages (a) / Amounts and Ranges
Enterprise Networking	3,266,067	Hypothetical market analysis	Hypothetical market coupon rate	15% *

Internet	78,722,609	Hypothetical market analysis	Hypothetical market coupon rate	15% (13% - 25%)
		Income approach	Expected amount and timing of cash flow payments Discount rate	$9,329,138 * 4%

Medical Devices	24,688,884	Hypothetical market analysis	Hypothetical market coupon rate	16% (13% - 20%)
		Income approach	Expected amount and timing of cash flow payments Discount rate	$11,800,605 * 4%

Other Healthcare	46,191,570	Hypothetical market analysis	Hypothetical market coupon rate	14% (12% - 28%)
		Income approach	Expected amount and timing of cash flow payments Discount rate	$1,483,038 ($190,000 - $1,648,552) 4%

Other Technology	113,584,105	Hypothetical market analysis	Hypothetical market coupon rate	15% (12% - 35%)
		Income approach	Expected amount and timing of cash flow payments Discount rate	$1,759,513 ($0 - $2,787,929) 4% (0% - 4%)

Security	3,553,554	Hypothetical market analysis	Hypothetical market coupon rate	20% (16% - 25%)
		Income approach	Expected amount and timing of cash flow payments Discount rate	$0 * 0%

Semiconductors and Equipment	11,238,444	Hypothetical market analysis	Hypothetical market coupon rate	15% (14% - 15%)

Software	70,661,708	Hypothetical market analysis	Hypothetical market coupon rate	16% (12% - 26%)
		Income approach	Expected amount and timing of cash flow payments Discount rate	$1,335,503 ($0 - $3,253,760) 2% (0% - 4%)

Technology Services	33,040,931	Hypothetical market analysis	Hypothetical market coupon rate	13% (12% - 26%)
		Income approach	Expected amount and timing of cash flow payments Discount rate	$1,960,795 ($751,771 - $2,459,113) 4%

Wireless	9,628,183	Hypothetical market analysis	Hypothetical market coupon rate	13% (12% - 14%)

Total Debt Investments	$398,980,531

(a) The weighted-average hypothetical market coupon rates were calculated using the relative fair value of the loans.
(b) Certain prior year information has been disclosed to conform to current presentation.
* There is only one loan within the industry.

The following tables present the balances of assets and liabilities as of December 31, 2019 and 2018 measured at fair value on a recurring basis:

As of December 31, 2019
ASSETS:	Level 1	Level 2	Level 3	Total
Loans†	$—	$—	$371,955,824	$371,955,824
Cash equivalents	12,569,629	—	—	12,569,629
Total assets	$12,569,629	$—	$371,955,824	$384,525,453

LIABILITIES:	Level 1	Level 2	Level 3	Total
Borrowings under debt facility	$—	$179,000,000	$—	$179,000,000
Derivative liability - interest rate swap	—	347,183	—	347,183
Total liabilities	$—	$179,347,183	$—	$179,347,183

As of December 31, 2018
ASSETS:	Level 1	Level 2	Level 3	Total
Loans†	$—	$—	$398,980,531	$398,980,531
Derivative asset - interest rate swap	—	616,148	—	616,148
Cash equivalents	19,388,362	—	—	19,388,362
Total assets	$19,388,362	$616,148	$398,980,531	$418,985,041

LIABILITIES:	Level 1	Level 2	Level 3	Total
Borrowings under debt facility	$—	$203,000,000	$—	$203,000,000
Total liabilities	$—	$203,000,000	$—	$203,000,000
† For a detailed listing of borrowers comprising this amount, please refer to the Schedules of Investments.
The following tables provide a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Year Ended December 31, 2019
	Loans	Warrants	Stock	Convertible Note
Beginning balance	$398,980,531	$—	$—	$—
Acquisitions and originations	169,975,000	12,130,394	2,915,865	4,310,753
Principal reductions and amortization of discounts	(182,016,948)	—	—	—
Distributions to shareholder	—	(12,130,394)	(2,915,865)	(4,310,753)
Net change in unrealized loss from loans	(759,677)	—	—	—
Net realized loss from loans	(14,223,082)	—	—	—
Ending balance	$371,955,824	$—	$—	$—
Net change in unrealized loss from loans relating to loans still held at December 31, 2019	$(3,072,191)

	For the Year Ended December 31, 2018
	Loans	Warrants	Stock
Beginning balance	$310,710,678	$—	$—
Acquisitions and originations	275,189,805	16,402,384	2,145,534
Principal reductions and amortization of discounts	(170,576,520)	—	—
Distributions to shareholder	—	(16,402,384)	(2,145,534)
Net change in unrealized loss from loans	(2,058,044)	$—	—
Net realized loss from loans	(14,285,388)	$—	—
Ending balance	$398,980,531	$—	$—
Net change in unrealized loss from loans relating to loans still held at December 31, 2018	$(5,257,681)
4. EARNINGS PER SHARE
Basic earnings per share are computed by dividing net increase (decrease) in net assets resulting from operations by the weighted-average common shares outstanding. Diluted earnings (loss) per share are computed by dividing net increase (decrease) in net assets resulting from operations by the weighted-average common shares outstanding, including the dilutive effects of potential common shares (e.g. stock options). The Fund has no instruments that would be potential common shares; thus, reported basic and diluted earnings (loss) per share are the same.
5.  CAPITAL STOCK
As of both December 31, 2019 and 2018, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding. Total committed capital of the Company, as of both December 31, 2019 and 2018, was $423.6 million. Total contributed capital to the Company through December 31, 2019 and 2018 was $372.8 million and $347.4 million, respectively, of which $314.6 million and $297.6 million were contributed to the Fund, respectively.
The chart below shows the distributions of the Fund for the years ended December 31, 2019, 2018 and 2017.

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2019	December 31, 2018	December 31, 2017
Cash distributions	$36,750,000	$48,000,000	29,500,000
Distributions of equity securities and convertible notes	19,357,012	18,547,918	16,961,008
Total distributions to shareholder	$56,107,012	$66,547,918	46,461,008
6. DEBT FACILITY
On April 5, 2016, the Fund established a secured, syndicated revolving loan facility in an initial amount of up to $150.0 million (the “Loan Agreement”) led by Wells Fargo, N.A. and MUFG Union Bank, N.A. On September 11, 2017, the Loan Agreement was amended (the “Amended Loan Agreement”) and the borrowing availability thereunder increased the size of the facility to $280.0 million. An additional $75.0 million is potentially available to the Fund, subject to further negotiation and credit approval, through an accordion provision contained in the Amended Loan Agreement. All of the assets of the Fund collateralize borrowings by the Fund. Loans under the facility may be, at the option of the Fund, a Reference Rate Loan, a LIBOR Loan or a LIBOR Market Index Rate Loan. As of December 31, 2019, the Fund’s outstanding borrowings were entirely based on the LIBOR rate. The facility terminates on September 11, 2020, but can be accelerated in the event of default, such as failure by the Fund to make timely interest or principal payments.

Borrowings under the facility are collateralized by receivables from loans to portfolio companies advanced by the Fund with assignment of such receivables to the financial institution, plus all of the other assets of the Fund. The Fund pays interest on its borrowings and a fee on the unused portion of the facility. Under the Amended Loan Agreement, interest is charged to the Fund based on its borrowings, pursuant to the election of the Fund, at an annual rate of either (i) Reference Rate plus 1.75%, (ii) LIBOR plus 2.75% or (iii) LIBOR Market

Index Rate plus 2.75%. When the Fund is using 50% or more of the maximum amount available under the Amended Loan Agreement, the applicable commitment fee is 0.25% of the unused portion of the loan facility; otherwise, the applicable commitment fee is 0.50% of the unused portion. The Fund pays the unused credit line fee quarterly. As of December 31, 2019 and 2018, $179.0 million and $203.0 million, respectively, were outstanding under the facility.

As of December 31, 2019, the LIBOR rate was as follows:

1-Month LIBOR	1.7625%
3-Month LIBOR	1.9084%

Bank fees and other costs of $2.2 million incurred in connection with the acquisition of the facility have been capitalized and are amortized to interest expense on a straight-line basis over the expected life of the facility. As of December 31, 2019 and 2018, the unamortized fees and costs were $0.4 million and $1.0 million, respectively. The unamortized fees and costs are amortized over the expected life of the facility, which is expected to terminate on September 11, 2020.

The facility is revolving and as such does not have a specified repayment schedule, although advances are secured by the assets of the Fund and thus repayments will be required as assets decline. The facility contains various covenants including financial covenants related to: (i) minimum debt service coverage ratio, (ii) interest coverage ratio, (iii) maximum loan loss reserves and (iv) unfunded commitment ratio. There are also various restrictive covenants, including limitations on: (i) the incurrence of liens, (ii) consolidations, mergers and asset sales and (iii) capital expenditures. As of December 31, 2019 and 2018, Management believes that the Fund was in compliance with these covenants.

The following is the summary of the outstanding facility draws as of December 31, 2019:

	Amount	Maturity Date	All-In Interest Rate**
LIBOR Loan	$118,500,000	January 22, 2020 *	4.53%
LIBOR Market Index Rate Loans	60,500,000	September 11, 2020	Variable based on 1-month LIBOR rate
Total Outstanding	$179,000,000
*Following the maturity date, Management elected to roll over the LIBOR loan with no material changes in loan terms and covenants.
** Inclusive of 2.75% applicable LIBOR margin plus LIBOR rate.
The following is the summary of the outstanding facility draws as of December 31, 2018:

	Amount	Maturity Date	All-In Interest Rate††
LIBOR Loan	$203,000,000	January 7, 2019	5.16%
Total Outstanding	$203,000,000
††Inclusive of 2.75% applicable LIBOR margin plus LIBOR rate.
7. MANAGEMENT AND RELATED PARTIES
Management
As compensation for its services to the Fund, for the two-year period that commenced with the first capital closing, which took place on August 8, 2015, the Manager received a management fee (“Management Fee”) computed and paid at the end of each quarter at an annual rate of 2.5% of the Company’s committed equity capital (regardless of when or if the capital was called) as of the last day of each fiscal quarter. Following this two-year period, starting on August 12, 2017, Management Fees are calculated and paid at the end of each quarter at an annual rate of 2.5% of the Fund’s total assets (including amounts derived from borrowed funds) as of the last day of each quarter.  Management Fees of $9.7 million, $10.8 million and $9.6 million were recognized as expenses for the years ended December 31, 2019, 2018 and 2017, respectively.
Related Parties
Certain officers and directors of the Fund also serve as officers and directors of the Manager. The Articles of Incorporation of the Fund provide for indemnification of directors, officers, employees and agents (including the Manager) of the Fund to the full extent permitted by applicable state law and the 1940 Act, including the advance of expenses and reasonable counsel fees. The Articles of Incorporation of the Fund also contain a provision eliminating personal liability of a Fund director or officer to the Fund or its shareholder for monetary damages for certain breaches of their duty of care. For this reason, the Fund has acquired a directors and officers insurance policy.

Transactions with Venture Lending & Leasing VII, Inc. (“Fund VII”)
The Manager also serves as the investment manager for Fund VII. The Fund’s Board of Directors determined that so long as Fund VII had capital available to invest in loan transactions with final maturities earlier than December 31, 2022 (the date on which Fund VII will be dissolved), the Fund would invest in each portfolio company in which Fund VII invested (“Investments”). Generally, the amount of each Investment was allocated 50% to the Fund and 50% to Fund VII, or such other allocations as were determined by the respective fund boards, so long as the Fund had capital available to invest. Effective June 30, 2017, Fund VII was no longer permitted to enter new commitments to borrowers; however, Fund VII was permitted to fund existing commitments, in which the Fund might also be invested. Fund VII’s last commitment expired on July 31, 2018. The ability of the Fund to co-invest with Fund VII, and other clients advised by the Manager, is subject to the conditions (“Conditions”) with which the Funds are currently complying while seeking certain exemptive relief from the SEC from the provisions of Sections 17(d) and 57 of the 1940 Act and Rule 17d-1 thereunder. To the extent that clients, other than Fund VII, advised by the Manager (but in which the Manager has no proprietary interest) invest in opportunities available to the Fund, the Manager will allocate such opportunities among the Fund and such other clients in a manner deemed fair and equitable considering all of the circumstances in accordance with the Conditions.

Transactions with Venture Lending & Leasing IX, Inc. (“Fund IX”)

The Manager also serves as the investment manager for Fund IX. The Fund’s Board of Directors determined that so long as Fund IX has capital available to invest in loan transactions with final maturities earlier than December 31, 2028 (the date on which Fund IX will be dissolved), the Fund may invest in each portfolio company in which Fund IX invests. Generally, the amount of each Investment will be allocated 50% to the Fund and 50% to Fund IX, or such other allocations as may be determined by the respective fund boards, so long as the Fund has capital available to invest. The ability of the Fund to co-invest with Fund IX, and other clients advised by the Manager, is subject to the Conditions described above. The Manager has exercised, and the Board of Directors ratified, its discretion to extend the Fund’s investment period for two additional quarters after September 30, 2019, thereby allowing the Fund to make new commitments through March 31, 2020 and to fund commitments through March 31, 2021, the end of the Fund’s investment period. To the extent that clients, other than Fund IX, advised by the Manager (but in which the Manager has no proprietary interest) invest in opportunities available to the Fund, the Manager will allocate such opportunities among the Fund and such other clients in a manner deemed fair and equitable considering all of the circumstances in accordance with the Conditions.
Intercreditor Agreements
In all transactions in which the Fund and other funds managed by the Manager invest, or those in which another lender(s) has either invested or may later invest (or in the event a successor fund is raised, in which the Fund and the successor fund invest), it is expected that the Fund and other funds managed by the Manager (or the successor fund as the case may be), and/or the other lender(s) will enter into an intercreditor agreement pursuant to which the Fund and other funds managed by the Manager (or the successor fund), and/or the other lender(s), along with any predecessor funds which still have a balance outstanding, will cooperate in pursuing their remedies following a default by the common borrower. Generally, under such intercreditor agreements, each party would agree that its security interest would be treated in parity with the security interest of the other party, regardless of which security interest would have priority under applicable law. Accordingly, proceeds realized from the sale of any collateral or the exercise of any other creditor’s rights will be allocated between the Fund and, other funds managed by the Manager, and any predecessor funds as described above, pro rata in accordance with the amounts of their respective investments. An exception to the foregoing arrangement would occur in situations where, for example, one of the lenders financed specific items of equipment collateral; in that case, usually the lender who financed the specific assets will have a senior lien on that asset, and the other lenders will have a junior priority lien (even though they may ratably share liens of equal priority on other assets of the common borrower). As a result of such intercreditor agreements, the Fund may have less flexibility in pursuing its remedies following a default than it would have had had there been no intercreditor agreement, and the Fund may realize fewer proceeds. In addition, because the Fund and, other funds managed by the Manager (or the successor fund) invest at the same time in the same borrower, such borrower would be required to service two loans rather than one. Any additional administrative costs or burdens resulting therefrom may make the Fund a less attractive lender and may make it more difficult for the Fund to acquire such loans.
8. INTEREST RATE CAP AGREEMENT
In September 2016, the Fund had entered into an interest rate cap agreement with MUFG Union Bank, N.A. to cap floating interest rates at 2.00%. The purpose of the interest rate cap agreement was to protect the Fund against rising interest rates, as the Fund originates loans with fixed interest rates. The Fund adjusted the notional principal amount through the addition of contracts as the outstanding balance under the debt facility increased. On April 12, 2018, Management elected to convert all of the Fund’s existing interest rate cap contracts with notional amounts totaling $87.0 million into a cancellable interest rate swap agreement with a notional amount of $102.0 million with an effective date of March 30, 2018. As of December 31, 2019 and 2018, the Fund had no interest rate cap contracts as all the caps were terminated as of March 30, 2018 and converted to the cancellable interest rate swap agreement. The average notional amount of the caps was zero and $21.8 million for the years ended December 31, 2019 and 2018, respectively.

The Fund paid initial costs of $0.4 million for the cap agreement, which were amortized on a straight-line basis until the cap was terminated as of March 30, 2018.

For the years ended December 31, 2019, 2018 and 2017, the interest rate caps had the following effect on the Fund’s Statements of Operations:

Derivative	Location on Statements of Operations	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017
Interest rate cap agreement	Net realized gain (loss) from derivative instruments	$—	$571,704	$—
	Net change in unrealized gain (loss) from derivative instruments	$—	$(7,854)	$(52,189)
9. INTEREST RATE SWAP AGREEMENT
On April 12, 2018, the Fund entered into an interest rate swap agreement with MUFG Union Bank , N.A. to manage the Fund's exposure to changes in interest rates on its expected borrowings under its debt facility which do not match the fixed rate loans it originates. The initial swap transaction under this agreement was a cancellable interest rate swap with a notional amount of $102.0 million. On June 14, 2019, the Fund entered into an interest rates swap and floor transaction with MUFG Union Bank, N.A. The addition of the floor further helps to align the swap with the terms of the variable rate index of the debt facility. The Fund may adjust the notional principal amount in order to remain in compliance with the hedging requirements of the Fund’s debt facility. As of December 31, 2019, the Fund had two interest rate swap transactions with an aggregate notional principal amount of $192.0 million.
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
As of December 31, 2019 and 2018, the fair value of the Fund’s interest rate swaps were as follows:

	December 31, 2019		December 31, 2018
Derivatives:	Location on Statements of Assets and Liabilities	Fair Value	Location on Statements of Assets and Liabilities	Fair Value
Interest rate swap agreement	Derivative liability - interest rate swap	347,183	Derivative asset - interest rate swap	616,148
The Fund pays a weighted-average fixed rate of 2.11% and receives from the counterparty a floating rate based upon an 1-Month LIBOR rate. Payments are made monthly. The payments and both interest rate swap transactions are expected to terminate on September 11, 2020. The cancellable swap transaction includes an option for the Fund to terminate the swap early on March 31, 2020. Payments to or from the counterparty are recorded to Net realized gain (loss) from derivative instruments. As of December 31, 2019, the 1-Month LIBOR rate was 1.7625%.
For the years ended December 31, 2019, 2018 and 2017, the interest rate swaps had the following effect on the Fund’s Statements of Operations:

Derivatives:	Location on Statements of Operations	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017
Interest rate swap agreement	Net realized gain (loss) from derivative instruments	$85,453	$(906,538)	$—
	Net change in unrealized gain (loss) from derivative instruments	$(963,331)	$616,148	$—
10. TAX STATUS
The Fund has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986 (the “Code”) and operates in a manner so as to qualify for the tax treatment applicable to RICs. Failing to maintain at least 70% of total assets in “qualifying assets” will result in the loss of BDC status, resulting in losing its favorable tax treatment as a RIC. As of December

31, 2019, the Fund has met the BDC and RIC requirements. The Fund elected to be treated for federal income tax purposes as a RIC under the Code with the filing of its federal corporate income tax return for 2016.

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

Below are tables summarizing the cost of investments for federal income tax purposes and the appreciation and depreciation of the investments reported on the Schedules of Investments and Statements of Assets and Liabilities.

As of December 31, 2019:

Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Loans	$379,044,418	$—	$(7,088,594)	$(7,088,594)
Total	$379,044,418	$—	$(7,088,594)	$(7,088,594)

Derivative, liability	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Derivative liability - interest rate swap	$—	$—	$(347,183)	$(347,183)
Total	$—	$—	$(347,183)	$(347,183)

As of December 31, 2018:

Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Loans	$405,309,448	$—	$(6,328,917)	$(6,328,917)
Total	$405,309,448	$—	$(6,328,917)	$(6,328,917)

Derivative, asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Derivative asset - interest rate swap	$—	$616,148	$—	$616,148
Total	$—	$616,148	$—	$616,148

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

Book and tax basis differences relating to shareholder dividends and distributions and other permanent book and tax differences are reclassified among the Fund’s capital accounts. As of December 31, 2019 and 2018, there were no book reclassification of dividends and distributions, and other permanent book and tax differences, among the Fund’s capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from U.S. GAAP. For income tax purposes, the distributions paid to the Parent are reported as ordinary income, return of capital, or a combination thereof. As of December 31, 2019, the tax character of distributions paid was ordinary income in the amount of $30.9 million and return of capital of $25.2 million. As of December 31, 2018, the distributions paid was ordinary income of $35.2 million and return of capital of $31.3 million.

As of December 31, 2019 and 2018, the components of distributable losses on a tax basis were as follows:

	December 31, 2019	December 31, 2018
Accumulated capital losses	$(33,610,732)	$(19,473,103)
Other temporary differences	(4,499,485)	(4,510,089)
Distributions in excess of net investment income	(62,443,841)	(51,335,087)
Net unrealized depreciation	(7,435,778)	(5,712,770)
Components of distributable losses	$(107,989,836)	$(81,031,049)

As of December 31, 2019, the Fund had no undistributed earnings. Additionally, for the year ended December 31, 2019, distributions were made in excess of distributable earnings by $25.3 million. The Fund may pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce the shareholder’s tax basis in its shares.

The Fund’s tax returns remain open for examination by the federal government for a period of three years and California tax authorities for a period of four years from when they are filed. As of December 31, 2019, the Fund had no uncertain tax positions and no capital loss carryforwards.
11. UNEXPIRED UNFUNDED COMMITMENTS
As of December 31, 2019 and 2018, the Fund’s unexpired unfunded commitments to borrowers totaled $78.0 million and $64.9 million, respectively. Because venture loans are privately negotiated transactions, investments in these assets are relatively illiquid. It is the Manager’s experience that not all unexpired unfunded commitments will be used by the borrowers. Many credit agreements contain provisions which are milestone dependent and not all borrowers will achieve these milestones. Additionally, the Fund’s credit agreements contain provisions that give relief from funding obligations in the event the borrower has a material adverse change to its financial condition. Therefore, the unexpired unfunded commitments do not necessarily reflect future cash requirements or future investments for the Fund.

The tables below are the Fund’s unexpired unfunded commitments as of December 31, 2019 and 2018.

Borrower	Industry	Unexpired Unfunded Commitment as of December 31, 2019	Expiration Date
Ablacon, Inc.	Medical Devices	$2,500,000	01/31/2020
Ainsly, Inc.	Internet	1,500,000	01/31/2020
AirVine Scientific, Inc.	Wireless	125,000	03/31/2020
Apollo Flight Research Inc.	Other Technology	250,000	01/31/2020
ArborMetrix, Inc.	Software	750,000	04/30/2020
Beanfields, PBC	Other Technology	625,000	06/30/2020
BWI Industries, Inc.	Other Technology	2,000,000	07/31/2020
Callisto Media, Inc.	Technology Services	10,000,000	12/31/2020
Canary Technologies Corp.	Software	250,000	09/30/2020
Cesium, Inc.	Internet	375,000	03/31/2020
Cloudleaf, Inc.	Software	1,500,000	10/15/2020
DOSH Holdings, Inc.	Other Technology	3,750,000	01/15/2020
eXo Imaging, Inc.	Medical Devices	6,000,000	11/30/2020
GoForward, Inc.	Other Healthcare	6,250,000	07/01/2020
Hello Heart Inc.	Other Healthcare	1,750,000	08/31/2020
HumanAPI, Inc.	Other Healthcare	500,000	01/31/2020
Kids on 45th, Inc.	Internet	500,000	01/31/2020
Klar Holdings Limited	Technology Services	250,000	03/31/2020
Lifit, Inc.	Technology Services	500,000	01/30/2020
Lucideus, Inc.	Software	500,000	07/15/2020
Lukla, Inc.	Internet	750,000	01/31/2021
Marley Spoon, Inc.	Internet	3,750,000	07/31/2020
Medable, Inc.	Software	2,000,000	07/31/2020
Merchbar, Inc.	Internet	250,000	01/30/2020
Noteleaf, Inc.	Other Technology	1,000,000	01/31/2020
OneLocal, Inc.	Internet	1,000,000	07/31/2020
Owl Cameras, Inc.	Software	3,000,000	01/01/2020
Parallel Wireless, Inc.	Wireless	6,500,000	03/31/2020
Percepto, Inc.	Other Technology	1,000,000	05/31/2020
Pitzi, Ltd.	Other Technology	2,500,000	11/30/2020
Quartzy, Inc.	Biotechnology	2,250,000	10/15/2020
Solugen, Inc.	Technology Services	1,250,000	01/31/2020
Stay Alfred, Inc.	Internet	7,500,000	06/30/2020
Stitch Labs, Inc.	Software	750,000	01/31/2020
The Safe and Fair Food Company LLC	Other Technology	1,250,000	01/31/2020
Trendalytics Innovation Labs, Inc.	Software	450,000	01/31/2020
Visual Supply Company	Internet	2,500,000	03/31/2020
Voodoo Manufacturing, Inc.	Other Technology	375,000	02/28/2020
Total		$77,950,000

Borrower	Industry	Unexpired Unfunded Commitment as of December 31, 2018	Expiration Date
Aclima, Inc.	Other Technology	$875,000	05/31/2019
Antheia, Inc.	Biotechnology	1,500,000	12/31/2019
Blockdaemon, Inc.	Software	250,000	01/31/2019
Brightside Benefit, Inc.	Other Technology	1,000,000	05/31/2019
Callisto Media, Inc.	Technology Services	3,000,000	03/31/2019
Caredox, Inc.	Other Healthcare	625,000	04/30/2019
CytoVale, Inc.	Medical Devices	1,125,000	02/28/2019
Discover Echo, Inc.	Other Healthcare	1,000,000	02/28/2019
Emerald Cloud Lab, Inc.	Other Healthcare	6,556,001	03/30/2019
Figure 1, Inc.	Internet	1,000,000	04/01/2019
Fitplan, Inc.	Other Technology	250,000	01/31/2019
FLYR, Inc.	Internet	1,500,000	07/31/2019
Hometap Equity Partners LLC	Other Technology	2,000,000	03/31/2019
Invoice2Go, Inc.	Software	4,000,000	12/31/2019
Ipolipo, Inc.	Software	750,000	07/31/2019
Karamba Security Ltd.	Security	8,500,000	03/31/2019
Keyo AI Inc	Technology Services	500,000	01/31/2019
Kogniz, Inc.	Other Technology	375,000	04/30/2019
Linden Research Inc.	Internet	5,000,000	01/15/2019
Metricly, Inc.	Software	500,000	04/30/2019
NeuMoDx Molecular, Inc.	Medical Devices	6,500,000	09/30/2019
OrderGroove, Inc.	Software	2,500,000	09/30/2019
Osix Corp.	Internet	150,000	07/31/2019
Plethora, Inc	Other Technology	500,000	01/31/2019
PlushCare, Inc.	Software	750,000	07/31/2019
RadiAction Ltd.	Medical Devices	1,000,000	01/30/2019
Relimetrics, Inc.	Technology Services	375,000	04/15/2019
Robin Care, Inc.	Other Healthcare	500,000	01/31/2019
Skillshare, Inc.	Software	2,000,000	04/30/2019
SkyKick, Inc.	Other Technology	2,500,000	02/28/2019
SnapRoute, Inc,	Enterprise Networking	1,500,000	02/28/2019
Stitch Labs, Inc.	Software	1,500,000	07/31/2019
Therapydia, Inc.	Other Healthcare	300,000	01/31/2019
Venuetize, LLC	Software	500,000	09/30/2019
Virtuix Holdings, Inc.	Other Technology	250,000	07/31/2019
Workspot, Inc.	Software	1,000,000	01/31/2019
Zeel Networks, Inc.	Technology Services	2,750,000	03/31/2019
Total		$64,881,001

12. FINANCIAL HIGHLIGHTS

U.S. GAAP requires disclosure of financial highlights of the Fund for the years ended December 31, 2019, 2018, 2017, 2016 and the period ended December 31, 2015.

The total rate of return is defined as the return based on the change in value during the period of a theoretical investment made at the beginning of the period. The total rate of return assumes a constant rate of return for the Fund during the period reported and weights each cash flow by the amount of time held in the Fund. This required methodology differs from an internal rate of return.
The ratios of expenses and net investment income (loss) to average net assets for the period from August 12, 2015, commencement of the Fund’s operations, through December 2015, are not annualized and are computed based upon the aggregate weighted-average net assets of the Fund for the period. The annualizing of these ratios would not be meaningful given the short duration of this period. For the years ended December 31, 2019, 2018, 2017 and 2016, the ratios of expenses and net investment income (loss) to average net assets are annualized and are computed based upon the weighted-average net assets of the Fund for the periods presented. Net investment income (loss) is inclusive of all investment income (losses) net of expenses and excludes realized or unrealized gains and losses.

Beginning and ending net asset values per share are based on the beginning and ending number of shares outstanding. Other per share information was calculated based upon the aggregate weighted-average net assets of the Fund for the periods presented.

The financial highlights presented below are for the years ended December 31, 2019, 2018, 2017, 2016 and the period ended December 31, 2015:

	For the Year Ended	For the Year Ended	For the Year Ended	For the Year Ended	For the Period Ended
	December 31, 2019	December 31, 2018	December 31, 2017	December 31, 2016	December 31, 2015*

Total return	14.36%	15.85%	10.79%	(6.80)%	(29.86)%

Per share amounts:
Net asset value, beginning of year/period	$2,165.44	$1,648.31	$810.72	$320.59	$0.25

Net investment income (loss)	450.09	498.31	209.30	(7.46)	(37.88)
Net realized and change in unrealized loss from loans and derivative instruments	(158.61)	(160.70)	(58.60)	(32.56)	—
Net increase (decrease) in net assets resulting from operations	291.48	337.61	150.70	(40.02)	(37.88)

Distributions to shareholder	(561.07)	(665.48)	(464.61)	(68.85)	(21.78)
Contributions from shareholder	170.00	845.00	1,151.50	599.00	380.00
Net asset value, end of year/period	$2,065.85	$2,165.44	$1,648.31	$810.72	$320.59

Net assets, end of year/period	$206,585,164	$216,543,951	$164,831,060	$81,071,642	$32,058,748

Ratios to average net assets:
Expenses	9.72%	9.57%	11.02%	20.48%	23.60%
Net investment income (loss)	21.31%	22.09%	15.13%	(1.22)%	(20.26)%
Portfolio turn-over rate	0.60%	0%	0%	0%	0%
Average debt outstanding**	$179,807,692	$191,269,231	$103,207,692	$35,111,111	$—
* From August 12, 2015, commencement of the Fund’s operations, through December 31, 2015.
** For the periods through which debt was outstanding.
13. SUBSEQUENT EVENTS
The Fund evaluated subsequent events through the date the financial statements were issued and determined that no additional subsequent events had occurred that would require accrual or disclosure in the financial statements.