Form 10-Q
period 2020-03-31
Venture Lending & Leasing VIII, Inc.
filed 2020-05-12
CIK 1642862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]  No [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 12, 2020
Common Stock, $0.001 par value	100,000

VENTURE LENDING & LEASING VIII, INC.
INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Statements of Assets and Liabilities (Unaudited)
As of March 31, 2020 and December 31, 2019

Condensed Statements of Operations (Unaudited)
For the three months ended March 31, 2020 and 2019

Condensed Statements of Changes in Net Assets (Unaudited)
For the three months ended March 31, 2020 and 2019

Condensed Statements of Cash Flows (Unaudited)
For the three months ended March 31, 2020 and 2019

Condensed Schedules of Investments (Unaudited)
As of March 31, 2020 and December 31, 2019

Condensed Schedules of Open Swap Contracts (Unaudited)
As of March 31, 2020 and December 31, 2019

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

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VENTURE LENDING & LEASING VIII, INC.

CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
AS OF MARCH 31, 2020 AND DECEMBER 31, 2019

	March 31, 2020	December 31, 2019
ASSETS
Loans, at estimated fair value
(cost of $384,474,328 and $379,044,418)	$363,541,670	$371,955,824
Cash and cash equivalents	4,576,995	12,569,629
Dividend and interest receivables	4,474,921	4,702,811
Other assets	1,074,543	551,337
Total assets	373,668,129	389,779,601

LIABILITIES
Borrowings under debt facility	170,000,000	179,000,000
Accrued management fees	2,335,426	2,436,123
Derivative liability - interest rate swap	620,451	347,183
Accounts payable and other accrued liabilities	1,221,881	1,411,131
Total liabilities	174,177,758	183,194,437

NET ASSETS	$199,490,371	$206,585,164

Analysis of Net Assets:

Capital paid in on shares of capital stock	$345,075,000	$314,575,000
Total distributable losses	(145,584,629)	(107,989,836)
Net assets (equivalent to $1,994.90 and $2,065.85 per share based on 100,000 shares of capital stock outstanding - See Note 5 and Note 11)	$199,490,371	$206,585,164

Commitments & Contingent Liabilities:
Unexpired unfunded commitments (See Note 10)	$88,116,667	$77,950,000

See notes to condensed financial statements.

VENTURE LENDING & LEASING VIII, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

	For the Three Months Ended March 31, 2020	For the Three Months Ended March 31, 2019

INVESTMENT INCOME:
Interest on loans	$15,690,096	$15,463,294
Other interest and other income	517,152	75,012
Total investment income	16,207,248	15,538,306

EXPENSES:
Management fees	2,335,426	2,514,805
Interest expense	2,042,010	2,740,819
Banking and professional fees	119,054	161,257
Other operating expenses	68,191	54,990
Total expenses	4,564,681	5,471,871
Net investment income	11,642,567	10,066,435

Net realized gain (loss) from loans	(434,877)	4,125
Net realized gain (loss) from derivative instruments	(206,539)	76,102
Net change in unrealized loss from loans	(13,844,063)	(384,483)
Net change in unrealized loss from derivative instruments	(273,268)	(323,193)
Net realized and change in unrealized loss from loans and derivative instruments	(14,758,747)	(627,449)
Net increase (decrease) in net assets resulting from operations	$(3,116,180)	$9,438,986

Amounts per common share:
Net increase (decrease) in net assets resulting from operations per share	$(31.16)	$94.39
Weighted average shares outstanding	100,000	100,000

See notes to condensed financial statements.

VENTURE LENDING & LEASING VIII, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

	Common stock
	Shares	Par value	Additional paid-in capital	Total distributable earnings (loss)	Net assets
Balance at December 31, 2018	100,000	$100	$297,574,900	$(81,031,049)	$216,543,951
Net increase in net assets resulting from operations	—	—	—	9,438,986	9,438,986
Distributions to shareholder	—	—	—	(5,488,724)	(5,488,724)

Balance at March 31, 2019	100,000	$100	$297,574,900	$(77,080,787)	$220,494,213

Balance at December 31, 2019	100,000	$100	$314,574,900	$(107,989,836)	$206,585,164
Net decrease in net assets resulting from operations	—	—	—	(3,116,180)	(3,116,180)
Contributions from shareholder	—	—	30,500,000	—	30,500,000
Distributions to shareholder	—	—	—	(34,478,613)	(34,478,613)

Balance at March 31, 2020	100,000	$100	$345,074,900	$(145,584,629)	$199,490,371

See notes to condensed financial statements.

VENTURE LENDING & LEASING VIII, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

	For the Three Months Ended March 31, 2020	For the Three Months Ended March 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase (decrease) in net assets resulting from operations	$(3,116,180)	$9,438,986
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss from loans	434,877	(4,125)
Net realized (gain) loss from derivative instruments	206,539	(76,102)
Net change in unrealized loss from loans	13,844,063	384,483
Net change in unrealized loss from derivative instruments	273,268	323,193
Amortization of deferred costs related to borrowing facility and interest rate cap agreements	138,126	138,126
Net (increase) decrease in dividend and interest receivables	227,890	(82,006)
Net increase in other assets	(661,332)	(498,836)
Net decrease in accounts payable, other accrued liabilities and accrued management fees	(289,947)	(2,061,313)
Origination of loans	(59,383,334)	(32,187,500)
Principal payments on loans	53,199,657	35,468,065
Acquisition of equity securities	(4,159,722)	(1,923,093)
Net cash provided by operating activities	713,905	8,919,878
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distribution to shareholder	(30,000,000)	(3,000,000)
Contributions from shareholder	30,500,000	—
Borrowings under debt facility	42,000,000	10,500,000
Repayments of borrowings under debt facility	(51,000,000)	(35,000,000)
Payments made for interest rate swap agreement	(206,539)	—
Payments received from interest rate swap	—	76,102
Net cash used in financing activities	(8,706,539)	(27,423,898)
Net decrease in cash and cash equivalents	(7,992,634)	(18,504,020)
CASH AND CASH EQUIVALENTS:
Beginning of period	12,569,629	19,388,362
End of period	$4,576,995	$884,342
SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE PERIOD:
Interest - Debt facility	$1,831,174	$4,882,674
NON-CASH OPERATING AND FINANCING ACTIVITIES:
Distributions of equity securities and convertible loan to shareholder	$4,478,613	$2,488,725
Receipt of equity securities and convertible loan as repayment of loans	$318,891	$565,632
See notes to condensed financial statements.

VENTURE LENDING & LEASING VIII, INC.

CONDENSED SCHEDULE OF INVESTMENTS (UNAUDITED)
AS OF MARCH 31, 2020

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Maturity Date

Biotechnology
	Antheia, Inc.		Senior Secured	11.5%		$1,484,601	$1,460,247	$1,460,247	12/1/2022
	Antheia, Inc.		Senior Secured	11.5%		1,483,166	1,417,002	1,417,002	12/1/2022
	Antheia, Inc. Subtotal					2,967,767	2,877,249	2,877,249
	Orpheus Therapeutics, Inc.		Senior Secured	18.0%		178,510	174,288	—	*
	Quartzy, Inc.		Senior Secured	12.0%		742,261	634,792	634,792	8/1/2023
Biotechnology Total		1.8%				$3,888,538	$3,686,329	$3,512,041

Computers & Storage
	Canary Connect, Inc.		Senior Secured	12.8%		$439,940	$398,884	$398,884	12/1/2020
	Canary Connect, Inc.		Senior Secured	12.8%		2,471,925	2,380,186	2,380,186	3/1/2023
	Canary Connect, Inc. Subtotal					2,911,865	2,779,070	2,779,070
Computers & Storage Total		1.4%				$2,911,865	$2,779,070	$2,779,070

Internet
	Ainsly, Inc. ** ^		Senior Secured	12.5%		$240,181	$240,181	$240,181	8/1/2022
	Ainsly, Inc. ** ^		Senior Secured	12.5%		720,493	665,445	665,445	8/1/2022
	Ainsly, Inc. ** ^ Subtotal					960,674	905,626	905,626
	Amino Payments, Inc.		Senior Secured	10.8%		932,240	882,121	882,121	3/1/2022
	Bombfell, Inc.		Senior Secured	11.0%		567,407	560,884	215,072	10/1/2021
	Cesium, Inc.		Senior Secured	10.3%		123,899	121,392	121,392	1/1/2023
	Cesium, Inc.		Senior Secured	10.3%		247,716	230,526	230,526	1/1/2023
	Cesium, Inc. Subtotal					371,615	351,918	351,918
	Clearsurance, Inc.		Senior Secured	10.0%		426,325	417,300	417,300	3/1/2021
	Clearsurance, Inc.		Senior Secured	10.5%		625,274	619,013	619,013	9/1/2021
	Clearsurance, Inc. Subtotal					1,051,599	1,036,313	1,036,313
	Daily Muse, Inc.		Senior Secured	11.0%		1,849,452	1,797,459	1,797,459	12/1/2021
	Daily Muse, Inc.		Senior Secured	11.0%		1,849,815	1,833,333	1,833,333	12/1/2021
	Daily Muse, Inc. Subtotal					3,699,267	3,630,792	3,630,792
	FLYR, Inc.		Senior Secured	11.8%		1,883,108	1,855,855	1,153,682	1/1/2022
	FLYR, Inc.		Senior Secured	11.5%		941,184	889,005	552,645	9/1/2021
	FLYR, Inc. Subtotal					2,824,292	2,744,860	1,706,327
	iZENEtech, Inc. ** ^		Senior Secured	11.0%		2,595,940	2,570,141	2,570,141	6/1/2021
	iZENEtech, Inc. ** ^		Senior Secured	11.0%		1,769,793	1,731,120	1,731,120	1/1/2021
	iZENEtech, Inc. ** ^ Subtotal					4,365,733	4,301,261	4,301,261
	Lenddo International ** ^		Senior Secured	12.0%		726,313	707,451	315,804	1/1/2021
	Linden Research Inc.		Senior Secured	12.0%		7,367,288	7,160,638	7,160,638	6/1/2022
	Lukla, Inc.		Senior Secured	12.5%		494,605	420,659	420,659	12/1/2022
	Marley Spoon, Inc. ** ^		Senior Secured	12.0%	2.5%	3,711,213	2,695,361	2,695,361	5/1/2023
	Masse, Inc.		Senior Secured	11.5%		371,262	363,209	363,209	1/1/2023
	Masse, Inc.		Senior Secured	11.5%		371,158	344,464	344,464	10/1/2022
	Masse, Inc. Subtotal					742,420	707,673	707,673
	Merchbar, Inc.		Senior Secured	11.8%		494,809	462,329	462,329	3/1/2023
	MyPizza Technologies, Inc.		Senior Secured	11.5%		4,947,711	4,717,997	4,717,997	12/1/2022
	MyPizza Technologies, Inc.		Senior Secured	11.5%		2,474,151	2,424,623	2,424,623	2/1/2023
	MyPizza Technologies, Inc. Subtotal					7,421,862	7,142,620	7,142,620

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Maturity Date
	Nimble Rx, Inc.		Senior Secured	12.0%		1,236,877	1,086,132	1,086,132	2/1/2023
	OneLocal, Inc. ** ^		Senior Secured	12.3%		329,928	298,364	298,364	3/1/2023
	Osix Corporation		Senior Secured	12.3%		72,338	64,592	64,592	12/1/2021
	Relay Network, LLC		Senior Secured	8.0%	4.4%	254,261	251,675	251,675	9/1/2020
	Relay Network, LLC		Senior Secured	8.0%	4.4%	254,276	253,273	253,273	9/1/2020
	Relay Network, LLC Subtotal					508,537	504,948	504,948
	RenoFi, Inc.		Senior Secured	12.0%		247,417	225,220	225,220	6/1/2023
	Residently USA, LLC ** ^		Senior Secured	12.0%		989,904	852,706	852,706	2/1/2023
	Serface Care, Inc.		Senior Secured	12.3%		196,240	192,238	110,397	2/1/2022
	Serface Care, Inc.		Senior Secured	12.3%		588,575	557,470	320,139	2/1/2022
	Serface Care, Inc. Subtotal					784,815	749,708	430,536
	ShadowApp, PBC		Senior Secured	11.5%		527,409	502,837	502,837	4/1/2022
	SpotOn Computing, Inc.		Senior Secured	18.0%		1,893,528	1,853,788	634,213	*
	Stay Alfred, Inc.		Senior Secured	11.8%		4,658,800	4,548,177	1,416,215	12/1/2021
	Stay Alfred, Inc.		Senior Secured	12.0%		4,947,351	4,601,666	1,506,109	7/1/2023
	Stay Alfred, Inc. Subtotal					9,606,151	9,149,843	2,922,324
	Tango Card, Inc.		Senior Secured	12.0%		439,740	437,208	437,208	11/1/2020
	Verishop, Inc.		Senior Secured	12.0%		2,474,448	2,425,888	2,425,888	12/1/2023
	Verishop, Inc.		Senior Secured	12.0%		2,473,593	2,327,750	2,327,750	12/1/2023
	Verishop, Inc. Subtotal					4,948,041	4,753,638	4,753,638
Internet Total		22.4%				$57,316,022	$54,189,490	$44,647,232

Medical Devices
	Ablacon, Inc.		Senior Secured	11.0%		$2,476,001	$2,334,876	$2,334,876	3/1/2023
	Ablacon, Inc.		Senior Secured	11.0%		2,476,864	2,423,729	2,423,729	3/1/2023
	Ablacon, Inc. Subtotal					4,952,865	4,758,605	4,758,605
	Anutra Medical, Inc.		Senior Secured	12.0%		247,398	235,850	235,850	10/1/2022
	CytoVale, Inc.		Senior Secured	12.0%		494,948	460,566	460,566	10/1/2023
	CytoVale, Inc.		Senior Secured	12.0%		520,436	512,952	512,952	6/1/2022
	CytoVale, Inc.		Senior Secured	12.0%		429,723	423,304	423,304	7/1/2022
	CytoVale, Inc.		Senior Secured	12.0%		469,226	445,991	445,991	3/1/2022
	CytoVale, Inc. Subtotal					1,914,333	1,842,813	1,842,813
	eXo Imaging, Inc.		Senior Secured	11.8%		1,979,763	1,788,125	1,788,125	9/1/2023
	Medrobotics Corporation, Inc.		Senior Secured	18.0%		10,000,000	8,793,564	7,734,794	*
	NeuMoDx Molecular, Inc.		Senior Secured	12.0%		2,968,408	2,901,268	2,901,268	4/1/2023
	NeuMoDx Molecular, Inc.		Senior Secured	12.0%		3,461,708	3,408,330	3,408,330	4/1/2023
	NeuMoDx Molecular, Inc.		Senior Secured	12.0%		3,458,151	3,268,596	3,268,596	4/1/2023
	NeuMoDx Molecular, Inc. Subtotal					9,888,267	9,578,194	9,578,194
	RadiAction Ltd. ** ^		Senior Secured	11.5%		659,193	636,047	636,047	10/1/2021
	RadiAction Ltd. ** ^		Senior Secured	11.5%		843,733	831,449	831,449	4/1/2022
	RadiAction Ltd. ** ^ Subtotal					1,502,926	1,467,496	1,467,496
	Renovia, Inc.		Senior Secured	10.5%		8,271,102	8,271,102	8,271,102	1/1/2023
Medical Devices Total		17.9%				$38,756,654	$36,735,749	$35,676,979

Other Healthcare
	4G Clinical LLC		Senior Secured	11.0%		$148,215	$147,037	$147,037	7/1/2020
	Caredox, Inc.		Senior Secured	11.8%		824,799	799,879	629,354	10/1/2021
	Clover Health Investments Corporation		Senior Secured	11.3%		8,701,341	8,701,341	8,701,341	10/1/2022
	Clover Health Investments Corporation		Senior Secured	11.0%		13,322,622	13,322,622	13,322,622	3/1/2022
	Clover Health Investments Corporation Subtotal					22,023,963	22,023,963	22,023,963
	Discover Echo, Inc.		Senior Secured	11.0%		244,652	238,122	238,122	12/1/2020
	Emerald Cloud Lab, Inc.		Senior Secured	11.8%		1,765,598	1,652,070	1,652,070	12/1/2021
	GoForward, Inc.		Senior Secured	11.5%		6,186,876	5,564,406	5,564,406	9/1/2023
	Grin, Inc.		Senior Secured	12.0%		987,667	925,659	925,659	10/1/2023

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Maturity Date
	Hello Heart Inc.		Senior Secured	11.0%		1,238,097	1,161,154	1,161,154	4/1/2023
	Hello Heart Inc.		Senior Secured	11.0%		990,739	970,735	970,735	4/1/2023
	Hello Heart Inc.		Senior Secured	10.8%		560,943	544,454	544,454	7/1/2021
	Hello Heart Inc.		Senior Secured	10.8%		986,652	975,339	975,339	10/1/2021
	Hello Heart Inc. Subtotal					3,776,431	3,651,682	3,651,682
	HumanAPI, Inc.		Senior Secured	11.8%		1,484,266	1,404,611	1,404,611	10/1/2022
	HumanAPI, Inc.		Senior Secured	11.8%		494,907	486,118	486,118	1/1/2023
	HumanAPI, Inc. Subtotal					1,979,173	1,890,729	1,890,729
	mPharma Data, Inc. ** ^		Senior Secured	10.0%		99,646	98,370	98,370	11/1/2020
	mPharma Data, Inc. ** ^		Senior Secured	10.0%		147,024	146,174	146,174	3/1/2021
	mPharma Data, Inc. ** ^		Senior Secured	10.0%		1,897,887	1,862,937	1,862,937	11/1/2021
	mPharma Data, Inc. ** ^ Subtotal					2,144,557	2,107,481	2,107,481
	Myolex, Inc.		Senior Secured	18.0%		762,531	726,537	238,967	*
	Naked Biome, Inc.		Senior Secured	12.0%		523,049	512,579	58,569	3/1/2021
	Robin Care, Inc.		Senior Secured	11.5%		697,325	668,537	668,537	7/1/2021
	Sparta Software Corporation		Senior Secured	10.0%	2.5%	23,594	23,400	23,400	6/1/2020
	Sparta Software Corporation		Senior Secured	11.5%	2.2%	440,601	425,925	425,925	5/1/2022
	Sparta Software Corporation Subtotal					464,195	449,325	449,325
	Therapydia, Inc.		Senior Secured	11.5%		282,854	276,930	276,930	1/1/2023
	Therapydia, Inc.		Senior Secured	11.5%		246,738	231,157	231,157	8/1/2022
	Therapydia, Inc.		Senior Secured	12.5%	1.7%	124,078	124,078	124,078	6/1/2023
	Therapydia, Inc.		Senior Secured	11.5%		275,778	270,149	270,149	12/1/2022
	Therapydia, Inc.		Senior Secured	12.0%	1.7%	124,207	115,387	115,387	3/1/2023
	Therapydia, Inc. Subtotal					1,053,655	1,017,701	1,017,701
	Zillion Group, Inc.		Senior Secured	12.0%		328,413	326,368	264,759	12/1/2020
	Zillion Group, Inc.		Senior Secured	12.0%		149,592	148,088	120,133	7/1/2020
	Zillion Group, Inc. Subtotal					478,005	474,456	384,892
Other Healthcare Total		20.9%				$44,060,691	$42,850,163	$41,648,494

Other Technology
	8i Corporation		Senior Secured	11.8%		$906,548	$895,851	$895,851	12/1/2020
	Abiquo Group, Inc. ** ^		Senior Secured	12.0%		281,998	272,229	272,229	7/1/2021
	Aclima, Inc.		Senior Secured	11.9%		1,973,776	1,728,612	1,728,612	4/1/2022
	Antitoxin Technologies Inc. ** ^		Senior Secured	11.5%		495,059	463,216	463,216	9/1/2022
	Apollo Flight Research Inc.		Senior Secured	11.0%		247,686	242,749	242,749	1/1/2023
	Apollo Flight Research Inc.		Senior Secured	11.0%		451,430	434,076	434,076	6/1/2022
	Apollo Flight Research Inc. Subtotal					699,116	676,825	676,825
	ATeam Army, Inc.		Senior Secured	12.0%		1,237,491	1,151,342	1,151,342	4/1/2023
	Beanfields, PBC		Senior Secured	12.5%		618,272	600,394	600,394	3/1/2023
	Beanfields, PBC		Senior Secured	12.5%		865,083	817,075	817,075	3/1/2023
	Beanfields, PBC Subtotal					1,483,355	1,417,469	1,417,469
	Benson Hill Bio, Inc.		Senior Secured	12.5%		9,894,169	9,012,048	9,012,048	5/1/2024
	BloomLife, Inc.		Senior Secured	12.0%		11,389	11,343	11,343	4/1/2020
	Brightside Benefit, Inc.		Senior Secured	12.1%		635,952	601,611	601,611	9/1/2022
	Brightside Benefit, Inc.		Senior Secured	12.4%		988,681	972,446	972,446	3/1/2023
	Brightside Benefit, Inc. Subtotal					1,624,633	1,574,057	1,574,057
	BW Industries, Inc.		Senior Secured	11.8%		1,979,218	1,779,010	1,779,010	5/1/2023
	BW Industries, Inc.		Senior Secured	11.8%		1,979,127	1,931,868	1,931,868	6/1/2023
	BW Industries, Inc. Subtotal					3,958,345	3,710,878	3,710,878
	Consumer Physics, Inc. ** ^		Senior Secured	11.0%		822,994	793,819	634,438	1/1/2022
	DOSH Holdings, Inc.		Senior Secured	11.0%		4,513,446	4,342,738	4,342,738	6/1/2022
	DOSH Holdings, Inc.		Senior Secured	11.0%		1,128,684	1,113,090	1,113,090	6/1/2022
	DOSH Holdings, Inc. Subtotal					5,642,130	5,455,828	5,455,828
	Eguana Technologies, Inc. ** ^		Senior Secured	12.5%		1,831,335	1,728,082	1,728,082	2/1/2022

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Maturity Date
	ESM Group International , Inc.		Senior Secured	12.0%		395,728	373,542	373,542	12/1/2021
	Fitplan, Inc. ** ^		Senior Secured	12.5%		203,711	203,711	198,868	3/1/2022
	Fitplan, Inc. ** ^		Senior Secured	12.5%		610,988	586,838	572,887	3/1/2022
	Fitplan, Inc. ** ^		Senior Secured	12.5%		407,546	396,093	386,677	3/1/2022
	Fitplan, Inc. ** ^ Subtotal					1,222,245	1,186,642	1,158,432
	Flo Water, Inc.		Senior Secured	11.4%		457,728	447,707	447,707	5/1/2021
	Flo Water, Inc.		Senior Secured	11.5%		25,989	25,763	25,763	5/1/2020
	Flo Water, Inc.		Senior Secured	11.8%		1,967,360	1,837,046	1,837,046	12/1/2023
	Flo Water, Inc. Subtotal					2,451,077	2,310,516	2,310,516
	Gap Year Global, Inc.		Senior Secured	18.0%		90,768	86,359	—	*
	Heartwork, Inc.		Senior Secured	18.0%		379,462	371,981	27,353	*
	Higher Ground Education, Inc.		Senior Secured	12.5%		494,551	483,317	385,444	8/1/2023
	Higher Ground Education, Inc.		Senior Secured	12.5%		2,470,859	2,332,547	1,860,200	1/1/2023
	Higher Ground Education, Inc.		Senior Secured	12.5%		494,427	484,163	386,119	5/1/2023
	Higher Ground Education, Inc.		Senior Secured	12.5%		1,483,075	1,453,951	1,159,522	4/1/2023
	Higher Ground Education, Inc. Subtotal					4,942,912	4,753,978	3,791,285
	Hint, Inc.		Senior Secured	11.0%		1,071,420	1,042,495	1,042,495	3/1/2021
	Hint, Inc.		Senior Secured	11.0%		1,485,252	1,400,261	1,400,261	8/1/2021
	Hint, Inc.		Senior Secured	12.0%		4,906,667	4,200,777	4,200,777	6/1/2023
	Hint, Inc.		Senior Secured	11.0%		1,403,311	1,403,311	1,403,311	7/1/2021
	Hint, Inc. Subtotal					8,866,650	8,046,844	8,046,844
	Kobo360, Inc. ** ^		Senior Secured	11.3%		64,474	63,940	63,940	6/1/2020
	Kobo360, Inc. ** ^		Senior Secured	11.3%		127,160	127,161	127,161	9/1/2020
	Kobo360, Inc. ** ^ Subtotal					191,634	191,101	191,101
	Kogniz, Inc.		Senior Secured	12.8%		236,414	200,799	200,799	9/1/2021
	Lambda School, Inc.		Senior Secured	11.3%		4,952,227	4,593,081	4,593,081	7/1/2023
	Lambda School, Inc.		Senior Secured	11.3%		2,476,465	2,476,465	2,476,465	8/1/2023
	Lambda School, Inc. Subtotal					7,428,692	7,069,546	7,069,546
	LanzaTech New Zealand Ltd.		Senior Secured	13.3%		1,086,419	1,080,877	1,080,877	3/1/2021
	LanzaTech New Zealand Ltd.		Senior Secured	13.0%		699,939	697,027	697,027	9/1/2020
	LanzaTech New Zealand Ltd. Subtotal					1,786,358	1,777,904	1,777,904
	Make School, Inc.		Senior Secured	11.3%		594,810	577,804	577,804	8/1/2021
	Neuehouse, LLC		Senior Secured	12.0%		1,750,000	1,297,265	1,297,265	*
	Nevada Nanotech Systems, Inc.		Senior Secured	12.0%		531,652	507,472	507,472	6/1/2021
	NewGlobe Schools, Inc. ** ^		Senior Secured	12.5%		3,463,392	3,257,873	3,257,873	8/1/2023
	NewGlobe Schools, Inc. ** ^		Senior Secured	12.5%		3,840,683	3,696,292	3,696,292	8/1/2022
	NewGlobe Schools, Inc. ** ^ Subtotal					7,304,075	6,954,165	6,954,165
	Northern Quinoa Production Corporation ** ^		Senior Secured	12.0%		6,278,645	6,009,362	5,423,543	5/1/2022
	Noteleaf, Inc.		Senior Secured	12.5%		1,482,717	1,412,370	1,412,370	4/1/2023
	Noteleaf, Inc.		Senior Secured	12.5%		989,470	967,182	967,182	9/1/2023
	Noteleaf, Inc.		Senior Secured	11.0%		330,630	328,716	328,716	9/1/2020
	Noteleaf, Inc. Subtotal					2,802,817	2,708,268	2,708,268
	Opya, Inc.		Senior Secured	12.0%		214,449	208,884	208,884	4/1/2021
	Opya, Inc.		Senior Secured	12.0%		989,279	942,428	942,428	1/1/2023
	Opya, Inc. Subtotal					1,203,728	1,151,312	1,151,312
	Ozy Media, Inc.		Senior Secured	12.8%		2,447,760	2,319,228	2,319,228	6/1/2023
	PDQ Enterprises LLC **		Senior Secured	11.0%		1,272,504	1,263,494	1,263,494	2/1/2021
	Percepto Robotics, Ltd. ** ^		Senior Secured	12.5%		140,177	138,636	138,636	8/1/2020
	Percepto Robotics, Ltd. ** ^		Senior Secured	12.5%		98,866	98,162	98,162	12/1/2020
	Percepto Robotics, Ltd. ** ^ Subtotal					239,043	236,798	236,798
	Percepto, Inc.		Senior Secured	11.8%		1,484,553	1,401,915	1,401,915	11/1/2022
	Percepto, Inc.		Senior Secured	13.7%	5.0%	496,398	484,331	484,331	4/1/2023
	Percepto, Inc. Subtotal					1,980,951	1,886,246	1,886,246

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Maturity Date
	Pitzi, Ltd. ** ^		Senior Secured	12.0%		494,779	349,084	349,084	11/1/2023
	PLAE, Inc.		Senior Secured	18.0%		621,378	614,983	8,359	*
	Plant Prefab, Inc.		Senior Secured	11.0%		391,468	368,676	368,676	2/1/2022
	Plant Prefab, Inc.		Senior Secured	11.0%		480,728	472,468	472,468	8/1/2022
	Plant Prefab, Inc.		Senior Secured	11.0%		391,539	385,396	385,396	2/1/2022
	Plant Prefab, Inc. Subtotal					1,263,735	1,226,540	1,226,540
	Platform Science, Inc.		Senior Secured	12.0%		980,296	926,220	926,220	2/1/2022
	Plenty Unlimited, Inc.		Senior Secured	9.0%	9.4%	600,282	596,803	596,803	3/1/2021
	Plenty Unlimited, Inc.		Senior Secured	9.0%	11.7%	547,400	539,664	539,664	1/1/2021
	Plenty Unlimited, Inc.		Senior Secured	9.0%	11.7%	1,884,596	1,841,835	1,841,835	9/1/2021
	Plenty Unlimited, Inc. Subtotal					3,032,278	2,978,302	2,978,302
	Plethora, Inc.		Senior Secured	11.2%		2,465,517	2,261,110	2,261,110	3/1/2022
	Redaptive, Inc.		Senior Secured	12.0%		4,945,798	4,731,157	4,731,157	12/1/2022
	Romaine Empire, Inc.		Senior Secured	11.0%	4.1%	2,998,694	2,849,563	2,849,563	2/1/2023
	Romaine Empire, Inc.		Senior Secured	12.3%	3.6%	2,993,011	2,939,760	2,939,760	2/1/2023
	Romaine Empire, Inc. Subtotal					5,991,705	5,789,323	5,789,323
	Saber es Poder, Inc.		Senior Secured	10.5%		218,251	218,932	218,932	5/1/2022
	Saber es Poder, Inc.		Senior Secured	10.5%		406,328	390,596	390,596	3/1/2022
	Saber es Poder, Inc. Subtotal					624,579	609,528	609,528
	Saltbox, Inc.		Senior Secured	12.3%		494,502	470,723	470,723	6/1/2023
	Strong Arm Technologies, Inc.		Senior Secured	12.0%		560,874	547,438	547,438	5/1/2021
	Sustainable Living Partners, LLC		Senior Secured	12.5%		4,945,506	4,233,601	4,233,601	8/1/2023
	TAE Technologies, Inc.		Senior Secured	12.5%		1,164,557	1,155,018	1,155,018	4/1/2021
	TAE Technologies, Inc.		Senior Secured	12.5%		4,321,612	4,245,134	4,245,134	3/1/2021
	TAE Technologies, Inc. Subtotal					5,486,169	5,400,152	5,400,152
	Terramera, Inc. ** ^		Senior Secured	12.0%		857,705	831,351	831,351	4/1/2021
	Terramera, Inc. ** ^		Senior Secured	12.0%		428,949	424,705	424,705	4/1/2021
	Terramera, Inc. ** ^ Subtotal					1,286,654	1,256,056	1,256,056
	Theatro Labs, Inc.		Senior Secured	12.0%		1,234,821	1,205,501	1,205,501	8/1/2022
	Thras.io, Inc.		Senior Secured	12.0%	47.3%	92,855	92,855	92,855	8/1/2024
	Thras.io, Inc.		Senior Secured	12.0%	47.4%	287,043	257,040	257,040	4/1/2024
	Thras.io, Inc.		Senior Secured	12.0%	47.3%	467,000	467,000	467,000	7/1/2024
	Thras.io, Inc.		Senior Secured	12.0%	45.1%	375,444	375,444	375,444	6/1/2024
	Thras.io, Inc.		Senior Secured	12.0%	45.1%	190,534	190,534	190,534	4/1/2024
	Thras.io, Inc.		Senior Secured	12.0%	45.1%	189,410	189,410	189,410	5/1/2024
	Thras.io, Inc.		Senior Secured	12.0%	45.1%	282,092	282,092	282,092	6/1/2024
	Thras.io, Inc. Subtotal					1,884,378	1,854,375	1,854,375
	UniEnergy Technologies LLC		Senior Secured	12.3%		1,996,593	1,836,912	1,414,989	12/1/2020
	Veev Group, Inc.		Senior Secured	12.5%		723,825	700,900	700,900	12/1/2021
	Veev Group, Inc.		Senior Secured	12.5%		1,236,721	1,071,046	1,071,046	6/1/2023
	Veev Group, Inc.		Senior Secured	12.5%		3,710,875	3,623,304	3,623,304	6/1/2023
	Veev Group, Inc. Subtotal					5,671,421	5,395,250	5,395,250
	Velo Holdings Limited		Senior Secured	12.0%		2,472,551	2,347,145	2,347,145	6/1/2022
	Virtuix Holdings, Inc.		Senior Secured	11.0%		111,103	110,357	72,483	7/1/2020
	Virtuix Holdings, Inc.		Senior Secured	12.3%		211,004	207,203	136,091	4/1/2022
	Virtuix Holdings, Inc. Subtotal					322,107	317,560	208,574
	Voodoo Manufacturing, Inc.		Senior Secured	12.0%		305,414	285,860	285,860	3/1/2022
	Wheels Labs, Inc.		Senior Secured	12.5%		4,320,312	4,195,490	4,195,490	8/1/2022
	Wine Plum, Inc.		Senior Secured	12.5%		988,885	947,268	947,268	9/1/2022
Other Technology Total		63.5%				$137,650,515	$129,951,803	$126,647,180

Security
	Axonius, Inc.		Senior Secured	12.0%		$314,350	$305,869	$305,869	9/1/2021
	Karamba Security Ltd. ** ^		Senior Secured	12.0%		1,083,402	968,528	968,528	12/1/2021

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Maturity Date
	Nok Nok Labs, Inc.		Senior Secured	12.5%		774,598	760,458	760,458	6/1/2022
	Nok Nok Labs, Inc.		Senior Secured	12.5%		212,231	202,852	202,852	12/1/2020
	Nok Nok Labs, Inc. Subtotal					986,829	963,310	963,310
	Safetrust Holdings, Inc.		Senior Secured	12.5%		266,432	252,465	252,465	6/1/2021
Security Total		1.2%				$2,651,013	$2,490,172	$2,490,172

Semiconductors & Equipment
	ETA Compute, Inc.		Senior Secured	10.5%		$45,885	$45,761	$45,761	8/1/2020
	ETA Compute, Inc.		Senior Secured	12.0%		1,037,709	1,007,149	1,007,149	11/1/2021
	ETA Compute, Inc. Subtotal					1,083,594	1,052,910	1,052,910
	Innophase, Inc.		Senior Secured	11.8%		1,593,032	1,577,041	1,577,041	6/1/2021
	Innophase, Inc.		Senior Secured	11.8%		3,714,909	3,639,255	3,639,255	6/1/2021
	Innophase, Inc. Subtotal					5,307,941	5,216,296	5,216,296
Semiconductors & Equipment Total		3.1%				$6,391,535	$6,269,206	$6,269,206

Software
	Alkanza Inc.		Senior Secured	18.0%		$332,684	$235,479	$69,646	*
	Aptible, Inc.		Senior Secured	11.8%		91,403	90,431	90,431	2/1/2021
	ArborMetrix, Inc.		Senior Secured	12.5%		1,483,636	1,401,236	1,401,236	6/1/2023
	ArborMetrix, Inc.		Senior Secured	11.5%		2,910,065	2,815,800	2,815,800	6/1/2022
	ArborMetrix, Inc.		Senior Secured	11.5%		831,812	831,812	831,812	6/1/2022
	ArborMetrix, Inc. Subtotal					5,225,513	5,048,848	5,048,848
	Blockdaemon, Inc.		Senior Secured	11.3%		148,696	139,359	139,359	8/1/2021
	Blockdaemon, Inc.		Senior Secured	11.3%		225,788	218,097	218,097	6/1/2022
	Blockdaemon, Inc. Subtotal					374,484	357,456	357,456
	Bloomboard, Inc.		Senior Secured	11.5%		2,498,239	1,651,360	627,219	*
	Canary Technologies Corporation		Senior Secured	11.5%		247,557	228,672	228,672	6/1/2023
	Censia Inc.		Senior Secured	11.0%		990,055	937,147	937,147	10/1/2022
	Cloudleaf, Inc.		Senior Secured	12.0%		1,484,508	1,360,372	1,360,372	8/1/2023
	Cloudleaf, Inc.		Senior Secured	12.0%		579,456	562,548	562,548	9/1/2021
	Cloudleaf, Inc. Subtotal					2,063,964	1,922,920	1,922,920
	DealPath, Inc.		Senior Secured	11.0%		777,338	767,387	767,387	5/1/2021
	Dynamics, Inc.		Senior Secured	12.5%		4,484,379	4,088,626	4,088,626	8/1/2021
	Eskalera, Inc.		Senior Secured	10.5%		990,784	950,628	950,628	3/1/2023
	Estify, Inc.		Senior Secured	18.0%		842,819	810,625	227,410	*
	Fortress IQ, Inc.		Senior Secured	11.3%		443,109	430,685	430,685	11/1/2021
	Gearbox Software, LLC		Senior Secured	11.0%		1,072,354	1,068,685	1,068,685	3/1/2021
	Gearbox Software, LLC		Senior Secured	11.0%		582,445	580,837	580,837	11/1/2020
	Gearbox Software, LLC		Senior Secured	11.0%		660,846	648,797	648,797	9/1/2020
	Gearbox Software, LLC Subtotal					2,315,645	2,298,319	2,298,319
	GoFormz, Inc.		Senior Secured	12.0%		566,875	548,180	548,180	11/1/2020
	ICX Media, Inc.		Senior Secured	12.5%		247,385	241,356	241,356	5/1/2023
	ICX Media, Inc.		Senior Secured	12.5%		437,048	409,004	409,004	5/1/2022
	ICX Media, Inc. Subtotal					684,433	650,360	650,360
	Invoice2Go, Inc.		Senior Secured	12.0%		989,059	975,431	975,431	11/1/2022
	Invoice2Go, Inc.		Senior Secured	12.0%		989,486	973,337	973,337	3/1/2023
	Invoice2Go, Inc.		Senior Secured	12.0%		989,779	943,482	943,482	6/1/2023
	Invoice2Go, Inc.		Senior Secured	12.0%		931,701	920,553	920,553	7/1/2022
	Invoice2Go, Inc.		Senior Secured	12.0%		813,948	739,479	739,479	3/1/2022
	Invoice2Go, Inc.		Senior Secured	11.8%		642,598	642,598	642,598	4/1/2021
	Invoice2Go, Inc.		Senior Secured	11.8%		749,638	749,638	749,638	4/1/2021
	Invoice2Go, Inc.		Senior Secured	12.0%		988,333	754,275	754,275	3/1/2024
	Invoice2Go, Inc.		Senior Secured	11.8%		749,578	738,544	738,544	4/1/2021
	Invoice2Go, Inc.		Senior Secured	11.8%		112,544	111,311	111,311	6/1/2020
	Invoice2Go, Inc. Subtotal					7,956,664	7,548,648	7,548,648

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Maturity Date
	Ipolipo, Inc.		Senior Secured	12.0%		2,101,963	1,999,077	1,376,718	6/1/2022
	Loft, Inc.		Senior Secured	11.8%		434,131	421,079	421,079	9/1/2021
	Lucideus, Inc.		Senior Secured	12.0%		494,836	453,776	453,776	2/1/2023
	Medable, Inc.		Senior Secured	12.0%		989,590	970,771	970,771	2/1/2023
	Medable, Inc.		Senior Secured	12.0%		1,978,940	1,832,432	1,832,432	2/1/2023
	Medable, Inc. Subtotal					2,968,530	2,803,203	2,803,203
	Metarail, Inc.		Senior Secured	12.0%		648,564	629,686	189,727	6/1/2022
	Metawave Corporation		Senior Secured	12.0%		859,320	833,192	833,192	7/1/2022
	Migo Money, Inc. ** ^		Senior Secured	12.0%		74,832	74,010	74,010	7/1/2020
	Migo Money, Inc. ** ^		Senior Secured	12.5%		407,368	407,367	407,367	3/1/2022
	Migo Money, Inc. ** ^		Senior Secured	12.3%		542,392	513,903	513,903	12/1/2021
	Migo Money, Inc. ** ^ Subtotal					1,024,592	995,280	995,280
	OrderGroove, Inc.		Senior Secured	12.0%		1,236,449	1,216,208	1,216,208	6/1/2023
	OrderGroove, Inc.		Senior Secured	12.0%		1,236,732	1,214,728	1,214,728	6/1/2023
	OrderGroove, Inc.		Senior Secured	12.0%		2,471,253	2,364,151	2,364,151	6/1/2023
	OrderGroove, Inc. Subtotal					4,944,434	4,795,087	4,795,087
	Owl Cameras, Inc.		Senior Secured	18.0%		804,813	509,933	472,537	*
	PlushCare, Inc.		Senior Secured	11.8%		873,310	837,514	837,514	5/1/2022
	PlushCare, Inc.		Senior Secured	11.8%		655,526	643,207	643,207	5/1/2022
	PlushCare, Inc. Subtotal					1,528,836	1,480,721	1,480,721
	PrivCo Holdings, Inc.		Senior Secured	12.0%		198,771	193,690	103,550	2/1/2021
	Reciprocity, Inc.		Senior Secured	12.0%		1,286,133	1,147,974	1,147,974	3/1/2023
	Resilio, Inc.		Senior Secured	12.8%		125,188	125,188	125,188	5/1/2021
	Resilio, Inc.		Senior Secured	12.8%		108,418	97,098	97,098	3/1/2021
	Resilio, Inc. Subtotal					233,606	222,286	222,286
	Splitwise, Inc.		Senior Secured	12.3%		494,607	470,782	470,782	12/1/2022
	Stitch Labs, Inc.		Senior Secured	12.3%		677,397	666,501	460,277	6/1/2022
	Stitch Labs, Inc.		Senior Secured	12.0%		1,175,990	1,115,165	770,117	2/1/2022
	Stitch Labs, Inc. Subtotal					1,853,387	1,781,666	1,230,394
	Swivel, Inc.		Senior Secured	12.0%		234,504	234,504	234,504	10/1/2022
	Swivel, Inc.		Senior Secured	12.0%		221,456	207,466	207,466	8/1/2022
	Swivel, Inc. Subtotal					455,960	441,970	441,970
	Swrve, Inc.		Senior Secured	11.8%		537,005	530,749	530,749	11/1/2020
	The/Studio Technologies, Inc.		Senior Secured	11.0%		83,736	82,793	82,793	6/1/2020
	Trendalytics Innovation Labs, Inc.		Senior Secured	12.8%		270,942	246,498	201,378	6/1/2022
	Truthset, Inc.		Senior Secured	10.5%		371,627	371,627	371,627	5/1/2023
	Truthset, Inc.		Senior Secured	10.5%		371,541	340,997	340,997	2/1/2023
	Truthset, Inc. Subtotal					743,168	712,624	712,624
	VenueNext, Inc.		Senior Secured	18.0%		1,961,550	1,883,633	1,696,493	*
	Venuetize, LLC		Senior Secured	12.3%		194,670	179,119	179,119	4/1/2022
	Vuemix, Inc.		Senior Secured	11.3%		72,949	71,949	71,949	11/1/2020
	Workspot, Inc.		Senior Secured	12.0%		471,495	447,745	447,745	9/1/2021
	Workspot, Inc.		Senior Secured	12.0%		720,715	671,769	671,769	8/1/2022
	Workspot, Inc.		Senior Secured	12.0%		84,580	83,475	83,475	6/1/2020
	Workspot, Inc.		Senior Secured	12.0%		246,339	244,370	244,370	12/1/2020
	Workspot, Inc.		Senior Secured	12.0%		742,126	724,043	724,043	10/1/2022
	Workspot, Inc. Subtotal					2,265,255	2,171,402	2,171,402
	Xeeva, Inc.		Senior Secured	12.0%		371,088	370,180	370,180	7/1/2020
Software Total		25.2%				$57,718,791	$53,994,120	$50,247,545

Technology Services
	AirHelp, Inc.		Senior Secured	10.0%		$92,537	$92,105	$92,105	5/1/2020
	AirHelp, Inc.		Senior Secured	10.0%		91,786	91,550	91,550	7/1/2020
	AirHelp, Inc.		Senior Secured	10.0%		158,889	158,197	158,197	10/1/2020
	AirHelp, Inc. Subtotal					343,212	341,852	341,852

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Maturity Date
	Akademos, Inc.		Junior Secured	13.5%	1.5%	202,608	196,553	196,553	8/1/2020
	Blazent, Inc.		Senior Secured	12.0%		1,554,190	1,130,110	435,702	*
	Blue Technologies Limited ** ^		Senior Secured	11.0%		18,753	18,704	18,704	4/1/2020
	Callisto Media, Inc.		Senior Secured	10.0%		347,101	346,350	346,350	9/1/2020
	Callisto Media, Inc.		Senior Secured	10.0%		439,311	438,179	438,179	6/1/2020
	Callisto Media, Inc.		Senior Secured	10.0%		514,237	512,653	512,653	12/1/2020
	Callisto Media, Inc.		Senior Secured	10.0%		677,238	674,529	674,529	3/1/2021
	Callisto Media, Inc.		Senior Secured	10.0%		2,970,469	2,862,589	2,862,589	12/1/2021
	Callisto Media, Inc.		Senior Secured	10.0%		2,972,598	2,924,981	2,924,981	9/1/2022
	Callisto Media, Inc.		Senior Secured	10.3%		2,478,241	2,190,696	2,190,696	6/1/2023
	Callisto Media, Inc.		Senior Secured	10.0%		2,478,473	2,428,152	2,428,152	9/1/2023
	Callisto Media, Inc.		Senior Secured	10.0%		2,971,928	2,934,734	2,934,734	6/1/2022
	Callisto Media, Inc.		Senior Secured	10.0%		2,971,205	2,939,673	2,939,673	3/1/2022
	Callisto Media, Inc. Subtotal					18,820,801	18,252,536	18,252,536
	CloudIQ Ltd. ** ^		Senior Secured	12.0%		465,193	465,194	413,367	4/1/2021
	CloudIQ Ltd. ** ^		Senior Secured	12.0%		363,129	363,129	322,672	1/1/2021
	CloudIQ Ltd. ** ^		Senior Secured	12.0%		328,398	315,513	280,361	12/1/2020
	CloudIQ Ltd. ** ^ Subtotal					1,156,720	1,143,836	1,016,400
	Dolly, Inc.		Senior Secured	12.0%		591,692	581,023	581,023	5/1/2021
	Keyo AI Inc.		Senior Secured	10.0%		390,674	373,475	373,475	2/1/2022
	Klar Holdings Limited ** ^		Senior Secured	12.5%		247,262	199,346	199,346	10/1/2022
	Leap Services, Inc.		Senior Secured	12.0%		451,635	432,328	432,328	6/1/2022
	Liftit, Inc. ** ^		Senior Secured	12.0%		494,633	485,823	485,823	10/1/2022
	Liftit, Inc. ** ^		Senior Secured	12.0%		480,317	448,866	448,866	8/1/2022
	Liftit, Inc. ** ^ Subtotal					974,950	934,689	934,689
	Loansnap Holdings Inc. **		Senior Secured	11.0%		2,483,237	2,389,790	2,389,790	6/1/2022
	PayJoy, Inc. **		Senior Secured	10.0%		591,576	575,538	575,538	8/1/2021
	Relimetrics, Inc.		Senior Secured	11.3%		282,148	272,064	272,064	1/1/2022
	Riffyn, Inc.		Senior Secured	11.5%		430,233	421,411	421,411	3/1/2021
	Riffyn, Inc.		Senior Secured	11.5%		265,158	262,531	262,531	6/1/2021
	Riffyn, Inc. Subtotal					695,391	683,942	683,942
	Solugen, Inc.		Senior Secured	11.0%		2,475,763	2,306,418	2,306,418	1/1/2023
	Solugen, Inc.		Senior Secured	11.0%		1,238,118	1,216,071	1,216,071	1/1/2023
	Solugen, Inc. Subtotal					3,713,881	3,522,489	3,522,489
	Thrive Financial, Inc. **		Senior Secured	11.5%		989,725	938,096	938,096	10/1/2022
	TrueFacet, Inc.		Senior Secured	18.0%		871,610	839,387	23,263	*
	Zeel Networks, Inc.		Senior Secured	11.0%		2,531,182	2,423,460	2,156,953	3/1/2022
Technology Services Total		16.7%				$36,911,247	$35,249,218	$33,344,743

Wireless
	AirVine Scientific, Inc.		Senior Secured	12.0%		$120,163	$117,131	$117,131	9/1/2022
	AirVine Scientific, Inc.		Senior Secured	12.0%		123,675	116,401	116,401	9/1/2022
	AirVine Scientific, Inc. Subtotal					243,838	233,532	233,532
	Nextivity, Inc.		Senior Secured	12.0%		2,506,961	2,506,849	2,506,849	6/1/2021
	Nextivity, Inc.		Senior Secured	12.0%		683,871	683,871	683,871	6/1/2021
	Nextivity, Inc. Subtotal					3,190,832	3,190,720	3,190,720
	Parallel Wireless, Inc.		Senior Secured	11.8%		132,587	132,291	132,291	4/1/2020
	Parallel Wireless, Inc.		Senior Secured	11.8%		3,218,054	3,145,690	3,145,690	8/1/2023
	Parallel Wireless, Inc.		Senior Secured	11.8%		6,434,738	6,047,552	6,047,552	6/1/2023
	Parallel Wireless, Inc.		Senior Secured	11.8%		386,326	384,916	384,916	10/1/2020
	Parallel Wireless, Inc.		Senior Secured	11.8%		3,217,115	3,144,307	3,144,307	9/1/2023
	Parallel Wireless, Inc. Subtotal					13,388,820	12,854,756	12,854,756
Wireless Total		8.1%				$16,823,490	$16,279,008	$16,279,008
Grand Total		182.2%				$405,080,361	$384,474,328	$363,541,670

* As of March 31, 2020, loans with a cost basis of $21.0 million and a fair value of $13.5 million were classified as non-accrual. These loans have been accelerated from their original maturity and are due in their entirety. During the period for which these loans have been on non-accrual status, no interest income has been recognized.

** Indicates assets that the Fund deems “non-qualifying assets.” As of March 31, 2020, 11.1% of the Fund’s total assets represented non-qualifying assets. Under Section 55(a) of the 1940 Act, the Fund is prohibited from acquiring any additional non-qualifying assets unless, at the time of acquisition, certain specified qualifying assets (e.g., securities issued by an “eligible portfolio company, ” as defined in Section 2(a)(46)) represent at least 70% of its total assets. As part of this calculation, the numerator consists of the value of the Fund’s investments in all eligible portfolio companies and the denominator consists of total assets less those assets described in Section 55(a)(7) of the 1940 Act.

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
As of March 31, 2020, all loans were made to non-affiliates.

See notes to condensed financial statements.

VENTURE LENDING & LEASING VIII, INC.

CONDENSED SCHEDULE OF INVESTMENTS (UNAUDITED)
AS OF DECEMBER 31, 2019

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Maturity Date

Biotechnology
	Antheia, Inc.		Senior Secured	11.5%		$1,483,639	$1,408,221	$1,408,221	12/1/2022
	Antheia, Inc.		Senior Secured	11.5%		1,485,034	1,457,222	1,457,222	12/1/2022
	Antheia, Inc. Subtotal					2,968,673	2,865,443	2,865,443
	Orpheus Therapeutics, Inc.		Senior Secured	18.0%		178,510	174,288	—	*
	Quartzy, Inc.		Senior Secured	12.0%		742,489	624,980	624,980	8/1/2023
Biotechnology Total		1.7%				$3,889,672	$3,664,711	$3,490,423

Computers & Storage
	Canary Connect, Inc.		Senior Secured	12.8%		$577,487	$509,119	$509,119	12/1/2020
	Canary Connect, Inc.		Senior Secured	12.8%		2,472,801	2,370,284	2,370,284	3/1/2023
	Canary Connect, Inc. Subtotal					3,050,288	2,879,403	2,879,403
	Rigetti & Co., Inc.		Senior Secured	9.0%	2.8%	194,537	194,122	194,122	1/1/2020
Computers & Storage Total		1.5%				$3,244,825	$3,073,525	$3,073,525

Enterprise Networking
	SnapRoute, Inc.		Senior Secured	18.0%		$2,556,019	$112,500	$112,500	*
Enterprise Networking Total		—%				$2,556,019	$112,500	$112,500

Internet
	Ainsly, Inc. ** ^		Senior Secured	12.5%		$247,301	$247,301	$247,301	8/1/2022
	Ainsly, Inc. ** ^		Senior Secured	12.5%		741,853	677,056	677,056	8/1/2022
	Ainsly, Inc. ** ^ Subtotal					989,154	924,357	924,357
	Amino Payments, Inc.		Senior Secured	10.8%		981,305	921,304	921,304	3/1/2022
	Bombfell, Inc.		Senior Secured	11.0%		656,522	647,811	647,811	10/1/2021
	Cesium, Inc.		Senior Secured	10.3%		247,773	228,311	228,311	1/1/2023
	Cesium, Inc.		Senior Secured	10.3%		123,007	120,175	120,175	1/1/2023
	Cesium, Inc. Subtotal					370,780	348,486	348,486
	Clearsurance, Inc.		Senior Secured	10.5%		720,282	711,977	711,977	9/1/2021
	Clearsurance, Inc.		Senior Secured	10.0%		526,436	512,822	512,822	3/1/2021
	Clearsurance, Inc. Subtotal					1,246,718	1,224,799	1,224,799
	Daily Muse, Inc.		Senior Secured	11.0%		2,086,312	2,065,303	2,065,303	12/1/2021
	Daily Muse, Inc.		Senior Secured	11.0%		2,085,902	2,019,749	2,019,749	12/1/2021
	Daily Muse, Inc. Subtotal					4,172,214	4,085,052	4,085,052
	FindShadow, PBC		Senior Secured	11.5%		582,658	552,638	552,638	4/1/2022
	FLYR, Inc.		Senior Secured	11.5%		1,082,930	1,014,161	1,014,161	9/1/2021
	FLYR, Inc.		Senior Secured	11.8%		2,110,021	2,075,718	2,075,718	1/1/2022
	FLYR, Inc. Subtotal					3,192,951	3,089,879	3,089,879
	iZENEtech, Inc. ** ^		Senior Secured	11.0%		2,269,997	2,207,408	2,207,408	1/1/2021
	iZENEtech, Inc. ** ^		Senior Secured	11.0%		3,073,836	3,037,773	3,037,773	6/1/2021
	iZENEtech, Inc. ** ^ Subtotal					5,343,833	5,245,181	5,245,181
	Lenddo International ** ^		Senior Secured	12.0%		930,483	900,030	900,030	1/1/2021
	Linden Research Inc.		Senior Secured	12.0%		2,472,688	2,376,994	2,376,994	6/1/2022
	Linden Research Inc.		Senior Secured	12.0%		2,474,661	2,474,661	2,474,661	6/1/2022
	Linden Research Inc.		Senior Secured	11.0%		902,820	888,448	888,448	3/1/2022
	Linden Research Inc.		Senior Secured	11.0%		4,324,395	4,151,813	4,151,813	9/1/2021
	Linden Research Inc. Subtotal					10,174,564	9,891,916	9,891,916
	Lukla, Inc.		Senior Secured	12.5%		494,770	411,213	411,213	12/1/2022

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Maturity Date
	Marley Spoon, Inc. **^		Senior Secured	12.0%	2.5%	3,712,354	2,605,484	2,605,484	5/1/2023
	Masse, Inc.		Senior Secured	11.5%		371,266	340,411	340,411	10/1/2022
	Masse, Inc.		Senior Secured	11.5%		371,367	362,237	362,237	1/1/2023
	Masse, Inc. Subtotal					742,633	702,648	702,648
	Merchbar, Inc.		Senior Secured	11.8%		494,959	458,681	458,681	3/1/2023
	MyPizza Technologies, Inc.		Senior Secured	11.5%		4,949,181	4,687,371	4,687,371	12/1/2022
	MyPizza Technologies, Inc.		Senior Secured	11.5%		2,474,878	2,419,067	2,419,067	2/1/2023
	MyPizza Technologies, Inc. Subtotal					7,424,059	7,106,438	7,106,438
	Nimble Rx, Inc.		Senior Secured	12.0%		1,237,263	1,068,622	1,068,622	2/1/2023
	Osix Corporation		Senior Secured	12.3%		81,469	71,706	71,706	12/1/2021
	Protecht, Inc.		Senior Secured	12.5%		814,144	782,670	782,670	12/1/2021
	Relay Network, LLC		Senior Secured	8.0%	4.4%	355,319	350,310	350,310	9/1/2020
	Relay Network, LLC		Senior Secured	8.0%	4.4%	355,349	353,403	353,403	9/1/2020
	Relay Network, LLC Subtotal					710,668	703,713	703,713
	Serface Care, Inc.		Senior Secured	12.3%		218,620	213,640	161,632	2/1/2022
	Serface Care, Inc.		Senior Secured	12.3%		655,700	617,093	466,871	2/1/2022
	Serface Care, Inc. Subtotal					874,320	830,733	628,503
	Spot.IM, Ltd. ** ^		Senior Secured	11.8%		46,419	45,732	45,732	5/1/2020
	Spot.IM, Ltd. ** ^		Senior Secured	12.5%		46,752	46,415	46,415	5/1/2020
	Spot.IM, Ltd. ** ^ Subtotal					93,171	92,147	92,147
	SpotOn Computing, Inc.		Senior Secured	18.0%		1,893,528	1,853,788	944,730	*
	Stay Alfred, Inc.		Senior Secured	11.8%		5,249,888	5,109,248	5,109,248	12/1/2021
	Stay Alfred, Inc.		Senior Secured	12.0%		4,948,899	4,567,733	4,567,733	7/1/2023
	Stay Alfred, Inc. Subtotal					10,198,787	9,676,981	9,676,981
	Tango Card, Inc.		Senior Secured	12.0%		595,825	591,279	591,279	11/1/2020
	Thrive Market, Inc.		Senior Secured	12.3%		6,444,148	6,285,233	6,285,233	4/1/2022
	Verishop, Inc.		Senior Secured	12.0%		2,470,833	2,419,085	2,419,085	12/1/2023
	Verishop, Inc.		Senior Secured	12.0%		2,474,370	2,315,633	2,315,633	12/1/2023
	Verishop, Inc. Subtotal					4,945,203	4,734,718	4,734,718
Internet Total		31.3%				$69,398,483	$65,807,507	$64,696,219

Medical Devices
	Ablacon, Inc.		Senior Secured	11.0%		$2,476,651	$2,318,784	$2,318,784	3/1/2023
	Anutra Medical, Inc.		Senior Secured	12.0%		247,474	234,112	234,112	10/1/2022
	CytoVale, Inc.		Senior Secured	12.0%		469,059	461,375	461,375	7/1/2022
	CytoVale, Inc.		Senior Secured	12.0%		570,096	561,077	561,077	6/1/2022
	CytoVale, Inc.		Senior Secured	12.0%		520,387	491,789	491,789	3/1/2022
	CytoVale, Inc. Subtotal					1,559,542	1,514,241	1,514,241
	Medrobotics Corporation, Inc.		Senior Secured	12.0%		9,879,965	8,717,603	8,717,603	6/1/2021
	NeuMoDx Molecular, Inc.		Senior Secured	12.0%		2,969,338	2,893,992	2,893,992	4/1/2023
	NeuMoDx Molecular, Inc.		Senior Secured	12.0%		3,459,382	3,247,068	3,247,068	4/1/2023
	NeuMoDx Molecular, Inc.		Senior Secured	12.0%		3,462,834	3,402,907	3,402,907	4/1/2023
	NeuMoDx Molecular, Inc. Subtotal					9,891,554	9,543,967	9,543,967
	RadiAction Ltd. ** ^		Senior Secured	11.5%		752,784	722,644	722,644	10/1/2021
	RadiAction Ltd. ** ^		Senior Secured	11.5%		932,119	917,074	917,074	4/1/2022
	RadiAction Ltd. ** ^ Subtotal					1,684,903	1,639,718	1,639,718
	Renovia, Inc.		Senior Secured	10.5%		7,221,453	7,130,316	7,130,316	3/1/2022
	Renovia, Inc.		Senior Secured	10.5%		1,250,163	1,173,718	1,173,718	6/1/2021
	Renovia, Inc.		Senior Secured	11.0%		394,841	392,580	392,580	11/1/2020
	Renovia, Inc.		Senior Secured	11.0%		220,276	217,530	217,530	6/1/2020
	Renovia, Inc. Subtotal					9,086,733	8,914,144	8,914,144
Medical Devices Total		15.9%				$34,826,822	$32,882,569	$32,882,569

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Maturity Date
Other Healthcare
	4G Clinical LLC		Senior Secured	11.0%		$255,880	$252,650	$252,650	7/1/2020
	Caredox, Inc.		Senior Secured	11.8%		941,631	909,177	909,177	10/1/2021
	Clover Health Investments Corporation		Senior Secured	11.3%		9,417,408	9,417,408	9,417,408	10/1/2022
	Clover Health Investments Corporation		Senior Secured	11.0%		14,722,192	14,722,192	14,722,192	3/1/2022
	Clover Health Investments Corporation Subtotal					24,139,600	24,139,600	24,139,600
	Discover Echo, Inc.		Senior Secured	11.0%		321,838	310,782	310,782	12/1/2020
	Emerald Cloud Lab, Inc.		Senior Secured	11.8%		1,989,609	1,845,817	1,845,817	12/1/2021
	GoForward, Inc.		Senior Secured	11.5%		6,188,651	5,511,946	5,511,946	9/1/2023
	Hello Heart Inc.		Senior Secured	10.8%		657,496	634,941	634,941	7/1/2021
	Hello Heart Inc.		Senior Secured	10.8%		1,127,717	1,112,932	1,112,932	10/1/2021
	Hello Heart Inc.		Senior Secured	11.0%		1,238,420	1,152,819	1,152,819	4/1/2023
	Hello Heart Inc. Subtotal					3,023,633	2,900,692	2,900,692
	HumanAPI, Inc.		Senior Secured	11.8%		1,484,721	1,392,560	1,392,560	10/1/2022
	HumanAPI, Inc.		Senior Secured	11.8%		495,054	485,090	485,090	1/1/2023
	HumanAPI, Inc. Subtotal					1,979,775	1,877,650	1,877,650
	MD Revolution, Inc.		Senior Secured	12.5%		139,624	138,801	138,801	3/1/2020
	mPharma Data, Inc. ** ^		Senior Secured	10.0%		135,340	133,045	133,045	11/1/2020
	mPharma Data, Inc. ** ^		Senior Secured	10.0%		181,549	180,264	180,264	3/1/2021
	mPharma Data, Inc. ** ^		Senior Secured	10.0%		2,156,367	2,111,258	2,111,258	11/1/2021
	mPharma Data, Inc. ** ^ Subtotal					2,473,256	2,424,567	2,424,567
	Myolex, Inc.		Senior Secured	18.0%		762,531	726,537	238,967	*
	Naked Biome, Inc.		Senior Secured	12.0%		651,850	635,826	453,520	3/1/2021
	Robin Care, Inc.		Senior Secured	11.5%		816,636	777,359	777,359	7/1/2021
	Sparta Software Corporation		Senior Secured	11.5%	2.2%	483,127	465,420	465,420	5/1/2022
	Sparta Software Corporation		Senior Secured	10.0%	2.5%	42,282	41,691	41,691	6/1/2020
	Sparta Software Corporation Subtotal					525,409	507,111	507,111
	Therapydia, Inc.		Senior Secured	11.5%		268,581	250,097	250,097	8/1/2022
	Therapydia, Inc.		Senior Secured	11.5%		296,807	290,255	290,255	12/1/2022
	Therapydia, Inc.		Senior Secured	12.0%	1.7%	124,078	114,084	114,084	3/1/2023
	Therapydia, Inc.		Senior Secured	11.5%		296,837	289,983	289,983	1/1/2023
	Therapydia, Inc.		Senior Secured	12.5%	1.7%	123,953	123,953	123,953	6/1/2023
	Therapydia, Inc. Subtotal					1,110,256	1,068,372	1,068,372
	Zillion Group, Inc.		Senior Secured	12.0%		431,509	428,038	189,940	12/1/2020
	Zillion Group, Inc.		Senior Secured	12.0%		257,943	253,831	112,636	7/1/2020
	Zillion Group, Inc. Subtotal					689,452	681,869	302,576
Other Healthcare Total		21.1%				$46,009,631	$44,708,756	$43,659,587

Other Technology
	8i Corporation		Senior Secured	11.8%		$1,191,490	$1,173,344	$1,173,344	12/1/2020
	Abiquo Group, Inc. ** ^		Senior Secured	12.0%		330,055	316,725	316,725	7/1/2021
	Aclima, Inc.		Senior Secured	12.0%		2,487,792	2,434,107	2,434,107	*
	Antitoxin Technologies Inc. ** ^		Senior Secured	11.5%		495,198	458,025	458,025	9/1/2022
	Apollo Flight Research Inc.		Senior Secured	11.0%		495,063	474,151	474,151	6/1/2022
	AvantStay, Inc.		Senior Secured	11.0%		990,006	950,647	950,647	6/1/2022
	Beanfields, PBC		Senior Secured	12.5%		865,388	811,782	811,782	3/1/2023
	BloomLife, Inc.		Senior Secured	12.0%		44,885	44,433	44,433	4/1/2020
	Brightside Benefit, Inc.		Senior Secured	12.4%		989,026	970,529	970,529	3/1/2023
	Brightside Benefit, Inc.		Senior Secured	12.1%		689,624	649,139	649,139	9/1/2022
	Brightside Benefit, Inc. Subtotal					1,678,650	1,619,668	1,619,668
	BW Industries, Inc.		Senior Secured	11.8%		1,979,819	1,757,319	1,757,319	5/1/2023
	BW Industries, Inc.		Senior Secured	11.8%		1,979,730	1,927,230	1,927,230	6/1/2023
	BW Industries, Inc. Subtotal					3,959,549	3,684,549	3,684,549

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Maturity Date
	Consumer Physics, Inc. ** ^		Senior Secured	11.0%		822,854	787,630	729,155	1/1/2022
	DOSH Holdings, Inc.		Senior Secured	11.0%		1,237,779	1,218,953	1,218,953	6/1/2022
	DOSH Holdings, Inc.		Senior Secured	11.0%		4,949,699	4,743,973	4,743,973	6/1/2022
	DOSH Holdings, Inc. Subtotal					6,187,478	5,962,926	5,962,926
	Eguana Technologies, Inc. ** ^		Senior Secured	12.5%		1,926,928	1,881,900	1,881,900	2/1/2022
	ESM Group International , Inc.		Senior Secured	12.0%		445,808	417,698	417,698	12/1/2021
	Fitplan, Inc. ** ^		Senior Secured	12.5%		225,795	225,795	225,795	3/1/2022
	Fitplan, Inc. ** ^		Senior Secured	12.5%		677,222	647,498	647,498	3/1/2022
	Fitplan, Inc. ** ^		Senior Secured	12.5%		451,727	437,617	437,617	3/1/2022
	Fitplan, Inc. ** ^ Subtotal					1,354,744	1,310,910	1,310,910
	Flo Water, Inc.		Senior Secured	11.5%		64,052	62,946	62,946	5/1/2020
	Flo Water, Inc.		Senior Secured	11.4%		548,207	533,916	533,916	5/1/2021
	Flo Water, Inc. Subtotal					612,259	596,862	596,862
	Gap Year Global, Inc.		Senior Secured	18.0%		90,768	86,359	—	*
	Heartwork, Inc.		Senior Secured	18.0%		379,462	371,981	73,494	*
	Higher Ground Education, Inc.		Senior Secured	12.5%		2,471,753	2,313,925	2,313,925	1/1/2023
	Higher Ground Education, Inc.		Senior Secured	12.5%		494,598	483,148	483,148	5/1/2023
	Higher Ground Education, Inc.		Senior Secured	12.5%		494,718	482,359	482,359	8/1/2023
	Higher Ground Education, Inc.		Senior Secured	12.5%		1,483,595	1,450,927	1,450,927	4/1/2023
	Higher Ground Education, Inc. Subtotal					4,944,664	4,730,359	4,730,359
	Hint, Inc.		Senior Secured	11.0%		1,321,439	1,277,918	1,277,918	3/1/2021
	Hint, Inc.		Senior Secured	11.0%		1,724,265	1,610,424	1,610,424	8/1/2021
	Hint, Inc.		Senior Secured	11.0%		1,644,377	1,644,377	1,644,377	7/1/2021
	Hint, Inc. Subtotal					4,690,081	4,532,719	4,532,719
	June Life, Inc.		Senior Secured	11.8%		129,682	128,895	128,895	3/1/2020
	June Life, Inc.		Senior Secured	11.8%		129,691	129,319	129,319	3/1/2020
	June Life, Inc. Subtotal					259,373	258,214	258,214
	Kobo360, Inc. ** ^		Senior Secured	11.3%		188,120	188,120	188,120	9/1/2020
	Kobo360, Inc. ** ^		Senior Secured	11.3%		127,168	125,342	125,342	6/1/2020
	Kobo360, Inc. ** ^ Subtotal					315,288	313,462	313,462
	Kogniz, Inc.		Senior Secured	12.8%		271,626	225,274	225,274	9/1/2021
	LanzaTech New Zealand Ltd.		Senior Secured	13.0%		355,735	351,225	351,225	3/1/2020
	LanzaTech New Zealand Ltd.		Senior Secured	13.0%		1,033,301	1,027,200	1,027,200	9/1/2020
	LanzaTech New Zealand Ltd.		Senior Secured	13.3%		1,336,381	1,328,045	1,328,045	3/1/2021
	LanzaTech New Zealand Ltd. Subtotal					2,725,417	2,706,470	2,706,470
	Make School, Inc.		Senior Secured	11.3%		690,328	667,484	667,484	8/1/2021
	Neuehouse, LLC		Senior Secured	12.0%		1,750,000	1,297,265	1,297,265	*
	Nevada Nanotech Systems, Inc.		Senior Secured	12.0%		628,788	595,193	595,193	6/1/2021
	NewGlobe Schools, Inc.		Senior Secured	12.5%		3,954,583	3,784,146	3,784,146	8/1/2022
	Northern Quinoa Production Corporation ** ^		Senior Secured	12.0%		6,904,047	6,577,787	6,577,787	5/1/2022
	Noteleaf, Inc.		Senior Secured	11.0%		489,249	485,228	485,228	9/1/2020
	Noteleaf, Inc.		Senior Secured	12.5%		1,483,247	1,404,471	1,404,471	4/1/2023
	Noteleaf, Inc. Subtotal					1,972,496	1,889,699	1,889,699
	Opya, Inc.		Senior Secured	12.0%		989,594	936,064	936,064	1/1/2023
	Opya, Inc.		Senior Secured	12.0%		260,121	251,996	251,996	4/1/2021
	Opya, Inc. Subtotal					1,249,715	1,188,060	1,188,060
	PDQ Enterprises LLC **		Senior Secured	11.0%		1,597,950	1,583,889	1,583,890	2/1/2021
	Percepto Robotics, Ltd. ** ^		Senior Secured	12.5%		220,862	217,253	217,253	8/1/2020
	Percepto Robotics, Ltd. ** ^		Senior Secured	12.5%		129,824	128,631	128,631	12/1/2020
	Percepto Robotics, Ltd. ** ^ Subtotal					350,686	345,884	345,884
	Percepto, Inc.		Senior Secured	11.8%		1,485,000	1,390,197	1,390,197	11/1/2022
	Pitzi, Ltd. ** ^		Senior Secured	12.0%		494,932	337,890	337,890	11/1/2023
	PLAE, Inc.		Senior Secured	9.0%	3.2%	621,378	613,950	365,026	12/1/2020

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Maturity Date
	Plant Prefab, Inc.		Senior Secured	11.0%		436,815	429,152	429,152	2/1/2022
	Plant Prefab, Inc.		Senior Secured	11.0%		436,736	408,403	408,403	2/1/2022
	Plant Prefab, Inc.		Senior Secured	11.0%		495,230	485,444	485,444	8/1/2022
	Plant Prefab, Inc. Subtotal					1,368,781	1,322,999	1,322,999
	Platform Science, Inc.		Senior Secured	12.0%		1,092,405	1,025,274	1,025,274	2/1/2022
	Plenty Unlimited, Inc.		Senior Secured	9.0%	9.4%	720,381	715,351	715,351	3/1/2021
	Plenty Unlimited, Inc.		Senior Secured	9.0%	11.7%	669,055	657,374	657,374	1/1/2021
	Plenty Unlimited, Inc.		Senior Secured	9.0%	11.7%	2,129,724	2,074,807	2,074,807	9/1/2021
	Plenty Unlimited, Inc. Subtotal					3,519,160	3,447,532	3,447,532
	Plethora, Inc.		Senior Secured	11.2%		2,666,486	2,426,198	2,426,198	3/1/2022
	Redaptive, Inc.		Senior Secured	12.0%		4,947,392	4,702,878	4,702,878	12/1/2022
	Romaine Empire, Inc.		Senior Secured	12.3%	3.6%	2,984,037	2,923,783	2,923,783	2/1/2023
	Romaine Empire, Inc.		Senior Secured	11.0%	4.1%	2,989,549	2,821,203	2,821,203	2/1/2023
	Romaine Empire, Inc. Subtotal					5,973,586	5,744,986	5,744,986
	Saber es Poder, Inc.		Senior Secured	10.5%		240,399	241,229	241,229	5/1/2022
	Saber es Poder, Inc.		Senior Secured	10.5%		451,402	431,977	431,977	3/1/2022
	Saber es Poder, Inc. Subtotal					691,801	673,206	673,206
	Saltbox, Inc.		Senior Secured	12.3%		494,667	468,114	468,114	6/1/2023
	SkyKick, Inc.		Senior Secured	10.5%		179,654	178,576	178,576	10/1/2020
	SkyKick, Inc.		Senior Secured	10.5%		196,798	195,475	195,475	11/1/2020
	SkyKick, Inc.		Senior Secured	10.5%		329,036	325,320	325,320	6/1/2020
	SkyKick, Inc.		Senior Secured	11.0%		4,949,290	4,766,396	4,766,396	6/1/2022
	SkyKick, Inc. Subtotal					5,654,778	5,465,767	5,465,767
	Strong Arm Technologies, Inc.		Senior Secured	12.0%		671,229	652,092	652,092	5/1/2021
	Sustainable Living Partners, LLC		Senior Secured	12.5%		4,947,179	4,164,487	4,164,487	8/1/2023
	TAE Technologies, Inc.		Senior Secured	12.5%		5,320,565	5,205,605	5,205,605	3/1/2021
	TAE Technologies, Inc.		Senior Secured	12.5%		1,411,739	1,397,787	1,397,787	4/1/2021
	TAE Technologies, Inc. Subtotal					6,732,304	6,603,392	6,603,392
	Terramera, Inc. ** ^		Senior Secured	12.0%		520,302	514,091	514,091	4/1/2021
	Terramera, Inc. ** ^		Senior Secured	12.0%		1,040,372	1,001,921	1,001,921	4/1/2021
	Terramera, Inc. ** ^ Subtotal					1,560,674	1,516,012	1,516,012
	Theatro Labs, Inc.		Senior Secured	12.0%		1,343,387	1,308,538	1,308,538	8/1/2022
	Thras.io, Inc.		Senior Secured	12.0%	47.3%	457,896	457,896	457,896	7/1/2024
	Thras.io, Inc.		Senior Secured	12.0%	47.4%	281,514	250,101	250,101	4/1/2024
	Thras.io, Inc.		Senior Secured	12.0%	45.1%	368,336	368,336	368,336	6/1/2024
	Thras.io, Inc.		Senior Secured	12.0%	45.1%	276,852	276,852	276,852	6/1/2024
	Thras.io, Inc.		Senior Secured	12.0%	45.1%	186,943	186,943	186,943	4/1/2024
	Thras.io, Inc.		Senior Secured	12.0%	47.3%	91,070	91,070	91,070	8/1/2024
	Thras.io, Inc.		Senior Secured	12.0%	45.1%	185,880	185,880	185,880	5/1/2024
	Thras.io, Inc. Subtotal					1,848,491	1,817,078	1,817,078
	UniEnergy Technologies LLC		Senior Secured	12.3%		2,622,584	2,355,691	1,933,768	12/1/2020
	Veev Group, Inc.		Senior Secured	12.5%		814,961	785,872	785,872	12/1/2021
	Velo Holdings Limited		Senior Secured	12.0%		2,473,359	2,326,791	2,326,791	6/1/2022
	Virtuix Holdings, Inc.		Senior Secured	12.3%		232,911	228,261	228,261	4/1/2022
	Virtuix Holdings, Inc.		Senior Secured	11.0%		191,811	189,767	189,767	7/1/2020
	Virtuix Holdings, Inc. Subtotal					424,722	418,028	418,028
	Voodoo Manufacturing, Inc.		Senior Secured	12.0%		338,714	314,676	314,676	3/1/2022
	Wheels Labs, Inc.		Senior Secured	12.5%		4,448,446	4,301,016	4,301,016	8/1/2022
	Wine Plum, Inc.		Senior Secured	12.5%		989,226	940,635	940,635	9/1/2022
Other Technology Total		52.3%				$114,889,061	$109,202,901	$108,088,734

Security
	Axonius, Inc.		Senior Secured	12.0%		$361,483	$350,280	$350,280	9/1/2021
	Karamba Security Ltd. ** ^		Senior Secured	12.0%		1,220,509	1,075,646	1,075,646	12/1/2021

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Maturity Date
	Nok Nok Labs, Inc.		Senior Secured	12.5%		848,037	831,014	831,014	6/1/2022
	Nok Nok Labs, Inc.		Senior Secured	12.5%		278,668	262,884	262,884	12/1/2020
	Nok Nok Labs, Inc. Subtotal					1,126,705	1,093,898	1,093,898
	Safetrust Holdings, Inc.		Senior Secured	12.5%		314,927	295,554	295,554	6/1/2021
Security Total		1.4%				$3,023,624	$2,815,378	$2,815,378

Semiconductors & Equipment
	ETA Compute, Inc.		Senior Secured	12.0%		$1,176,312	$1,137,034	$1,137,034	11/1/2021
	ETA Compute, Inc.		Senior Secured	10.5%		72,471	72,179	72,179	8/1/2020
	ETA Compute, Inc. Subtotal					1,248,783	1,209,213	1,209,213
	Innophase, Inc.		Senior Secured	11.8%		1,884,639	1,862,313	1,862,313	6/1/2021
	Innophase, Inc.		Senior Secured	11.8%		4,394,928	4,289,442	4,289,442	6/1/2021
	Innophase, Inc. Subtotal					6,279,567	6,151,755	6,151,755
Semiconductors & Equipment Total		3.6%				$7,528,350	$7,360,968	$7,360,968

Software
	Alkanza Inc.		Senior Secured	18.0%		$677,531	$317,479	$160,154	*
	Aptible, Inc.		Senior Secured	11.8%		114,677	113,163	113,163	2/1/2021
	ArborMetrix, Inc.		Senior Secured	12.5%		1,484,138	1,392,854	1,392,854	6/1/2023
	ArborMetrix, Inc.		Senior Secured	11.5%		911,698	911,697	911,698	6/1/2022
	ArborMetrix, Inc.		Senior Secured	11.5%		3,189,498	3,075,942	3,075,942	6/1/2022
	ArborMetrix, Inc. Subtotal					5,585,334	5,380,493	5,380,494
	Blockdaemon, Inc.		Senior Secured	11.3%		247,542	238,275	238,275	6/1/2022
	Blockdaemon, Inc.		Senior Secured	11.3%		172,574	160,081	160,081	8/1/2021
	Blockdaemon, Inc. Subtotal					420,116	398,356	398,356
	Bloomboard, Inc.		Senior Secured	11.5%		2,501,330	1,726,360	1,609,258	*
	BlueCart, Inc.		Senior Secured	12.5%		17,613	17,561	17,561	1/1/2020
	BlueCart, Inc.		Senior Secured	12.8%		8,832	8,821	8,821	1/1/2020
	BlueCart, Inc. Subtotal					26,445	26,382	26,382
	Canary Technologies Corp.		Senior Secured	11.5%		247,445	227,240	227,240	6/1/2023
	Censia Inc.		Senior Secured	11.0%		990,325	929,044	929,044	10/1/2022
	Cloudleaf, Inc.		Senior Secured	12.0%		666,338	644,009	644,009	9/1/2021
	Cloudleaf, Inc.		Senior Secured	12.0%		1,484,964	1,348,759	1,348,759	8/1/2023
	Cloudleaf, Inc. Subtotal					2,151,302	1,992,768	1,992,768
	DealPath, Inc.		Senior Secured	11.0%		931,379	917,163	917,163	5/1/2021
	DemystData Limited		Senior Secured	11.8%		128,725	128,085	128,085	7/1/2020
	DemystData Limited		Senior Secured	11.8%		185,689	182,801	182,801	5/1/2020
	DemystData Limited Subtotal					314,414	310,886	310,886
	Drift Marketplace, Inc.		Senior Secured	11.0%		21,052	21,008	21,008	3/1/2020
	Drift Marketplace, Inc.		Senior Secured	11.0%		27,932	27,877	27,877	3/1/2020
	Drift Marketplace, Inc.		Senior Secured	11.0%		20,949	20,782	20,782	3/1/2020
	Drift Marketplace, Inc. Subtotal					69,933	69,667	69,667
	Dynamics, Inc.		Senior Secured	12.5%		5,196,946	4,670,012	4,670,012	8/1/2021
	Eskalera, Inc.		Senior Secured	10.5%		991,021	946,027	946,027	3/1/2023
	Estify, Inc.		Senior Secured	18.0%		842,819	818,731	261,969	*
	Fortress IQ, Inc.		Senior Secured	11.3%		502,728	486,738	486,738	11/1/2021
	Gearbox Software, LLC		Senior Secured	11.0%		790,132	787,238	787,238	11/1/2020
	Gearbox Software, LLC		Senior Secured	11.0%		977,945	952,724	952,724	9/1/2020
	Gearbox Software, LLC		Senior Secured	11.0%		1,322,592	1,317,050	1,317,050	3/1/2021
	Gearbox Software, LLC Subtotal					3,090,669	3,057,012	3,057,012
	GoFormz, Inc.		Senior Secured	12.0%		716,482	683,705	683,705	11/1/2020
	ICX Media, Inc.		Senior Secured	12.5%		480,312	446,415	446,415	5/1/2022
	Interana, Inc.		Senior Secured	11.3%		1,880,980	1,838,925	1,838,925	6/1/2021

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Maturity Date
	Invoice2Go, Inc.		Senior Secured	11.8%		909,506	909,506	909,506	4/1/2021
	Invoice2Go, Inc.		Senior Secured	11.8%		909,416	893,275	893,275	4/1/2021
	Invoice2Go, Inc.		Senior Secured	12.0%		989,381	973,707	973,707	11/1/2022
	Invoice2Go, Inc.		Senior Secured	12.0%		988,333	938,608	938,608	6/1/2023
	Invoice2Go, Inc.		Senior Secured	11.8%		221,827	217,619	217,619	6/1/2020
	Invoice2Go, Inc.		Senior Secured	11.8%		779,652	779,652	779,652	4/1/2021
	Invoice2Go, Inc.		Senior Secured	12.0%		989,796	971,709	971,709	3/1/2023
	Invoice2Go, Inc.		Senior Secured	12.0%		902,694	811,358	811,358	3/1/2022
	Invoice2Go, Inc.		Senior Secured	12.0%		988,950	975,628	975,628	7/1/2022
	Invoice2Go, Inc. Subtotal					7,679,555	7,471,062	7,471,062
	Ipolipo, Inc.		Senior Secured	12.0%		2,181,071	2,058,286	2,058,286	6/1/2022
	JethroData, Inc. ** ^		Senior Secured	18.0%		704,868	681,877	327,328	*
	Loft, Inc.		Senior Secured	11.8%		499,368	482,126	482,126	9/1/2021
	Lucideus, Inc.		Senior Secured	12.0%		494,988	448,935	448,935	2/1/2023
	Medable, Inc.		Senior Secured	12.0%		989,897	968,703	968,703	2/1/2023
	Medable, Inc.		Senior Secured	12.0%		1,979,560	1,815,140	1,815,140	2/1/2023
	Medable, Inc. Subtotal					2,969,457	2,783,843	2,783,843
	Metarail, Inc.		Senior Secured	12.0%		672,294	649,249	285,595	6/1/2022
	Metawave Corporation		Senior Secured	12.0%		937,979	906,739	906,739	7/1/2022
	Migo Money, Inc. ** ^		Senior Secured	12.3%		610,858	574,762	574,762	12/1/2021
	Migo Money, Inc. ** ^		Senior Secured	12.5%		451,529	451,529	451,529	3/1/2022
	Migo Money, Inc. ** ^		Senior Secured	12.0%		129,034	126,786	126,786	7/1/2020
	Migo Money, Inc. ** ^ Subtotal					1,191,421	1,153,077	1,153,077
	OrderGroove, Inc.		Senior Secured	12.0%		1,236,848	1,214,197	1,214,197	6/1/2023
	OrderGroove, Inc.		Senior Secured	12.0%		2,472,099	2,352,429	2,352,429	6/1/2023
	OrderGroove, Inc.		Senior Secured	12.0%		1,237,123	1,212,501	1,212,501	6/1/2023
	OrderGroove, Inc. Subtotal					4,946,070	4,779,127	4,779,127
	Owl Cameras, Inc.		Senior Secured	18.0%		3,461,552	2,866,672	2,322,293	*
	PlushCare, Inc.		Senior Secured	11.8%		721,024	706,066	706,066	5/1/2022
	PlushCare, Inc.		Senior Secured	11.8%		960,569	917,175	917,175	5/1/2022
	PlushCare, Inc. Subtotal					1,681,593	1,623,241	1,623,241
	PrivCo Holdings, Inc.		Senior Secured	12.0%		249,311	241,418	241,418	2/1/2021
	Ready Education Inc. ** ^		Senior Secured	11.5%		180,541	180,541	180,541	9/1/2021
	Ready Education Inc. ** ^		Senior Secured	11.5%		349,214	349,214	349,214	9/1/2021
	Ready Education Inc. ** ^ Subtotal					529,755	529,755	529,755
	Resilio, Inc.		Senior Secured	12.8%		133,441	116,663	116,663	3/1/2021
	Resilio, Inc.		Senior Secured	12.8%		149,688	149,688	149,688	5/1/2021
	Resilio, Inc. Subtotal					283,129	266,351	266,351
	Splitwise, Inc.		Senior Secured	12.3%		494,768	467,646	467,646	12/1/2022
	Stitch Labs, Inc.		Senior Secured	12.0%		1,310,480	1,234,947	1,234,947	2/1/2022
	Stitch Labs, Inc.		Senior Secured	12.3%		741,828	728,702	728,702	6/1/2022
	Stitch Labs, Inc. Subtotal					2,052,308	1,963,649	1,963,649
	Swivel, Inc.		Senior Secured	12.0%		240,927	224,342	224,342	8/1/2022
	Swivel, Inc.		Senior Secured	12.0%		247,319	247,319	247,319	10/1/2022
	Swivel, Inc. Subtotal					488,246	471,661	471,661
	Swrve, Inc.		Senior Secured	11.8%		726,455	715,263	715,263	11/1/2020
	Talla, Inc.		Senior Secured	12.5%		480,218	448,442	448,442	5/1/2022
	The/Studio Technologies, Inc.		Senior Secured	11.0%		165,210	161,987	161,987	6/1/2020
	Trendalytics Innovation Labs, Inc.		Senior Secured	12.8%		296,547	267,283	267,283	6/1/2022
	Truthset, Inc.		Senior Secured	10.5%		371,630	337,302	337,302	2/1/2023
	Truthset, Inc.		Senior Secured	10.5%		371,714	371,714	371,714	5/1/2023
	Truthset, Inc. Subtotal					743,344	709,016	709,016

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Maturity Date
	VenueNext, Inc.		Senior Secured	11.0%		276,785	272,729	272,729	5/1/2020
	VenueNext, Inc.		Senior Secured	11.3%		1,128,399	1,114,885	1,114,885	10/1/2021
	VenueNext, Inc.		Senior Secured	11.3%		987,863	983,492	983,492	7/1/2021
	VenueNext, Inc. Subtotal					2,393,047	2,371,106	2,371,106
	Venuetize, LLC		Senior Secured	12.3%		214,880	195,955	195,955	4/1/2022
	Vuemix, Inc.		Senior Secured	11.3%		98,925	97,130	97,130	11/1/2020
	Workspot, Inc.		Senior Secured	12.0%		742,204	684,512	684,512	8/1/2022
	Workspot, Inc.		Senior Secured	12.0%		742,358	721,400	721,400	10/1/2022
	Workspot, Inc.		Senior Secured	12.0%		166,673	162,904	162,904	6/1/2020
	Workspot, Inc.		Senior Secured	12.0%		542,190	510,896	510,896	9/1/2021
	Workspot, Inc.		Senior Secured	12.0%		323,670	320,329	320,329	12/1/2020
	Workspot, Inc. Subtotal					2,517,095	2,400,041	2,400,041
	Xeeva, Inc.		Senior Secured	12.0%		636,722	634,250	634,250	7/1/2020
Software Total		29.6%				$67,522,364	$63,201,753	$61,107,983

Technology Services
	AirHelp, Inc.		Senior Secured	10.0%		$224,210	$222,872	$222,872	10/1/2020
	AirHelp, Inc.		Senior Secured	10.0%		158,653	158,004	158,004	7/1/2020
	AirHelp, Inc.		Senior Secured	10.0%		228,495	226,378	226,378	5/1/2020
	AirHelp, Inc. Subtotal					611,358	607,254	607,254
	Akademos, Inc.		Junior Secured	13.5%	1.5%	310,059	296,533	296,533	8/1/2020
	Blazent, Inc.		Senior Secured	12.0%		1,554,190	1,176,871	519,570	*
	Blue Technologies Limited ** ^		Senior Secured	11.0%		73,765	73,282	73,282	4/1/2020
	Callisto Media, Inc.		Senior Secured	10.0%		867,752	863,859	863,859	6/1/2020
	Callisto Media, Inc.		Senior Secured	10.0%		2,973,269	2,919,744	2,919,744	9/1/2022
	Callisto Media, Inc.		Senior Secured	10.0%		514,237	512,656	512,656	9/1/2020
	Callisto Media, Inc.		Senior Secured	10.0%		677,238	674,538	674,538	12/1/2020
	Callisto Media, Inc.		Senior Secured	10.0%		836,205	832,109	832,109	3/1/2021
	Callisto Media, Inc.		Senior Secured	10.0%		2,971,195	2,839,762	2,839,762	12/1/2021
	Callisto Media, Inc.		Senior Secured	10.0%		2,971,910	2,934,804	2,934,804	3/1/2022
	Callisto Media, Inc.		Senior Secured	10.3%		2,475,086	2,171,160	2,171,160	6/1/2023
	Callisto Media, Inc.		Senior Secured	10.0%		2,972,615	2,929,981	2,929,981	6/1/2022
	Callisto Media, Inc. Subtotal					17,259,507	16,678,613	16,678,613
	CloudIQ Ltd. ** ^		Senior Secured	12.0%		431,489	409,763	409,763	12/1/2020
	CloudIQ Ltd. ** ^		Senior Secured	12.0%		564,266	564,266	564,266	4/1/2021
	CloudIQ Ltd. ** ^		Senior Secured	12.0%		465,206	465,206	465,206	1/1/2021
	CloudIQ Ltd. ** ^ Subtotal					1,460,961	1,439,235	1,439,235
	Dolly, Inc.		Senior Secured	12.0%		610,970	597,981	597,981	5/1/2021
	Keyo AI Inc.		Senior Secured	10.0%		436,352	414,912	414,912	2/1/2022
	Klar Holdings Limited ** ^		Senior Secured	12.5%		247,346	192,549	192,549	10/1/2022
	Leap Services, Inc.		Senior Secured	12.0%		494,731	471,508	471,508	6/1/2022
	Liftit, Inc. ** ^		Senior Secured	12.0%		494,791	484,576	484,576	10/1/2022
	Liftit, Inc. ** ^		Senior Secured	12.0%		494,641	457,564	457,564	8/1/2022
	Liftit, Inc. ** ^ Subtotal					989,432	942,140	942,140
	Loansnap Holdings Inc. **		Senior Secured	11.0%		2,723,258	2,610,640	2,610,640	6/1/2022
	PayJoy, Inc. **		Senior Secured	10.0%		687,580	665,991	665,991	8/1/2021
	Relimetrics, Inc.		Senior Secured	11.3%		316,328	303,649	303,649	1/1/2022
	Riffyn, Inc.		Senior Secured	11.5%		313,787	310,118	310,118	6/1/2021
	Riffyn, Inc.		Senior Secured	11.5%		530,315	517,038	517,038	3/1/2021
	Riffyn, Inc. Subtotal					844,102	827,156	827,156
	Solugen, Inc.		Senior Secured	11.0%		2,476,420	2,284,875	2,284,875	1/1/2023
	Solugen, Inc.		Senior Secured	11.0%		1,238,440	1,213,420	1,213,420	1/1/2023
	Solugen, Inc. Subtotal					3,714,860	3,498,295	3,498,295

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Maturity Date
	Thrive Financial, Inc. **		Senior Secured	11.5%		990,014	930,252	930,252	10/1/2022
	TrueFacet, Inc.		Senior Secured	18.0%		946,610	893,580	4,969	*
	Zeel Networks, Inc.		Senior Secured	11.0%		2,694,235	2,595,529	2,595,529	3/1/2022
Technology Services Total		16.3%				$36,965,658	$35,215,970	$33,670,058

Wireless
	AirVine Scientific, Inc.		Senior Secured	12.0%		$123,714	$115,226	$115,226	9/1/2022
	Juvo Mobile, Inc. **		Senior Secured	11.0%		37,413	37,350	37,350	2/1/2020
	Juvo Mobile, Inc. **		Senior Secured	11.0%		18,792	18,773	18,773	1/1/2020
	Juvo Mobile, Inc. ** Subtotal					56,205	56,123	56,123
	Nextivity, Inc.		Senior Secured	12.0%		808,783	808,783	808,783	6/1/2021
	Nextivity, Inc.		Senior Secured	12.0%		2,964,747	2,964,591	2,964,591	6/1/2021
	Nextivity, Inc. Subtotal					3,773,530	3,773,374	3,773,374
	Parallel Wireless, Inc.		Senior Secured	11.8%		6,410,893	5,992,157	5,992,157	6/1/2023
	Parallel Wireless, Inc.		Senior Secured	11.8%		543,960	541,246	541,246	10/1/2020
	Parallel Wireless, Inc.		Senior Secured	11.8%		522,646	519,754	519,754	4/1/2020
	Parallel Wireless, Inc. Subtotal					7,477,499	7,053,157	7,053,157
Wireless Total		5.3%				$11,430,948	$10,997,880	$10,997,880
Grand Total		180.0%				$401,285,457	$379,044,418	$371,955,824

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

VENTURE LENDING & LEASING VIII, INC.

CONDENSED SCHEDULES OF OPEN SWAP CONTRACTS (UNAUDITED)
AS OF MARCH 31, 2020 AND DECEMBER 31, 2019

			AS OF MARCH 31, 2020
Description and terms of payments to be received from another party	Description and terms of payments to be paid to another party	Counterparty	Maturity Date (a)	Notional Amount	Value	Upfront payments / receipts	Unrealized appreciation / (depreciation) (b)
Floating interest rate greater of USD-LIBOR-BBA or 0.00%, to be received monthly	Fixed interest rate 2.005%, to be paid monthly	MUFG Union Bank, N.A.	9/11/2020	$90,000,000	$(620,451)	$—	$(620,451)
Total				$90,000,000	$(620,451)	$—	$(620,451)

			AS OF DECEMBER 31, 2019
Description and terms of payments to be received from another party	Description and terms of payments to be paid to another party	Counterparty	Maturity Date (a)	Notional Amount	Value	Upfront payments / receipts	Unrealized appreciation / (depreciation) (b)
Cancellable Interest Rate Swap - Floating interest rate USD-LIBOR-BBA	Fixed interest rate 2.200%, to be paid monthly	MUFG Union Bank, N.A.	9/11/2020	$102,000,000	$(120,233)	$—	$(120,233)
Floating interest rate greater of USD-LIBOR-BBA or 0.00%, to be received monthly	Fixed interest rate 2.005%, to be paid monthly	MUFG Union Bank, N.A.	9/11/2020	90,000,000	(226,950)	—	(226,950)
Total				$192,000,000	$(347,183)	$—	$(347,183)

(a) The cancellable interest rate swap includes an option for the Fund to terminate the swap early on March 31, 2020.
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

In the Manager’s opinion, the accompanying condensed interim financial statements (hereafter referred to as “financial statements”) include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the three months ended March 31, 2020 are not necessarily indicative of what the results would be for a full year. These financial statements should be read in conjunction with the financial statements and the notes included in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2019.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Accounting
The preparation of financial statements in conformity with U.S. GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. As an investment company, the Fund follows accounting and reporting guidance as set forth in Topic 946 (“Financial Services – Investment Companies”) of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification, as amended (“ASC”). Certain prior period information has been reclassified to conform to the current year presentation.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand and money market mutual funds with maturities of 90 days or less. Money market mutual funds held as cash equivalents are valued at their most recently traded net asset value. Within cash and cash equivalents, as of March 31, 2020, the Fund held 4,576,995 units in the Blackrock Treasury Trust Institutional Fund valued at $1 per unit at a yield of 0.20%, which represented 2.29% of the net assets of the Fund.

Interest Income
Interest income on loans is recognized on an accrual basis using the effective interest method including amounts resulting from the amortization of equity securities included as additional compensation as part of the loan agreements. Additionally, fees received as part of the transaction are added to the loan discount and amortized over the life of the loan.

Realized Gains and Losses from loans
Realized gains and losses on the sale of loans are computed using the difference between the amortized cost and the sales proceeds. Realized losses on loan write-offs are recognized when management determines a loan is uncollectible.

Investment Valuation

The Fund accounts for loans at fair value in accordance with the valuation methods below. All valuations are determined under the direction of the Manager, in accordance with the valuation methods.

As of March 31, 2020 and December 31, 2019, the financial statements included nonmarketable investments of $363.5 million and $372.0 million, respectively, (or 97.3% and 95.4% of the total assets, respectively), with the fair values determined by the Manager in the absence of readily determinable market values. Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Below is the information used by the Manager in making these estimates.

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
As of March 31, 2020, loans with a cost basis of $21.0 million and a fair value of $13.5 million were classified as non-accrual. As of December 31, 2019, loans with a cost basis of $15.5 million and a fair value of $10.3 million were classified as non-accrual.

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

The remaining expected lives of warrants are based on historical experience of the average life of the warrants, as warrants are often exercised in the event of acquisitions, mergers, or initial public offerings, and terminated due to events such as bankruptcies, restructuring activities, or additional financings. These events cause the expected term to be less than the remaining contractual term of the warrants. As of March 31, 2020 and December 31, 2019, the Fund assumed the average duration of a warrant was 4.0 years. The effect of a hypothetical increase in the estimated initial term of the warrants used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants. However, the estimated initial term of the warrants is one factor, of many, used in the valuation of warrants, and by itself does not have a significant impact on the result of operations.

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

Interest Rate Swap Agreement

The Fund entered into an interest rate swap agreement to manage the Fund’s exposure to changes in interest rates on its expected borrowings under its debt facility, as the Fund originates fixed rate loans (see Note 8). The Fund entered into two types of swap transactions under the agreement. The cancellable interest rate swap transaction was primarily valued on the basis of quotes obtained from banks, brokers and dealers and adjusted for counterparty risk and the optionality to terminate the swap early. The interest rate swap and floor transaction is valued on the basis of quotes obtained from banks, brokers and dealers and adjusted for the counterparty risk and the interest rate floor. The valuation of the interest rate swap and floor transaction also considers the future expected interest rates on the notional principal balances remaining which is comparable to what a prospective acquirer would pay on the measurement date. Valuation pricing models consider inputs such as forward rates, anticipated interest rate volatility relating to the reference rate, as well as time value and other factors underlying swap instruments. The Fund is a party to a master netting arrangement with MUFG Union Bank, N.A., however, the Fund has elected not to offset assets and liabilities under these arrangements for financial statement presentation purposes. A transaction is recorded at gross fair value in either Derivative asset - interest rate swap or Derivative liability - interest rate swap in the Condensed Statements of Assets and Liabilities, depending on whether the value of the transaction is in favor of the Fund or the counterparty. The changes in fair value are recorded in Net change in unrealized gain (loss) from derivative instruments in the Condensed Statements of Operations and the quarterly interest received or paid on the interest rate swap transaction, if any, is recorded in Net realized gain (loss) from derivative instruments in the Condensed Statements of Operations. The interest rate swap and floor transaction is contractually scheduled to terminate on September 11, 2020. The Fund utilized the cancellation option to terminate the cancellable interest rate swap early effective March 31, 2020.
3. FAIR VALUE DISCLOSURES
The Fund provides asset-based financing primarily to start-up and emerging growth venture-backed companies pursuant to commitments whereby the Fund agrees to finance assets and provide working or growth capital up to a specified amount for the term of the commitment, upon the terms and subject to the conditions specified by such commitment.

Even though these loans are generally secured by the assets of the borrowers, the Fund in most cases is subject to the credit risk of such companies. As of March 31, 2020, the Fund’s investments in loans were primarily to companies based within the United States and were diversified among borrowers in the industry segments shown in the Condensed Schedules of Investments. All loans are senior to unsecured creditors and other secured creditors, unless as indicated in the Condensed Schedules of Investments.

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

For the three months ended March 31, 2020, the weighted-average interest rate on performing loans was 17.73%, which was inclusive of both cash and non-cash interest income. For the three months ended March 31, 2020, the weighted-average interest rate on the cash portion of the interest income was 14.37%. For the three months ended March 31, 2019, the weighted-average interest rate on performing loans was 15.84%, which was inclusive of both cash and non-cash interest income. For the three months ended March 31, 2019, the weighted-average interest rate on the cash portion of the interest income was 12.66%.

For the three months ended March 31, 2020, the weighted-average interest rate on all loans was 17.23%, which was inclusive of both cash and non-cash interest income. For the three months ended March 31, 2020, the weighted-average interest on the cash portion of the interest income was 13.97%. For the three months ended March 31, 2019, the weighted-average interest rate on all loans was 15.60%, which was inclusive of both cash and non-cash interest income. For the three months ended March 31, 2019, the weighted-average interest on the cash portion of the interest income was 12.47%.

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

All loans as of March 31, 2020 and December 31, 2019 were pledged as collateral for the debt facility, and the Fund’s borrowings are generally collateralized by all assets of the Fund. As of March 31, 2020 and December 31, 2019, the Fund had unexpired unfunded commitments to borrowers of $88.1 million and $78.0 million, respectively.
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

Transfers of investments between levels of the fair value hierarchy are recorded on the actual date of the event or change in circumstances that caused the transfer. There were no transfers in and out of Level 1, 2, or 3 during the three months ended March 31, 2020 and 2019.

The Fund’s cash equivalents were valued at the traded net asset value of the money market fund. As a result, these measurements are classified as Level 1. The Fund’s investments in the interest rate swap are based on quotes from the market makers that derive fair values from market data, and therefore, are classified as Level 2. The Fund’s borrowings under the debt facility are also classified as Level 2, because the carrying values of the borrowings were based on rates that are observable at commonly quoted intervals, which are Level 2 inputs, and that approximate fair values. The Fund’s loan transactions are individually negotiated and unique, and because there is little to no market in which these assets trade, the inputs for these assets, which are valued using estimated exit values, are classified as Level 3.

The following tables provide quantitative information about the Fund’s Level 3 fair value measurements of the Fund’s investments by industry as of March 31, 2020 and December 31, 2019. In addition to the techniques and inputs noted in the tables below, the Fund may also use other valuation techniques and methodologies when determining its fair value measurements.

Investment Type - Level 3
Debt Investments	Fair Values at March 31, 2020	Valuation Techniques / Methodologies	Unobservable Inputs	Weighted Averages (a) / Amounts or Ranges

Biotechnology	$3,512,041	Hypothetical market analysis	Hypothetical market coupon rate	15% (14% - 21%)
		Income approach	Expected amount and timing of cash flow payments	$0*
			Discount Rate	0%

Computers and Storage	2,779,070	Hypothetical market analysis	Hypothetical market coupon rate	18%*

Internet	44,647,232	Hypothetical market analysis	Hypothetical market coupon rate	16% (13% - 31%)
		Income approach	Expected amount and timing of cash flow payments	$6,571,065 ($636,778 - $11,355,354)
			Discount rate	2% (2% - 3%)

Investment Type - Level 3
Debt Investments	Fair Values at March 31, 2020	Valuation Techniques / Methodologies	Unobservable Inputs	Weighted Averages (a) / Amounts or Ranges
Medical Devices	35,676,979	Hypothetical market analysis	Hypothetical market coupon rate	14% (13% - 17%)
		Income approach	Expected amount and timing of cash flow payments	$10,329,930*
			Discount rate	2%

Other Healthcare	41,648,494	Hypothetical market analysis	Hypothetical market coupon rate	15% (12% - 19%)
		Income approach	Expected amount and timing of cash flow payments	$812,697 ($498,402 - $1,130,989)
			Discount rate	2%

Other Technology	126,647,180	Hypothetical market analysis	Hypothetical market coupon rate	16% (12% - 35%)
		Income approach	Expected amount and timing of cash flow payments	$5,354,919 ($0 - $7,891,597)
			Discount rate	2% (0% - 3%)

Security	2,490,172	Hypothetical market analysis	Hypothetical market coupon rate	20% (16% - 25%)

Semiconductors and Equipment	6,269,206	Hypothetical market analysis	Hypothetical market coupon rate	15% (14% - 15%)

Software	50,247,545	Hypothetical market analysis	Hypothetical market coupon rate	16% (13% - 26%)
		Income approach	Expected amount and timing of cash flow payments	$2,007,293 ($145,000 - $2,903,760)
			Discount rate	2% (2% - 3%)

Investment Type - Level 3
Debt Investments	Fair Values at March 31, 2020	Valuation Techniques / Methodologies	Unobservable Inputs	Weighted Averages (a) / Amounts or Ranges
Technology Services	33,344,743	Hypothetical market analysis	Hypothetical market coupon rate	13% (12% - 30%)
		Income approach	Expected amount and timing of cash flow payments	$2,323,902 ($50,000 - $3,024,288)
			Discount rate	2%

Wireless	16,279,008	Hypothetical market analysis	Hypothetical market coupon rate	14% (12% - 16%)

Total debt investments	$363,541,670
(a)The weighted average hypothetical market coupon rates were calculated using the relative fair value of the loans.
* There is only one loan within the industry.

Investment Type - Level 3
Debt Investments	Fair Values at December 31, 2019	Valuation Techniques / Methodologies	Unobservable Inputs	Weighted Averages (a) / Amounts or Ranges

Biotechnology	$3,490,423	Hypothetical market analysis	Hypothetical market coupon rate	15% (14% - 21%)
		Income approach	Expected amount and timing of cash flow payments Discount rate	$0* 0%

Computers and Storage	3,073,525	Hypothetical market analysis	Hypothetical market coupon rate	19%*

Enterprise Networking	112,500	Income approach	Expected amount and timing of cash flow payments Discount rate	$112,500* 0%

Internet	64,696,219	Hypothetical market analysis	Hypothetical market coupon rate	15% (13% - 31%)
		Income approach	Expected amount and timing of cash flow payments	$1,880,549 ($999,905 - $2,466,418)
			Discount rate	3%

Investment Type - Level 3
Debt Investments	Fair Values at December 31, 2019	Valuation Techniques / Methodologies	Unobservable Inputs	Weighted Averages (a) / Amounts or Ranges
Medical Devices	32,882,569	Hypothetical market analysis	Hypothetical market coupon rate	18% (13% - 38%)
		Income approach	Expected amount and timing of cash flow payments	$10,529,931*
			Discount rate	3%

Other Healthcare	43,659,587	Hypothetical market analysis	Hypothetical market coupon rate	15% (12% - 19%)
		Income approach	Expected amount and timing of cash flow payments	$813,663 ($703,323 - $1,130,989)
			Discount rate	2% (2% - 3%)

Other Technology	108,088,734	Hypothetical market analysis	Hypothetical market coupon rate	16% (12% - 35%)
		Income approach	Expected amount and timing of cash flow payments	$2,324,058 ($0 - $2,844,003)
			Discount rate	3% (0% - 3%)

Security	2,815,378	Hypothetical market analysis	Hypothetical market coupon rate	20% (16% - 25%)

Semiconductors and Equipment	7,360,968	Hypothetical market analysis	Hypothetical market coupon rate	15% (14% - 15%)

Software	61,107,983	Hypothetical market analysis	Hypothetical market coupon rate	16% (13% - 26%)
		Income approach	Expected amount and timing of cash flow payments	$2,463,985 ($517,921 - $2,978,760)
			Discount rate	2% (2% - 3%)

Investment Type - Level 3
Debt Investments	Fair Values at December 31, 2019	Valuation Techniques / Methodologies	Unobservable Inputs	Weighted Averages (a) / Amounts or Ranges
Technology Services	33,670,058	Hypothetical market analysis	Hypothetical market coupon rate	13% (12% - 30%)
		Income approach	Expected amount and timing of cash flow payments	$1,597,464 ($100,000 - $1,682,635)
			Discount rate	2%

Wireless	10,997,880	Hypothetical market analysis	Hypothetical market coupon rate	14% (12% - 17%)
Total debt investments	$371,955,824
(a)The weighted average hypothetical market coupon rates were calculated using the relative fair value of the loans.
* There is only one loan within the industry.

The following tables present the balances of assets and liabilities as of March 31, 2020 and December 31, 2019 measured at fair value on a recurring basis:

As of March 31, 2020
ASSETS:	Level 1	Level 2	Level 3	Total
Loans*	$—	$—	$363,541,670	$363,541,670
Cash and cash equivalents	4,576,995	—	—	4,576,995
Total assets	$4,576,995	$—	$363,541,670	$368,118,665

LIABILITIES:	Level 1	Level 2	Level 3	Total
Borrowings under debt facility	$—	$170,000,000	$—	$170,000,000
Derivative liability - interest rate swap	—	620,451	—	620,451
Total liabilities	$—	$170,620,451	$—	$170,620,451

* For a detailed listing of borrowers comprising this amount, please refer to the Condensed Schedules of Investments.

As of December 31, 2019
ASSETS:	Level 1	Level 2	Level 3	Total
Loans†	$—	$—	$371,955,824	$371,955,824
Cash and cash equivalents	12,569,629	—	—	12,569,629
Total assets	$12,569,629	$—	$371,955,824	$384,525,453

LIABILITIES:	Level 1	Level 2	Level 3	Total
Borrowings under debt facility	$—	$179,000,000	$—	$179,000,000
Derivative liability - interest rate swap	—	347,183	—	347,183
Total liabilities	$—	$179,347,183	$—	$179,347,183

† For a detailed listing of borrowers comprising this amount, please refer to the Condensed Schedules of Investments.

The following tables provide a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Three Months Ended March 31, 2020
	Loans	Stock	Warrants
Beginning balance	$371,955,824	$—	$—
Acquisitions and originations	59,383,334	9,000	4,469,613
Principal reductions and amortization of discounts	(53,518,548)	—	—
Distributions to shareholder	—	(9,000)	(4,469,613)
Net change in unrealized loss from loans	(13,844,063)	—	—
Net realized gain (loss) from loans	(434,877)	—	—
Ending balance	$363,541,670	$—	$—
Net change in unrealized loss from loans relating to loans still held at March 31, 2020	$(14,198,612)

	For the Three Months Ended March 31, 2019
	Loans	Warrants
Beginning balance	$398,980,531	$—
Acquisitions and originations	32,187,500	2,488,725
Principal reductions and amortization of discounts	(36,033,697)	—
Distributions to shareholder	—	(2,488,725)
Net change in unrealized loss from loans	(384,483)	—
Net realized gain (loss) from loans	4,125	—
Ending balance	$394,753,976	$—
Net change in unrealized loss from loans relating to loans still held at March 31, 2019	$(384,483)

4.	EARNINGS PER SHARE
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
As of both March 31, 2020 and December 31, 2019, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding. Total committed capital of the Company, as of both March 31, 2020 and December 31, 2019, was $423.6 million. Total contributed capital to the Company through March 31, 2020 and December 31, 2019 was $415.2 million and $372.8 million, of which $345.1 million and $314.6 million was contributed to the Fund, respectively.

The chart below shows the distributions of the Fund for the three months ended March 31, 2020 and 2019.

	For the Three Months Ended March 31, 2020	For the Three Months Ended March 31, 2019
Cash distributions	$30,000,000	$3,000,000
Distributions of equity securities and convertible loan	4,478,613	2,488,724
Total distributions to shareholder	$34,478,613	$5,488,724

Final classification of the distributions as either a return of capital or a distribution of income is an annual determination made at the end of each year dependent upon the Fund’s current year and cumulative earnings and profits.
6.  DEBT FACILITY
On April 5, 2016, the Fund established a secured, syndicated revolving loan facility in an initial amount up to $150.0 million (the “Loan Agreement”) led by Wells Fargo, N.A. and MUFG Union Bank, N.A. On September 11, 2017, the Loan Agreement was amended (the “Amended Loan Agreement”) and the borrowing availability thereunder increased the size of the facility to $280.0 million. An additional $75.0 million is potentially available to the Fund, subject to further negotiation and credit approval, through an accordion provision contained in the Amended Loan Agreement. All of the assets of the Fund collateralize borrowings by the Fund. Loans under the facility may be, at the option of the Fund, a Reference Rate Loan, a LIBOR Loan or a LIBOR Market Index Rate Loan. As of March 31, 2020, the Fund’s outstanding borrowings were entirely based on the LIBOR rate. The facility terminates on September 11, 2020, but can be accelerated in the event of default, such as failure by the Fund to make timely interest or principal payments.

Borrowings under the facility are collateralized by receivables from loans to portfolio companies advanced by the Fund with assignment of such receivables to the financial institution, plus all of the other assets of the Fund. The Fund pays interest on its borrowings and a fee on the unused portion of the facility. Under the Amended Loan Agreement, interest is charged to the Fund based on its borrowings at, pursuant to the election of the Fund, an annual rate of either (i) Reference Rate plus 1.75%, (ii) LIBOR plus 2.75% or (iii) LIBOR Market Index Rate plus 2.75%. When the Fund is using 50% or more of the maximum amount available under the Amended Loan Agreement, the applicable commitment fee is 0.25% of the unused portion of the loan facility; otherwise, the applicable commitment fee is 0.50% of the unused portion. The Fund pays the unused credit line fee quarterly. As of March 31, 2020 and December 31, 2019, $170.0 million and $179.0 million were outstanding under the facility, respectively.

As of March 31, 2020, the LIBOR rate was as follows:

1-Month LIBOR	0.9929%
3-Month LIBOR	1.4505%

Bank fees and other costs of $2.2 million incurred in connection with the acquisition of the facility have been capitalized and are amortized to interest expense on a straight-line basis over the expected life of the facility. As of March 31, 2020 and December 31, 2019, there are remaining unamortized fees and costs of $0.3 million and $0.4 million, respectively. The remaining unamortized fees and costs are amortized over the expected life of the facility, which is expected to terminate on September 11, 2020.

The facility is revolving and as such does not have a specified repayment schedule, although advances are secured by the assets of the Fund and thus repayments will be required as assets decline. The facility contains various covenants including financial covenants related to: (i) minimum debt service coverage ratio, (ii) interest coverage ratio, (iii) maximum loan loss reserves and (iv) unfunded commitment ratio. There are also various restrictive covenants, including limitations on: (i) the incurrence of liens, (ii) consolidations, mergers and asset sales and (iii) capital expenditures. As of March 31, 2020, Management is not aware of instances of non-compliance with financial covenants.

The following is the summary of the outstanding facility draws as of March 31, 2020:

	Amount	Maturity Date	All-In Interest Rate**
LIBOR Loan	$118,500,000	April 20, 2020 *	3.50%
LIBOR Market Index Rate Loans	51,500,000	September 11, 2020	Variable based on 1-month LIBOR rate
Total Outstanding	$170,000,000
*Following the maturity date, Management elected to renew the LIBOR loan with no material changes in loan terms.
**Inclusive of 2.75% applicable LIBOR margin plus LIBOR rate.

The following is the summary of the outstanding facility draws as of December 31, 2019:

	Amount	Maturity Date	All-In Interest Rate††
LIBOR Loan	$118,500,000	January 22, 2020 †	4.53%
LIBOR Market Index Rate Loans	60,500,000	September 11, 2020	Variable based on 1-month LIBOR Rate
Total Outstanding	$179,000,000
† Following the maturity date, Management elected to renew the LIBOR loan with no material changes in loan terms.
†† Inclusive of 2.75% applicable LIBOR margin plus LIBOR rate.
7. MANAGEMENT FEE
As compensation for its services to the Fund, for the two-year period that commenced with the first capital closing, which took place on August 8, 2015, the Manager received a management fee (“Management Fee”) computed and paid at the end of each quarter at an annual rate of 2.5% of the Company’s committed equity capital (regardless of when or if the capital was called) as of the last day of each fiscal quarter. Following this two-year period, starting on August 12, 2017, Management Fees are calculated and paid at the end of each quarter at an annual rate of 2.5% of the Fund’s total assets (including amounts derived from borrowed funds) as of the last day of each quarter. Management Fees of $2.3 million and $2.5 million were recognized as expenses for the three months ended March 31, 2020 and 2019, respectively.
8. INTEREST RATE SWAP AGREEMENT
On April 12, 2018, the Fund entered into an interest rate swap agreement with MUFG Union Bank, N.A. to manage the Fund’s exposure to changes in interest rates on its expected borrowings under its debt facilities which do not match the fixed rate loans it originates. The initial swap transaction under this agreement was a cancellable interest rate swap with a notional amount of $102.0 million. On March 27, 2020, Management elected to exercise the option to cancel this swap effective March 31, 2020.

On June 14, 2019, the Fund entered into an interest rate swap and floor transaction with MUFG Union Bank, N.A. The addition of the floor further helps to align the swap with the terms of the variable rate index of the debt facility. The Fund may adjust the notional principal amount in order to remain in compliance with the hedging requirements the Fund’s debt facility.

As of March 31, 2020, the Fund had one interest rate swap transaction with an aggregate notional principal amount of $90.0 million.

As of March 31, 2020 and December 31, 2019, the fair value of the Fund’s interest rate swaps were as follows:

	March 31, 2020		December 31, 2019
Derivatives:	Location on Condensed Statements of Assets and Liabilities	Fair Value	Location on Condensed Statements of Assets and Liabilities	Fair Value
Interest rate swap agreement	Derivative liability - interest rate swap	$620,451	Derivative liability - interest rate swap	$347,183
The Fund pays a fixed rate of 2.01% and receives from the counterparty a floating rate based upon a 1-Month LIBOR rate. Payments are made monthly. The payments and the interest rate swap transaction are expected to terminate on September 11, 2020. Payments to or from the counterparty are recorded to Net realized gain (loss) from derivative instruments. As of March 31, 2020, the 1-Month LIBOR rate was 0.9929%.
For the three months ended March 31, 2020 and 2019, the interest rate swap(s) had the following effect on the Fund’s Condensed Statements of Operations:

		For the Three Months Ended
Derivatives:	Location on Condensed Statements of Operations	March 31, 2020	March 31, 2019
Interest rate swap agreement	Net change in unrealized loss from derivative instruments	$(273,268)	$(323,193)
	Net realized gain (loss) from derivative instruments	$(206,539)	$76,102
9. TAX STATUS
The Fund has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986 (the “Code”) and operates in a manner to qualify for the tax treatment applicable to RICs. Failing to maintain at least 70% of total assets in “qualifying assets” will result in the loss of BDC status, resulting in losing its favorable tax treatment as a RIC. As of March 31, 2020, the Fund has met the BDC and RIC requirements. The Fund elected to be treated for federal income tax purposes as a RIC under the Code with the filing of its federal corporate income tax return for 2016.

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

Below are tables summarizing the cost for federal income tax purposes and the appreciation and depreciation of the investments reported on the Condensed Schedules of Investments and Condensed Statements of Assets and Liabilities.

As of March 31, 2020:

Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Loans	$384,474,328	$—	$(20,932,658)	$(20,932,658)
Total	$384,474,328	$—	$(20,932,658)	$(20,932,658)

Derivative, Liability	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Derivative liability - interest rate swap	$—	$—	$(620,451)	$(620,451)
Total	$—	$—	$(620,451)	$(620,451)

As of December 31, 2019:

Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Loans	$379,044,418	$—	$(7,088,594)	$(7,088,594)
Total	$379,044,418	$—	$(7,088,594)	$(7,088,594)

Derivative, Liability	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Derivative liability - interest rate swap	$—	$(347,183)	$—	$(347,183)
Total	$—	$(347,183)	$—	$(347,183)

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

Book and tax basis differences relating to shareholder dividends and distributions and other permanent book and tax differences are reclassified among the Fund’s capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from U.S. GAAP. The determination of the tax attributes of the Fund’s distributions is made annually as of the end of the Fund’s taxable year generally based upon its taxable income for the full taxable year and distributions paid for the full taxable year. As a result, a determination made on a quarterly basis may not be representative of the actual tax attributes of the Fund’s distributions for a full taxable year. As of March 31, 2020 the Fund had determined the tax attributes of its distributions taxable year-to-date to be from its current and accumulated earnings and profits.  There is not yet, however, certainty as to what the actual tax attributes of the Fund’s distributions to the shareholders will be by the year-ended December 31, 2020.

The Fund anticipates distributing all distributable earnings by the end of the year. Through March 31, 2020, the Fund had no undistributed earnings. The Fund may pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce the shareholder’s tax basis in its shares.

The Fund’s tax returns remain open for examination by the federal government for a period of three years and California tax authorities for a period of four years from when they are filed. As of March 31, 2020, the Fund had no uncertain tax positions and no capital loss carryforwards.

10. UNEXPIRED UNFUNDED COMMITMENTS
As of March 31, 2020 and December 31, 2019, the Fund’s unexpired unfunded commitments to borrowers totaled $88.1 million and $78.0 million, respectively. Because venture loans are privately negotiated transactions, investments in these assets are relatively illiquid. It is the Manager’s experience that not all unexpired unfunded commitments will be used by the borrowers. Many credit agreements contain provisions which are milestone dependent and not all borrowers will achieve these milestones. Additionally, the Fund’s credit agreements contain provisions that give relief from funding obligations in the event the borrower has a material adverse change to its financial condition. Therefore, the unexpired unfunded commitments do not necessarily reflect future cash requirements or future investments for the Fund.

The tables below are the Fund’s unexpired unfunded commitments as of March 31, 2020 and December 31, 2019:

Borrower	Industry	Unexpired Unfunded Commitment as of March 31, 2020	Expiration Date
Aclima, Inc.	Other Technology	$4,000,000	07/31/2020
ArborMetrix, Inc.	Software	750,000	04/30/2020
ATeam Army, Inc.	Other Technology	500,000	07/30/2020
Benson Hill Bio, Inc.	Other Technology	7,500,000	12/01/2020
BW Industries, Inc.	Other Technology	2,000,000	07/31/2020
Callisto Media, Inc.	Technology Services	7,500,000	12/31/2020
Canary Technologies Corporation	Software	250,000	09/30/2020
Cloudleaf, Inc.	Software	1,500,000	10/15/2020
CytoVale, Inc.	Medical Devices	500,000	05/31/2020
Driver Bioengineering, Inc.	Biotechnology	1,250,000	06/30/2020
eXo Imaging, Inc.	Medical Devices	4,000,000	11/30/2020
Fetch Robotics, Inc.	Computers & Storage	10,000,000	06/30/2021
GoForward, Inc.	Other Healthcare	6,250,000	07/01/2020
Grin, Inc.	Other Healthcare	500,000	10/31/2020
Hello Heart Inc.	Other Healthcare	750,000	08/31/2020
Invoice2Go, Inc.	Software	14,000,000	03/31/2021
Jiko Group, Inc.	Other Technology	3,500,000	06/30/2020
Lucideus, Inc.	Software	500,000	07/15/2020
Lukla, Inc.	Internet	750,000	01/31/2021
Marley Spoon, Inc.	Internet	3,750,000	07/31/2020
Medable, Inc.	Software	2,000,000	07/31/2020
OneLocal, Inc.	Internet	666,667	07/31/2020
Percepto, Inc.	Other Technology	500,000	05/31/2020
Pitzi, Ltd.	Other Technology	2,500,000	11/30/2020
Quartzy, Inc.	Biotechnology	2,250,000	10/15/2020
Reciprocity, Inc.	Software	1,950,000	01/31/2021
RenoFi, Inc.	Internet	250,000	09/30/2020
Residently USA, LLC	Internet	750,000	07/30/2020
Stay Alfred, Inc.	Internet	7,500,000	06/30/2020
Total		$88,116,667

Borrower	Industry	Unexpired Unfunded Commitment as of December 31, 2019	Expiration Date
Ablacon, Inc.	Medical Devices	$2,500,000	01/31/2020
Ainsly, Inc.	Internet	1,500,000	01/31/2020
AirVine Scientific, Inc.	Wireless	125,000	03/31/2020
Apollo Flight Research Inc.	Other Technology	250,000	01/31/2020
ArborMetrix, Inc.	Software	750,000	04/30/2020
Beanfields, PBC	Other Technology	625,000	06/30/2020
BWI Industries, Inc.	Other Technology	2,000,000	07/31/2020
Callisto Media, Inc.	Technology Services	10,000,000	12/31/2020
Canary Technologies Corp.	Software	250,000	09/30/2020
Cesium, Inc.	Internet	375,000	03/31/2020
Cloudleaf, Inc.	Software	1,500,000	10/15/2020
DOSH Holdings, Inc.	Other Technology	3,750,000	01/15/2020
eXo Imaging, Inc.	Medical Devices	6,000,000	11/30/2020
GoForward, Inc.	Other Healthcare	6,250,000	07/01/2020
Hello Heart Inc.	Other Healthcare	1,750,000	08/31/2020
HumanAPI, Inc.	Other Healthcare	500,000	01/31/2020
Kids on 45th, Inc.	Internet	500,000	01/31/2020
Klar Holdings Limited	Technology Services	250,000	03/31/2020
Lifit, Inc.	Technology Services	500,000	01/30/2020
Lucideus, Inc.	Software	500,000	07/15/2020
Lukla, Inc.	Internet	750,000	01/31/2021
Marley Spoon, Inc.	Internet	3,750,000	07/31/2020
Medable, Inc.	Software	2,000,000	07/31/2020
Merchbar, Inc.	Internet	250,000	01/30/2020
Noteleaf, Inc.	Other Technology	1,000,000	01/31/2020
OneLocal, Inc.	Internet	1,000,000	07/31/2020
Owl Cameras, Inc.	Software	3,000,000	01/01/2020
Parallel Wireless, Inc.	Wireless	6,500,000	03/31/2020
Percepto, Inc.	Other Technology	1,000,000	05/31/2020
Pitzi, Ltd.	Other Technology	2,500,000	11/30/2020
Quartzy, Inc.	Biotechnology	2,250,000	10/15/2020
Solugen, Inc.	Technology Services	1,250,000	01/31/2020
Stay Alfred, Inc.	Internet	7,500,000	06/30/2020
Stitch Labs, Inc.	Software	750,000	01/31/2020
The Safe and Fair Food Company LLC	Other Technology	1,250,000	01/31/2020
Trendalytics Innovation Labs, Inc.	Software	450,000	01/31/2020
Visual Supply Company	Internet	2,500,000	03/31/2020
Voodoo Manufacturing, Inc.	Other Technology	375,000	02/28/2020
Total		$77,950,000

11. FINANCIAL HIGHLIGHTS

U.S. GAAP requires disclosure of financial highlights of the Fund for the three months ended March 31, 2020 and 2019.

The total rate of return is defined as the return based on the change in value during the period of a theoretical investment made at the beginning of the period. The total rate of return assumes a constant rate of return for the Fund during the period reported and weights each cash flow by the amount of time held in the Fund. This required methodology differs from an internal rate of return.

The ratios of expenses and net investment income to average net assets, calculated below, are annualized and are computed based upon the aggregate weighted-average net assets of the Fund for the periods presented. Net investment income is inclusive of all investment income net of expenses and excludes realized or unrealized gains and losses.

Beginning and ending net asset values per share are based on the beginning and ending number of shares outstanding. Other per share information is calculated based upon the aggregate weighted average net assets of the Fund for the periods presented.

The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Three Months Ended March 31, 2020	For the Three Months Ended March 31, 2019

Total return **	(1.54)%	4.39%

Per share amounts:
Net asset value, beginning of period	$2,065.85	$2,165.44
Net investment income	116.43	100.66
Net realized and change in unrealized loss from loans and derivative instruments	(147.60)	(6.27)
Net increase (decrease) in net assets resulting from operations	(31.17)	94.39
Distributions to shareholder	(344.78)	(54.89)
Contributions from shareholder	305.00	—
Net asset value, end of period	$1,994.90	$2,204.94
Net assets, end of period	$199,490,371	$220,494,213

Ratios to average net assets:

Expenses*	9.02%	10.08%
Net investment income*	22.99%	18.54%
Portfolio turn-over rate	-%	-%
Average debt outstanding	$176,375,000	$191,625,000
*Annualized
**Total return amounts presented above are not annualized

12. SUBSEQUENT EVENTS
The Fund evaluated subsequent events through the date the financial statements were issued and determined that no additional subsequent events had occurred that would require accrual or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to the historical information contained herein, the information in this Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the securities laws. These forward-looking statements reflect the current view of the Fund with respect to future events and financial performance and are subject to several risks and uncertainties, many of which are beyond the Fund’s control. All statements, other than statements of historical facts included in this Quarterly Report, regarding the strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives of the Fund are forward-looking statements. When used in this report, the words “will,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. All forward-looking statements speak only as of the date of this report. The Fund does not undertake any obligation to update or revise publicly any forward-looking statements, whether resulting from new information, future events or otherwise, except as required by law.

The reader of this Quarterly Report should understand that all such forward-looking statements are subject to various uncertainties and risks that could affect their outcome. The Fund’s actual results could differ materially from those suggested by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, variances in the actual versus projected growth in assets, return on assets, loan losses, expenses, rates charged on loans and earned on securities investments, competition and macro-economic changes including inflation, interest rate expectations, among other factors including those set forth in the section of this Quarterly Report titled “Risk Factors” and in Item 1A - “Risk Factors” in the Fund’s 2019 Annual Report on Form 10-K. This entire Quarterly Report should be read to put such forward-looking statements in context and to gain a more complete understanding of the uncertainties and risks involved in the Fund’s business.

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

Transactions with Venture Lending & Leasing IX, Inc. (“Fund IX”)

The Manager also serves as manager for Fund IX. The Fund’s Board of Directors determined that so long as Fund IX has capital available to invest in loan transactions with final maturities earlier than December 31, 2028 (the date on which Fund IX will be dissolved), the Fund may invest in each portfolio company in which Fund IX invests (“Investments”). Generally, the amount of each investment will be allocated 50% to the Fund and 50% to Fund IX, or such other allocations as may be determined by the respective fund boards, so long as the Fund has capital available to invest. The ability of the Fund to co-invest with Fund IX, and other clients advised by the Manager, is subject to the Conditions described above. Effective March 31, 2020, the Fund is no longer permitted to enter new commitments to borrowers; however the Fund is permitted to fund existing commitments through March 31, 2021. To the extent that clients, other than Fund IX, advised by the Manager (but in which the Manager has no proprietary interest) invest in opportunities available to the Fund, the Manager will allocate such opportunities among the Fund and such other clients in a manner deemed fair and equitable considering all of the circumstances in accordance with the Conditions.

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

Recent Development

Due to the recent outbreak of the novel strain of coronavirus (COVID-19), the Fund may be directly and indirectly affected by the increased financial market volatility and disruption of the global economy. Among other things, the aforementioned events could impair the ability of borrowers to make scheduled payments, result in loss of revenue, or cause the Fund to incur additional expenses. The increased financial market volatility factored into the Fund’s loan valuation adjustment and resulted in net increase in unrealized loss from loans as of March 31, 2020. Given the uncertainty of the COVID-19 situation, the extent of the long-term economic impact on the Fund’s business operations, result of operations, and access to liquidity and capital resources is unpredictable at this time.

The Fund is maintaining close communications with its debt portfolio companies to proactively assess and manage potential risks. Management has increased oversight analysis of credits across the Fund’s debt investment portfolio in an attempt to manage the potential credit risk and improve loan performance. Management is also monitoring the Fund’s continued access to capital resources through periodic communications with the bank syndicate and the Company’s members. As of March 31, 2020, there are no indications that the bank syndicate will fail to renew Fund’s debt facility or that any of the Company’s members will be unable to meet their capital obligations to the Company.

In addition, the Fund is taking proactive steps to ensure and maintain an appropriate liquidity position based on the current circumstances.

Results of Operations - For the Three Months Ended March 31, 2020 and 2019

Total investment income for the three months ended March 31, 2020 and 2019 was $16.2 million and $15.5 million, respectively, which primarily consisted of interest on the venture loans outstanding. The remaining income consisted of interest and dividends on the temporary investment of cash, and other income from commitment fees and warrants. The average outstanding balance of performing loans calculated using the month-end balances was $354.0 million and $390.4 million for the three months ended March 31, 2020 and 2019, respectively. The weighted-average interest rate on performing loans was 17.73% and 15.84% for the same periods, respectively. The weighted-average interest rate on all loans was 17.23% and 15.60% for the three months ended March 31, 2020 and 2019, respectively. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants, and new loans funded during the year. The increase in investment income and weighted-average interest rate was primarily due to several early payoffs of loans in the portfolio during the three months ended March 31, 2020.

Management fees were $2.3 million and $2.5 million for the three months ended March 31, 2020 and 2019, respectively. Management fees were calculated as 2.5% of the Fund’s total assets and the decrease was due to a decline in the Fund’s total assets due primarily to a decline in cash on hand as a result of no significant loan fundings scheduled immediately after the quarter end, and a significant increase in reserves for both the performing and non-performing loans.

Interest expense was $2.0 million and $2.7 million for the three months ended March 31, 2020 and 2019, respectively. Interest expense was comprised of amounts related to interest on debt amounts drawn down, unused credit line fees and amounts amortized from deferred fees incurred in conjunction with the loan facility. Interest expense decreased primarily due to a decline in the average outstanding debt from $191.6 million in 2019 to $176.4 million in 2020 and a decline in weighted-average interest rates from 5.72% for the three months ended March 31, 2019 to 4.63% for the three months ended March 31, 2020.

Banking and professional fees were $0.1 million and $0.2 million for the three months ended March 31, 2020 and 2019, respectively. The banking and professional fees were comprised of legal, audit, banking and other professional fees. Banking and professional fees decreased primarily due to the decrease in legal and audit fees.

Other operating expenses were less than $0.1 million for the three months ended March 31, 2020 and 2019. These expenses included director fees, custody fees, tax fees and other expenses related to the operations of the Fund.

Net investment income for the three months ended March 31, 2020 and 2019, was $11.6 million and $10.1 million, respectively.

Net realized gain (loss) from loans was $(0.4) million and less than $0.1 million for the three months ended March 31, 2020 and 2019, respectively. The primary reason for the loss was due to a non-accrual loan write off.

Net realized gain (loss) from derivative instruments was $(0.2) million and less than $0.1 million for the three months ended March 31, 2020 and 2019, respectively. The net realized loss from derivative instruments for the three months ended March 31, 2020 was due to interest payments paid on the interest rate swap as the floating rate dropped below the fixed rate of the swap. The net realized gain from derivative instruments for the three months ended March 31, 2019 was from interest payments received from the interest rate swap as the floating rate rose above the fixed rate of the swap.

Net change in unrealized loss from loans was $13.8 million and $0.4 million for the three months ended March 31, 2020 and 2019, respectively. The net change in unrealized loss from loans consisted of fair value adjustments taken against loans as a result of an improvement or deterioration in certain portfolio companies’ performance as well as reversal of prior adjustments on realized loan losses.

Net change in unrealized loss from derivative instruments was $0.3 million for both the three months ended March 31, 2020 and 2019. The net change in unrealized loss from derivative instruments consisted of fair market value adjustments to the derivative interest rate swap. The decrease was primarily due to the change in expectations of LIBOR interest rates during the periods as well as the realization of some of the prior value of the position.

Net increase (decrease) in net assets resulting from operations for the three months ended March 31, 2020 and 2019, was $(3.1) million and $9.4 million, respectively. On a per share basis, the net increase in net assets resulting from operations for the three months ended March 31, 2020 and 2019 was $(31.16) and $94.39, respectively.

Liquidity and Capital Resources – March 31, 2020 and December 31, 2019

The Fund is owned entirely by the Company. The Company is expected, but not required, to make further contributions to the capital of the Fund to the extent of the Company’s members’ capital commitment to the Company and excess cash balances of the Company. Total capital contributed to the Fund was $345.1 million and $314.6 million as of March 31, 2020 and December 31, 2019, respectively. As of both March 31, 2020 and December 31, 2019, the Company had subscriptions for capital in the amount of $423.6 million, of which $415.2 million and $372.8 million had been called, respectively. As of March 31, 2020, $8.4 million of capital remains uncalled and the uncalled capital expires on August 20, 2020, the Fund’s fifth anniversary of its first investment unless extended. The Manager has exercised, and the Board of Directors ratified, its discretion to extend the Fund’s investment period and the uncalled capital expiration date to March 31, 2021. The Company has made $141.1 million in recallable distributions to its investors, as permitted under its operating agreement between the Company’s managing member and members of the Company.

The change in cash for the three months ended March 31, 2020 and 2019 was as follows:

	For the Three Months Ended March 31, 2020	For the Three Months Ended March 31, 2019
Net cash provided by operating activities	$713,905	$8,919,878
Net cash used in financing activities	(8,706,539)	(27,423,898)
Net decrease in cash and cash equivalents	$(7,992,634)	$(18,504,020)

As of March 31, 2020 and December 31, 2019, 2.3% and 6.1%, respectively, of the Fund’s net assets consisted of cash and cash equivalents.

On April 5, 2016, the Fund established a secured, syndicated revolving loan facility in an initial amount of up to $150.0 million (the “Loan Agreement”) led by Wells Fargo, N.A. and MUFG Union Bank, N.A. On September 11, 2017, the Loan Agreement was amended (the “Amended Loan Agreement”) and the borrowing availability thereunder increased the size of the facility to $280.0 million. All of the assets of the Fund collateralize borrowings by the Fund. The Fund pays interest on its borrowings and a fee on the unused portion of the facility. The facility terminates on September 11, 2020, but can be accelerated in the event of default, such as failure by the Fund to make timely interest or principal payments. As of March 31, 2020, $170.0 million was outstanding under the facility.

     For the three months ended March 31, 2020, the Fund invested its assets in venture loans. Amounts disbursed under the Fund’s loan commitments were $59.4 million for the three months ended March 31, 2020. Net loan amounts outstanding after amortization and valuation adjustments decreased by $8.5 million for the same period. Unexpired unfunded commitments totaled approximately $88.1 million as of March 31, 2020.

As of	Cumulative Amount Disbursed	Principal Reductions and Fair Market Adjustments	Balance Outstanding - Fair Value	Unexpired Unfunded Commitments
March 31, 2020	$899.7 million	$536.2 million	$363.5 million	$88.1 million
December 31, 2019	$840.3 million	$468.3 million	$372.0 million	$78.0 million

The following tables show the unexpired unfunded commitments by portfolio company as of March 31, 2020 and December 31, 2019.

Borrower	Industry	Unexpired Unfunded Commitment as of March 31, 2020	Expiration Date
Aclima, Inc.	Other Technology	$4,000,000	07/31/2020
ArborMetrix, Inc.	Software	750,000	04/30/2020
ATeam Army, Inc.	Other Technology	500,000	07/30/2020
Benson Hill Bio, Inc.	Other Technology	7,500,000	12/01/2020
BW Industries, Inc.	Other Technology	2,000,000	07/31/2020
Callisto Media, Inc.	Technology Services	7,500,000	12/31/2020
Canary Technologies Corporation	Software	250,000	09/30/2020
Cloudleaf, Inc.	Software	1,500,000	10/15/2020
CytoVale, Inc.	Medical Devices	500,000	05/31/2020
Driver Bioengineering, Inc.	Biotechnology	1,250,000	06/30/2020
eXo Imaging, Inc.	Medical Devices	4,000,000	11/30/2020
Fetch Robotics, Inc.	Computers & Storage	10,000,000	06/30/2021
GoForward, Inc.	Other Healthcare	6,250,000	07/01/2020
Grin, Inc.	Other Healthcare	500,000	10/31/2020
Hello Heart Inc.	Other Healthcare	750,000	08/31/2020
Invoice2Go, Inc.	Software	14,000,000	03/31/2021
Jiko Group, Inc.	Other Technology	3,500,000	06/30/2020
Lucideus, Inc.	Software	500,000	07/15/2020
Lukla, Inc.	Internet	750,000	01/31/2021
Marley Spoon, Inc.	Internet	3,750,000	07/31/2020
Medable, Inc.	Software	2,000,000	07/31/2020
OneLocal, Inc.	Internet	666,667	07/31/2020
Percepto, Inc.	Other Technology	500,000	05/31/2020
Pitzi, Ltd.	Other Technology	2,500,000	11/30/2020
Quartzy, Inc.	Biotechnology	2,250,000	10/15/2020
Reciprocity, Inc.	Software	1,950,000	01/31/2021
RenoFi, Inc.	Internet	250,000	09/30/2020
Residently USA, LLC	Internet	750,000	07/30/2020
Stay Alfred, Inc.	Internet	7,500,000	06/30/2020
Total		$88,116,667

Borrower	Industry	Unexpired Unfunded Commitment as of December 31, 2019	Expiration Date
Ablacon, Inc.	Medical Devices	$2,500,000	01/31/2020
Ainsly, Inc.	Internet	1,500,000	01/31/2020
AirVine Scientific, Inc.	Wireless	125,000	03/31/2020
Apollo Flight Research Inc.	Other Technology	250,000	01/31/2020
ArborMetrix, Inc.	Software	750,000	04/30/2020
Beanfields, PBC	Other Technology	625,000	06/30/2020
BWI Industries, Inc.	Other Technology	2,000,000	07/31/2020
Callisto Media, Inc.	Technology Services	10,000,000	12/31/2020
Canary Technologies Corp.	Software	250,000	09/30/2020
Cesium, Inc.	Internet	375,000	03/31/2020
Cloudleaf, Inc.	Software	1,500,000	10/15/2020
DOSH Holdings, Inc.	Other Technology	3,750,000	01/15/2020
eXo Imaging, Inc.	Medical Devices	6,000,000	11/30/2020
GoForward, Inc.	Other Healthcare	6,250,000	07/01/2020
Hello Heart Inc.	Other Healthcare	1,750,000	08/31/2020
HumanAPI, Inc.	Other Healthcare	500,000	01/31/2020
Kids on 45th, Inc.	Internet	500,000	01/31/2020
Klar Holdings Limited	Technology Services	250,000	03/31/2020
Lifit, Inc.	Technology Services	500,000	01/30/2020
Lucideus, Inc.	Software	500,000	07/15/2020
Lukla, Inc.	Internet	750,000	01/31/2021
Marley Spoon, Inc.	Internet	3,750,000	07/31/2020
Medable, Inc.	Software	2,000,000	07/31/2020
Merchbar, Inc.	Internet	250,000	01/30/2020
Noteleaf, Inc.	Other Technology	1,000,000	01/31/2020
OneLocal, Inc.	Internet	1,000,000	07/31/2020
Owl Cameras, Inc.	Software	3,000,000	01/01/2020
Parallel Wireless, Inc.	Wireless	6,500,000	03/31/2020
Percepto, Inc.	Other Technology	1,000,000	05/31/2020
Pitzi, Ltd.	Other Technology	2,500,000	11/30/2020
Quartzy, Inc.	Biotechnology	2,250,000	10/15/2020
Solugen, Inc.	Technology Services	1,250,000	01/31/2020
Stay Alfred, Inc.	Internet	7,500,000	06/30/2020
Stitch Labs, Inc.	Software	750,000	01/31/2020
The Safe and Fair Food Company LLC	Other Technology	1,250,000	01/31/2020
Trendalytics Innovation Labs, Inc.	Software	450,000	01/31/2020
Visual Supply Company	Internet	2,500,000	03/31/2020
Voodoo Manufacturing, Inc.	Other Technology	375,000	02/28/2020
Total		$77,950,000

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

As of March 31, 2020, the Fund had cash reserves of $4.6 million and approximately $175.3 million in scheduled loan receivable payments over the next twelve months. Additionally, the Fund has access to uncalled capital of $8.4 million as a liquidity source and the unused portion of the revolving credit facility. Management intends to extend the credit facility beyond the current contractual termination date. Together, these amounts are sufficient to meet the current commitment backlog and operational expenses of the Fund over the next year. The Fund regularly evaluates potential future liquidity resources and demands before making additional future commitments.

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

The Fund’s exposure to interest rate sensitivity is regularly monitored and analyzed by measuring the characteristics of assets and liabilities. The Fund utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates. At March 31, 2020, the outstanding debt balance was $170.0 million at a weighted-average floating interest rate of 0.83%, for which the Fund had interest rate swaps in place with a fixed interest rate of 2.01% on $90.0 million of the notional principal amount, leaving the Fund with exposure to interest rate changes on the over-hedged balance.

Because all of the Fund’s loans impose a fixed interest rate upon funding, changes in short-term interest rates will not directly affect interest income associated with the loan portfolio as of March 31, 2020. However, those changes could have the potential to change the Fund’s ability to originate loan commitments, acquire and renew bank facilities, and engage in other investment activities. Further, changes in short-term interest rates could also affect interest rate expense, realized gain from investments and interest on the Fund’s short-term investments.
Based on the Fund’s Condensed Statements of Assets and Liabilities as of March 31, 2020, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in investments, borrowings, cash balances and interest rate swap derivatives.

Effect of Interest Rate Change By	Other Interest and Other Income (Loss)	Gain (Loss) from Derivative Instruments	Interest Income (Expense)	Total Income (Loss)
(0.50)%	$(22,885)	$(450,000)	$850,000	$377,115
1%	$45,770	$900,000	$(1,700,000)	$(754,230)
2%	$91,540	$1,800,000	$(3,400,000)	$(1,508,460)
3%	$137,310	$2,700,000	$(5,100,000)	$(2,262,690)
4%	$183,080	$3,600,000	$(6,800,000)	$(3,016,920)
5%	$228,850	$4,500,000	$(8,500,000)	$(3,771,150)
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

Changes in Internal Controls:

There have not been any changes in the Fund’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the Fund’s fiscal quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

Item 1A. Risk Factors

The following discussion point should be read in conjunction with Item 1A - “Risk Factors” in the Fund’s 2019 Annual Report on Form 10-K for a detailed description of the risks attendant to the Fund and its business. Except as set forth below, there have been no material changes to the risk factors reported in the Fund’s 2019 Annual Report on Form 10-K.

              Public Health Crises and Coronavirus.  Public health crises, such as the recent outbreak of the novel strain of coronavirus (“COVID-19”), may have direct and indirect adverse impact on the Fund’s portfolio companies’ business operations and results of operations.  Several countries and individual U.S. states have reacted to this rapidly evolving COVID-19 outbreak by instituting quarantines, shelter-in-place orders, travel restrictions, bans on public gathering, and closure of a wide range of businesses.  These measures have had an adverse impact on the global economy and contributed to significant volatility in the financial markets.  The degree to which the COVID-19 outbreak may impact the Fund’s portfolio companies’ business operations and results of operations, and the extent and duration of financial market volatility, is unknown at this time and will depend on future developments, including the severity and the duration of the outbreak. Management is continuing to work with the Fund’s portfolio companies that may be directly or indirectly affected by the outbreak to evaluate the potential impact on the borrowers’ ability to make timely payments and creditworthiness.

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

VENTURE LENDING & LEASING VIII, INC.
(Registrant)

By:	/s/ Maurice C. Werdegar	By:	/s/ Judy N. Bornstein
Maurice C. Werdegar		Judy N. Bornstein
Chief Executive Officer		Chief Financial Officer
(Principal Executive Officer)		(Principal Financial Officer)
Date:	May 12, 2020	Date:	May 12, 2020