Form 10-Q
period 2020-06-30
Venture Lending & Leasing VIII, Inc.
filed 2020-08-13
CIK 1642862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]  No [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 13, 2020
Common Stock, $0.001 par value	100,000

VENTURE LENDING & LEASING VIII, INC.
INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Statements of Assets and Liabilities (Unaudited)
As of June 30, 2020 and December 31, 2019

Condensed Statements of Operations (Unaudited)
For the three and six months ended June 30, 2020 and 2019

Condensed Statements of Changes in Net Assets (Unaudited)
For the three and six months ended June 30, 2020 and 2019

Condensed Statements of Cash Flows (Unaudited)
For the six months ended June 30, 2020 and 2019

Condensed Schedules of Investments (Unaudited)
As of June 30, 2020 and December 31, 2019

Condensed Schedules of Derivative Instruments (Unaudited)
As of June 30, 2020 and December 31, 2019

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

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VENTURE LENDING & LEASING VIII, INC.

CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
AS OF JUNE 30, 2020 AND DECEMBER 31, 2019

	June 30, 2020	December 31, 2019
ASSETS
Loans, at estimated fair value
(cost of $368,573,987 and $379,044,418)	$348,279,528	$371,955,824
Cash and cash equivalents	2,504,521	12,569,629
Dividend and interest receivables	4,302,475	4,702,811
Other assets	718,172	551,337
Total assets	355,804,696	389,779,601

LIABILITIES
Borrowings under debt facility	153,000,000	179,000,000
Accrued management fees	2,223,779	2,436,123
Derivative liability	353,423	347,183
Accounts payable and other accrued liabilities	977,676	1,411,131
Total liabilities	156,554,878	183,194,437

NET ASSETS	$199,249,818	$206,585,164

Analysis of Net Assets:

Capital paid in on shares of capital stock	$345,075,000	$314,575,000
Total distributable losses	(145,825,182)	(107,989,836)
Net assets (equivalent to $1,992.50 and $2,065.85 per share based on 100,000 shares of capital stock outstanding - See Note 5 and Note 11)	$199,249,818	$206,585,164

Commitments & Contingent Liabilities:
Unexpired unfunded commitments (See Note 10)	$66,533,333	$77,950,000

See notes to condensed financial statements.

VENTURE LENDING & LEASING VIII, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

	For the Three Months Ended June 30, 2020	For the Three Months Ended June 30, 2019	For the Six Months Ended June 30, 2020	For the Six Months Ended June 30, 2019

INVESTMENT INCOME:
Interest on loans	$13,346,400	$20,484,930	$29,036,496	$35,948,224
Other interest and other income	12,808	130,725	529,960	205,737
Total investment income	13,359,208	20,615,655	29,566,456	36,153,961

EXPENSES:
Management fees	2,223,779	2,424,015	4,559,205	4,938,820
Interest expense	1,547,167	2,639,095	3,589,177	5,379,914
Banking and professional fees	134,243	157,637	253,297	318,894
Other operating expenses	27,565	39,871	95,755	94,860
Total expenses	3,932,754	5,260,618	8,497,434	10,732,488
Net investment income	9,426,454	15,355,037	21,069,022	25,421,473

Net realized loss from loans	(546,608)	(485,466)	(981,486)	(481,341)
Net realized gain (loss) from derivative instruments	(349,050)	70,865	(555,589)	146,967
Net change in unrealized gain (loss) from loans	638,199	(2,205,184)	(13,205,864)	(2,589,667)
Net change in unrealized gain (loss) from derivative instruments	267,029	(699,692)	(6,239)	(1,022,885)
Net realized and change in unrealized gain (loss) from loans and derivative instruments	9,570	(3,319,477)	(14,749,178)	(3,946,926)
Net increase in net assets resulting from operations	$9,436,024	$12,035,560	$6,319,844	$21,474,547

Amounts per common share:
Net increase in net assets resulting from operations per share	$94.36	$120.36	$63.20	$214.75
Weighted average shares outstanding	100,000	100,000	100,000	100,000

See notes to condensed financial statements.

VENTURE LENDING & LEASING VIII, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

	Common stock
	Shares	Par value	Additional paid-in capital	Total distributable earnings (loss)	Net assets
Balance at March 31, 2019	100,000	$100	$297,574,900	$(77,080,787)	$220,494,213
Net increase in net assets resulting from operations	—	—	—	12,035,560	12,035,560
Distributions to shareholder	—	—	—	(22,767,607)	(22,767,607)

Balance at June 30, 2019	100,000	$100	$297,574,900	$(87,812,834)	$209,762,166

Balance at March 31, 2020	100,000	$100	$345,074,900	$(145,584,629)	$199,490,371
Net increase in net assets resulting from operations	—	—	—	9,436,024	9,436,024
Distributions to shareholder	—	—	—	(9,676,577)	(9,676,577)

Balance at June 30, 2020	100,000	$100	$345,074,900	$(145,825,182)	$199,249,818

Balance at December 31, 2018	100,000	$100	$297,574,900	$(81,031,049)	$216,543,951
Net increase in net assets resulting from operations	—	—	—	21,474,547	21,474,547
Distributions to shareholder	—	—	—	(28,256,332)	(28,256,332)

Balance at June 30, 2019	100,000	$100	$297,574,900	$(87,812,834)	$209,762,166

Balance at December 31, 2019	100,000	$100	$314,574,900	$(107,989,836)	$206,585,164
Net increase in net assets resulting from operations	—	—	—	6,319,844	6,319,844
Contributions from shareholder	—	—	30,500,000	—	30,500,000
Distributions to shareholder	—	—	—	(44,155,190)	(44,155,190)

Balance at June 30, 2020	100,000	$100	$345,074,900	$(145,825,182)	$199,249,818

See notes to condensed financial statements.

VENTURE LENDING & LEASING VIII, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

	For the Six Months Ended June 30, 2020	For the Six Months Ended June 30, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets resulting from operations	$6,319,844	$21,474,547
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Net realized loss from loans	981,486	481,341
Net realized (gain) loss from derivative instruments	555,589	(146,967)
Net change in unrealized loss from loans	13,205,864	2,589,667
Net change in unrealized loss from derivative instruments	6,239	1,022,885
Amortization of deferred costs related to borrowing facility	295,984	276,252
Net decrease in dividend and interest receivables	400,336	192,531
Net increase in other assets	(462,819)	(171,670)
Net decrease in accounts payable, other accrued liabilities and accrued management fees	(645,798)	(1,262,354)
Origination of loans	(74,716,667)	(70,700,000)
Principal payments on loans	83,111,731	91,664,439
Acquisition of equity securities	(4,561,308)	(4,693,953)
Net cash provided by operating activities	24,490,481	40,726,718
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to shareholder	(38,500,000)	(17,100,000)
Contributions from shareholder	30,500,000	—
Borrowings under debt facility	46,000,000	15,000,000
Repayments of borrowings under debt facility	(72,000,000)	(44,500,000)
Payments made for derivative instruments	(555,589)	—
Payments received from derivative instruments	—	146,967
Net cash used in financing activities	(34,555,589)	(46,453,033)
Net decrease in cash and cash equivalents	(10,065,108)	(5,726,315)
CASH AND CASH EQUIVALENTS:
Beginning of period	12,569,629	19,388,362
End of period	$2,504,521	$13,662,047
SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE PERIOD:
Interest - Debt facility	$3,342,601	$7,312,208
NON-CASH OPERATING AND FINANCING ACTIVITIES:
Distributions of equity securities and convertible loan to shareholder	$5,655,190	$11,156,332
Receipt of equity securities and convertible loan as repayment of loans	$1,093,882	$6,462,379
See notes to condensed financial statements.

VENTURE LENDING & LEASING VIII, INC.

CONDENSED SCHEDULE OF INVESTMENTS (UNAUDITED)
AS OF JUNE 30, 2020

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Final Maturity Date

Biotechnology
	Antheia, Inc.		Senior Secured	11.5%		$1,482,679	$1,426,110	$1,426,110	12/1/2022
	Antheia, Inc.		Senior Secured	11.5%		1,484,156	1,463,369	1,463,369	12/1/2022
	Antheia, Inc. Subtotal					2,966,835	2,889,479	2,889,479
	Driver Bioengineering, Inc.		Senior Secured	11.0%		371,515	319,318	319,318	4/1/2023
	Driver Bioengineering, Inc.		Senior Secured	11.0%		866,712	844,484	844,484	6/1/2023
	Driver Bioengineering, Inc. Subtotal					1,238,227	1,163,802	1,163,802
	Orpheus Therapeutics, Inc.		Senior Secured	18.0%		178,510	174,288	—	*
	Quartzy, Inc.		Senior Secured	12.0%		742,027	645,116	645,116	8/1/2023
Biotechnology Total		2.4%				$5,125,599	$4,872,685	$4,698,397

Computers & Storage
	Canary Connect, Inc.		Senior Secured	12.8%		$2,471,020	$2,390,465	$2,390,465	3/1/2023
	Canary Connect, Inc.		Senior Secured	12.8%		297,939	277,990	277,990	12/1/2020
	Canary Connect, Inc. Subtotal					2,768,959	2,668,455	2,668,455
	Fetch Robotics, Inc.		Senior Secured	12.0%		7,423,631	7,053,862	7,053,862	6/1/2024
Computers & Storage Total		4.9%				$10,192,590	$9,722,317	$9,722,317

Internet
	Ainsly, Inc. ** ^		Senior Secured	12.5%		$655,595	$610,032	$610,032	8/1/2022
	Ainsly, Inc. ** ^		Senior Secured	12.5%		218,547	218,547	218,547	8/1/2022
	Ainsly, Inc. ** ^ Subtotal					874,142	828,579	828,579
	Amino Payments, Inc.		Senior Secured	10.8%		881,845	841,372	841,372	3/1/2022
	Bombfell, Inc.		Senior Secured	11.0%		597,384	562,205	216,393	*
	Cesium, Inc.		Senior Secured	10.3%		247,656	232,824	232,824	1/1/2023
	Cesium, Inc.		Senior Secured	10.3%		123,870	121,713	121,713	1/1/2023
	Cesium, Inc. Subtotal					371,526	354,537	354,537
	Clearsurance, Inc.		Senior Secured	10.3%		926,937	895,578	895,578	9/1/2021
	Daily Muse, Inc.		Senior Secured	11.0%		3,699,267	3,645,799	3,645,799	12/1/2021
	FLYR, Inc.		Senior Secured	11.5%		795,323	757,789	387,646	9/1/2021
	FLYR, Inc.		Senior Secured	11.8%		1,649,463	1,628,574	855,879	1/1/2022
	FLYR, Inc. Subtotal					2,444,786	2,386,363	1,243,525
	iZENEtech, Inc. ** ^		Senior Secured	11.0%		2,104,782	2,087,685	2,087,685	6/1/2021
	iZENEtech, Inc. ** ^		Senior Secured	11.0%		1,255,706	1,235,578	1,235,578	1/1/2021
	iZENEtech, Inc. ** ^ Subtotal					3,360,488	3,323,263	3,323,263
	Lenddo International ** ^		Senior Secured	18.0%		795,048	794,703	252,409	*
	Linden Research Inc.		Senior Secured	12.0%		6,422,843	6,251,861	6,251,861	6/1/2022
	Lukla, Inc.		Senior Secured	12.5%		494,434	430,687	430,687	12/1/2022
	Lukla, Inc.		Senior Secured	12.5%		245,052	232,102	232,102	6/1/2023
	Lukla, Inc. Subtotal					739,486	662,789	662,789
	Marley Spoon, Inc. ** ^		Senior Secured	12.0%	2.5%	3,710,038	2,792,320	2,792,320	5/1/2023
	Masse, Inc.		Senior Secured	18.0%		1,703,002	691,508	467,293	*
	Merchbar, Inc.		Senior Secured	11.8%		494,654	466,125	466,125	3/1/2023
	MyPizza Technologies, Inc.		Senior Secured	11.5%		4,946,199	4,749,774	4,749,774	12/1/2023
	MyPizza Technologies, Inc.		Senior Secured	11.5%		2,473,404	2,430,360	2,430,359	2/1/2024
	MyPizza Technologies, Inc. Subtotal					7,419,603	7,180,134	7,180,133
	Nimble Rx, Inc.		Senior Secured	12.0%		1,236,479	1,104,553	1,104,553	2/1/2023

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Final Maturity Date
	OneLocal, Inc. ** ^		Senior Secured	12.3%		329,900	323,280	323,280	3/1/2023
	OneLocal, Inc. ** ^		Senior Secured	12.3%		329,823	302,028	302,028	3/1/2023
	OneLocal, Inc. ** ^ Subtotal					659,723	625,308	625,308
	Osix Corporation		Senior Secured	12.3%		62,924	57,015	57,015	12/1/2021
	RenoFi, Inc.		Senior Secured	12.0%		247,449	226,872	226,872	6/1/2023
	Residently USA, LLC ** ^		Senior Secured	12.0%		989,598	869,398	869,398	2/1/2023
	Serface Care, Inc.		Senior Secured	12.3%		519,374	495,122	200,087	2/1/2022
	Serface Care, Inc.		Senior Secured	12.3%		173,167	170,056	68,316	2/1/2022
	Serface Care, Inc. Subtotal					692,541	665,178	268,403
	Shadow, PBC		Senior Secured	11.5%		508,638	465,897	465,897	10/1/2022
	SpotOn Computing, Inc.		Senior Secured	18.0%		1,893,528	1,853,788	816,449	*
	Stay Alfred, Inc.		Senior Secured	18.0%		10,932,368	8,843,431	1,262,247	*
	Tango Card, Inc.		Senior Secured	12.0%		278,926	277,848	277,848	11/1/2020
	Verishop, Inc.		Senior Secured	12.0%		2,473,674	2,429,651	2,429,651	12/1/2023
	Verishop, Inc.		Senior Secured	12.0%		2,472,793	2,340,327	2,340,327	12/1/2023
	Verishop, Inc. Subtotal					4,946,467	4,769,978	4,769,978
Internet Total		20.2%				$56,889,690	$51,436,402	$40,165,944

Medical Devices
	Ablacon, Inc.		Senior Secured	11.0%		$2,475,332	$2,351,563	$2,351,563	3/1/2023
	Ablacon, Inc.		Senior Secured	11.0%		2,476,220	2,429,716	2,429,716	3/1/2023
	Ablacon, Inc. Subtotal					4,951,552	4,781,279	4,781,279
	Anutra Medical, Inc.		Senior Secured	12.0%		233,078	223,395	223,395	10/1/2022
	CytoVale, Inc.		Senior Secured	12.0%		469,270	463,208	463,208	6/1/2022
	CytoVale, Inc.		Senior Secured	12.0%		389,196	383,951	383,951	7/1/2022
	CytoVale, Inc.		Senior Secured	12.0%		494,995	483,343	483,343	11/1/2023
	CytoVale, Inc.		Senior Secured	12.0%		416,515	398,198	398,198	3/1/2022
	CytoVale, Inc.		Senior Secured	12.0%		494,795	463,625	463,625	10/1/2023
	CytoVale, Inc. Subtotal					2,264,771	2,192,325	2,192,325
	eXo Imaging, Inc.		Senior Secured	11.8%		1,980,023	1,800,578	1,800,578	9/1/2023
	Medrobotics Corporation, Inc.		Senior Secured	18.0%		10,000,000	8,793,564	7,734,794	*
	NeuMoDx Molecular, Inc.		Senior Secured	12.0%		2,967,451	2,908,792	2,908,791	4/1/2023
	NeuMoDx Molecular, Inc.		Senior Secured	12.0%		3,456,883	3,290,973	3,290,972	4/1/2023
	NeuMoDx Molecular, Inc.		Senior Secured	12.0%		3,460,548	3,413,930	3,413,930	4/1/2023
	NeuMoDx Molecular, Inc. Subtotal					9,884,882	9,613,695	9,613,693
	RadiAction Ltd. ** ^		Senior Secured	11.5%		562,885	545,943	545,943	10/1/2021
	RadiAction Ltd. ** ^		Senior Secured	11.5%		752,782	743,028	743,028	4/1/2022
	RadiAction Ltd. ** ^ Subtotal					1,315,667	1,288,971	1,288,971
	Renovia, Inc.		Senior Secured	10.5%		8,340,238	7,924,384	7,924,384	1/1/2023
Medical Devices Total		17.8%				$38,970,211	$36,618,191	$35,559,419

Other Healthcare
	Caredox, Inc.		Senior Secured	11.8%		$785,090	$765,956	$675,786	7/1/2022
	Clover Health Investments Corporation		Senior Secured	11.3%		7,964,945	7,964,945	7,964,945	10/1/2022
	Clover Health Investments Corporation		Senior Secured	11.0%		11,869,134	11,869,134	11,869,134	3/1/2022
	Clover Health Investments Corporation Subtotal					19,834,079	19,834,079	19,834,079
	Discover Echo, Inc.		Senior Secured	11.0%		165,323	162,203	162,203	12/1/2020
	Emerald Cloud Lab, Inc.		Senior Secured	11.8%		1,534,941	1,448,761	1,448,761	12/1/2021
	GoForward, Inc.		Senior Secured	11.5%		6,185,050	5,619,100	5,619,100	9/1/2023
	Grin, Inc.		Senior Secured	12.0%		494,833	482,988	482,988	1/1/2024
	Grin, Inc.		Senior Secured	12.0%		989,770	932,213	932,213	10/1/2023
	Grin, Inc. Subtotal					1,484,603	1,415,201	1,415,201

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Final Maturity Date
	Hello Heart Inc.		Senior Secured	11.0%		990,481	972,854	972,854	4/1/2023
	Hello Heart Inc.		Senior Secured	10.8%		461,771	450,502	450,502	7/1/2021
	Hello Heart Inc.		Senior Secured	10.8%		841,762	833,511	833,511	10/1/2021
	Hello Heart Inc.		Senior Secured	11.0%		1,237,766	1,169,801	1,169,801	4/1/2023
	Hello Heart Inc. Subtotal					3,531,780	3,426,668	3,426,668
	HumanAPI, Inc.		Senior Secured	11.8%		1,398,093	1,331,294	1,331,294	10/1/2022
	HumanAPI, Inc.		Senior Secured	11.8%		494,755	487,180	487,180	1/1/2023
	HumanAPI, Inc. Subtotal					1,892,848	1,818,474	1,818,474
	mPharma Data, Inc. ** ^		Senior Secured	10.0%		63,052	62,510	62,510	11/1/2020
	mPharma Data, Inc. ** ^		Senior Secured	10.0%		111,629	111,130	111,130	3/1/2021
	mPharma Data, Inc. ** ^		Senior Secured	10.0%		1,632,891	1,606,962	1,606,962	11/1/2021
	mPharma Data, Inc. ** ^ Subtotal					1,807,572	1,780,602	1,780,602
	Myolex, Inc.		Senior Secured	18.0%		762,531	726,537	238,967	*
	Naked Biome, Inc.		Senior Secured	18.0%		523,049	519,421	—	*
	Robin Care, Inc.		Senior Secured	11.5%		574,551	554,825	554,825	7/1/2021
	Sparta Software Corporation		Senior Secured	11.5%	2.2%	396,731	384,865	384,865	5/1/2022
	Therapydia, Inc.		Senior Secured	11.5%		224,261	211,397	211,397	8/1/2022
	Therapydia, Inc.		Senior Secured	11.5%		254,138	249,379	249,379	12/1/2022
	Therapydia, Inc.		Senior Secured	12.0%	1.7%	115,684	108,056	108,056	3/1/2023
	Therapydia, Inc.		Senior Secured	11.5%		261,420	256,382	256,382	1/1/2023
	Therapydia, Inc.		Senior Secured	12.5%	1.7%	124,207	124,207	124,207	6/1/2023
	Therapydia, Inc. Subtotal					979,710	949,421	949,421
	Zillion Group, Inc.		Senior Secured	12.0%		222,193	221,219	197,621	12/1/2020
	Zillion Group, Inc.		Senior Secured	12.0%		37,958	37,804	27,097	7/1/2020
	Zillion Group, Inc. Subtotal					260,151	259,023	224,718
Other Healthcare Total		19.3%				$40,718,009	$39,665,136	$38,533,670

Other Technology
	8i Corporation		Senior Secured	11.8%		$613,155	$608,053	$608,053	12/1/2020
	Abiquo Group, Inc. ** ^		Senior Secured	12.0%		232,486	225,791	225,791	7/1/2021
	Aclima, Inc.		Senior Secured	11.9%		1,687,778	1,503,778	1,503,778	4/1/2022
	Antitoxin Technologies Inc. ** ^		Senior Secured	11.5%		451,680	425,197	425,197	9/1/2022
	Apollo Flight Research Inc.		Senior Secured	11.0%		247,622	243,370	243,370	1/1/2023
	Apollo Flight Research Inc.		Senior Secured	11.0%		406,585	392,525	392,525	6/1/2022
	Apollo Flight Research Inc. Subtotal					654,207	635,895	635,895
	ATeam Army, Inc.		Senior Secured	12.0%		1,237,112	1,160,880	1,160,880	4/1/2023
	Beanfields, PBC		Senior Secured	12.5%		864,769	822,582	822,582	3/1/2023
	Beanfields, PBC		Senior Secured	12.5%		618,350	602,027	602,027	3/1/2023
	Beanfields, PBC Subtotal					1,483,119	1,424,609	1,424,609
	Benson Hill Bio, Inc.		Senior Secured	12.5%		9,890,818	9,073,838	9,073,838	5/1/2024
	Brightside Benefit, Inc.		Senior Secured	12.4%		919,513	905,550	905,550	3/1/2023
	Brightside Benefit, Inc.		Senior Secured	12.1%		580,635	552,066	552,066	9/1/2022
	Brightside Benefit, Inc. Subtotal					1,500,148	1,457,616	1,457,616
	BW Industries, Inc.		Senior Secured	11.8%		1,978,600	1,801,704	1,801,704	5/1/2023
	BW Industries, Inc.		Senior Secured	11.8%		1,978,506	1,936,660	1,936,660	6/1/2023
	BW Industries, Inc. Subtotal					3,957,106	3,738,364	3,738,364
	Consumer Physics, Inc. ** ^		Senior Secured	11.0%		777,723	754,414	687,923	11/1/2021
	DOSH Holdings, Inc.		Senior Secured	11.0%		4,065,086	3,926,781	3,926,781	6/1/2022
	DOSH Holdings, Inc.		Senior Secured	11.0%		1,016,562	1,003,950	1,003,950	6/1/2022
	DOSH Holdings, Inc. Subtotal					5,081,648	4,930,731	4,930,731
	Eguana Technologies, Inc. ** ^		Senior Secured	12.5%		1,538,540	1,463,254	1,463,254	2/1/2022
	ESM Group International , Inc.		Senior Secured	12.0%		344,130	327,295	327,295	12/1/2021
	Finiks, Inc.		Senior Secured	2.7%		667,500	33,375	33,375	*
	Fitplan, Inc. ** ^		Senior Secured	12.5%		1,226,870	1,115,236	1,087,026	*

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Final Maturity Date
	Flo Water, Inc.		Senior Secured	11.4%		364,657	358,220	358,220	5/1/2021
	Flo Water, Inc.		Senior Secured	11.8%		1,979,812	1,860,231	1,860,231	12/1/2023
	Flo Water, Inc. Subtotal					2,344,469	2,218,451	2,218,451
	Gap Year Global, Inc.		Senior Secured	18.0%		90,768	86,359	—	*
	Heartwork, Inc.		Senior Secured	18.0%		379,462	371,981	27,353	*
	Higher Ground Education, Inc.		Senior Secured	12.5%		1,482,539	1,457,079	1,457,079	4/1/2023
	Higher Ground Education, Inc.		Senior Secured	12.5%		494,251	485,213	485,213	5/1/2023
	Higher Ground Education, Inc.		Senior Secured	12.5%		2,343,659	2,225,460	2,225,460	1/1/2023
	Higher Ground Education, Inc.		Senior Secured	12.5%		494,378	484,308	484,308	8/1/2023
	Higher Ground Education, Inc. Subtotal					4,814,827	4,652,060	4,652,060
	Hint, Inc.		Senior Secured	11.0%		1,155,555	1,155,555	1,155,555	7/1/2021
	Hint, Inc.		Senior Secured	11.0%		1,239,605	1,179,831	1,179,831	8/1/2021
	Hint, Inc.		Senior Secured	12.0%		4,948,170	4,305,927	4,305,927	6/1/2023
	Hint, Inc.		Senior Secured	11.0%		814,461	797,398	797,398	3/1/2021
	Hint, Inc. Subtotal					8,157,791	7,438,711	7,438,711
	Kobo360, Inc. ** ^		Senior Secured	11.3%		64,470	64,470	64,470	9/1/2020
	Kogniz, Inc.		Senior Secured	12.8%		236,625	207,890	207,890	3/1/2022
	Lambda School, Inc.		Senior Secured	11.3%		4,950,870	4,627,885	4,627,885	7/1/2023
	Lambda School, Inc.		Senior Secured	11.3%		2,475,797	2,475,797	2,475,797	8/1/2023
	Lambda School, Inc. Subtotal					7,426,667	7,103,682	7,103,682
	LanzaTech New Zealand Ltd.		Senior Secured	13.3%		828,085	824,814	824,814	3/1/2021
	LanzaTech New Zealand Ltd.		Senior Secured	13.0%		355,625	354,774	354,774	9/1/2020
	LanzaTech New Zealand Ltd. Subtotal					1,183,710	1,179,588	1,179,588
	Make School, Inc.		Senior Secured	11.3%		496,581	484,654	484,654	8/1/2021
	Neuehouse, LLC		Senior Secured	12.0%		1,750,000	1,297,265	1,297,265	*
	Nevada Nanotech Systems, Inc.		Senior Secured	12.0%		431,573	415,451	415,451	6/1/2021
	NewGlobe Schools, Inc. ** ^		Senior Secured	12.5%		3,462,233	3,276,362	3,276,362	8/1/2023
	NewGlobe Schools, Inc. ** ^		Senior Secured	12.5%		3,494,736	3,375,547	3,375,547	8/1/2022
	NewGlobe Schools, Inc. ** ^ Subtotal					6,956,969	6,651,909	6,651,909
	Northern Quinoa Production Corporation ** ^		Senior Secured	10.7%		6,279,550	5,937,461	5,518,859	12/1/2022
	Noteleaf, Inc.		Senior Secured	12.5%		989,137	969,058	969,058	9/1/2023
	Noteleaf, Inc.		Senior Secured	11.0%		167,588	167,031	167,031	9/1/2020
	Noteleaf, Inc.		Senior Secured	12.5%		1,482,170	1,420,578	1,420,578	4/1/2023
	Noteleaf, Inc. Subtotal					2,638,895	2,556,667	2,556,667
	Opya, Inc.		Senior Secured	12.0%		1,188,091	1,143,747	1,143,747	7/1/2023
	Ozy Media, Inc.		Senior Secured	12.8%		2,472,322	2,357,051	2,357,051	6/1/2023
	PDQ Enterprises LLC **		Senior Secured	11.0%		938,026	933,016	933,016	2/1/2021
	Percepto Robotics, Ltd. ** ^		Senior Secured	12.5%		66,929	66,594	66,594	12/1/2020
	Percepto Robotics, Ltd. ** ^		Senior Secured	12.5%		56,944	56,628	56,628	8/1/2020
	Percepto Robotics, Ltd. ** ^ Subtotal					123,873	123,222	123,222
	Percepto, Inc.		Senior Secured	12.2%		1,982,767	1,868,646	1,868,646	4/1/2023
	Pitzi, Ltd. ** ^		Senior Secured	12.0%		1,484,670	1,426,089	1,426,089	4/1/2024
	Pitzi, Ltd. ** ^		Senior Secured	12.0%		494,621	361,158	361,158	11/1/2023
	Pitzi, Ltd. ** ^ Subtotal					1,979,291	1,787,247	1,787,247
	Plant Prefab, Inc.		Senior Secured	11.0%		1,155,071	1,120,894	1,120,894	8/1/2022
	Platform Science, Inc.		Senior Secured	12.0%		864,790	822,636	822,636	2/1/2022
	Plenty Unlimited, Inc.		Senior Secured	9.0%	11.7%	1,632,040	1,600,171	1,600,171	9/1/2021
	Plenty Unlimited, Inc.		Senior Secured	9.0%	11.7%	422,059	417,560	417,560	1/1/2021
	Plenty Unlimited, Inc.		Senior Secured	9.0%	9.4%	476,543	474,362	474,362	3/1/2021
	Plenty Unlimited, Inc. Subtotal					2,530,642	2,492,093	2,492,093
	Plethora, Inc.		Senior Secured	11.2%		2,360,749	2,189,907	2,189,907	3/1/2022
	Redaptive, Inc.		Senior Secured	12.0%		4,944,155	4,760,519	4,760,519	12/1/2022
	Romaine Empire, Inc.		Senior Secured	12.3%		5,927,887	5,629,714	5,629,714	7/1/2023

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Final Maturity Date
	Saber es Poder, Inc.		Senior Secured	10.5%		195,517	196,062	196,062	5/1/2022
	Saber es Poder, Inc.		Senior Secured	10.5%		360,060	347,698	347,698	3/1/2022
	Saber es Poder, Inc. Subtotal					555,577	543,760	543,760
	Saltbox, Inc.		Senior Secured	12.3%		494,333	473,434	473,434	6/1/2023
	Strong Arm Technologies, Inc.		Senior Secured	12.0%		447,175	438,534	438,534	5/1/2021
	Sustainable Living Partners, LLC		Senior Secured	12.5%		4,943,780	4,306,502	4,306,502	8/1/2023
	Terramera, Inc. ** ^		Senior Secured	12.0%		669,504	653,186	653,186	4/1/2021
	Terramera, Inc. ** ^		Senior Secured	12.0%		334,827	332,207	332,207	4/1/2021
	Terramera, Inc. ** ^ Subtotal					1,004,331	985,393	985,393
	Theatro Labs, Inc.		Senior Secured	12.0%		1,122,965	1,098,804	1,098,804	8/1/2022
	Thras.io, Inc.		Senior Secured	12.0%	47.3%	476,705	476,705	476,705	7/1/2024
	Thras.io, Inc.		Senior Secured	12.0%	45.1%	383,020	383,020	383,020	6/1/2024
	Thras.io, Inc.		Senior Secured	12.0%	45.1%	287,676	287,676	287,676	6/1/2024
	Thras.io, Inc.		Senior Secured	12.0%	45.1%	193,170	193,170	193,170	5/1/2024
	Thras.io, Inc.		Senior Secured	12.0%	47.4%	292,930	264,489	264,489	4/1/2024
	Thras.io, Inc.		Senior Secured	12.0%	45.1%	194,359	194,359	194,359	4/1/2024
	Thras.io, Inc.		Senior Secured	12.0%	47.3%	94,758	94,758	94,758	8/1/2024
	Thras.io, Inc. Subtotal					1,922,618	1,894,177	1,894,177
	UniEnergy Technologies LLC		Senior Secured	12.3%		1,351,234	1,273,934	852,012	12/1/2020
	Veev Group, Inc.		Senior Secured	12.5%		1,236,300	1,087,307	1,087,307	6/1/2023
	Veev Group, Inc.		Senior Secured	12.5%		3,709,635	3,631,372	3,631,372	6/1/2023
	Veev Group, Inc.		Senior Secured	12.5%		629,811	612,441	612,441	12/1/2021
	Veev Group, Inc. Subtotal					5,575,746	5,331,120	5,331,120
	Velo Holdings Limited		Senior Secured	12.0%		2,471,720	2,368,342	2,368,342	6/1/2022
	Virtuix Holdings, Inc.		Senior Secured	12.3%		188,420	185,397	150,136	4/1/2022
	Virtuix Holdings, Inc.		Senior Secured	11.0%		28,157	28,081	9,300	7/1/2020
	Virtuix Holdings, Inc. Subtotal					216,577	213,478	159,436
	Voodoo Manufacturing, Inc.		Senior Secured	12.0%		271,105	255,671	255,671	3/1/2022
	Wheels Labs, Inc.		Senior Secured	12.5%		3,931,163	3,828,188	3,828,188	8/1/2022
	Wine Plum, Inc.		Senior Secured	12.5%		903,248	868,632	868,632	9/1/2022
Other Technology Total		58.8%				$126,275,613	$118,653,586	$117,233,332

Security
	Axonius, Inc.		Senior Secured	12.0%		$265,789	$259,702	$259,702	9/1/2021
	Karamba Security Ltd. ** ^		Senior Secured	12.0%		1,036,782	945,889	945,889	6/1/2022
	Nok Nok Labs, Inc.		Senior Secured	12.5%		143,685	139,177	139,177	12/1/2020
	Nok Nok Labs, Inc.		Senior Secured	12.5%		698,840	687,374	687,374	6/1/2022
	Nok Nok Labs, Inc. Subtotal					842,525	826,551	826,551
	Safetrust Holdings, Inc.		Senior Secured	12.5%		249,930	194,010	194,010	6/1/2021
Security Total		1.1%				$2,395,026	$2,226,152	$2,226,152

Semiconductors & Equipment
	ETA Compute, Inc.		Senior Secured	12.0%		$894,907	$872,137	$872,137	11/1/2021
	ETA Compute, Inc.		Senior Secured	10.5%		18,594	18,569	18,569	8/1/2020
	ETA Compute, Inc. Subtotal					913,501	890,706	890,706
	Innophase, Inc.		Senior Secured	11.8%		3,014,718	2,964,458	2,964,458	6/1/2021
	Innophase, Inc.		Senior Secured	11.8%		1,292,775	1,282,166	1,282,166	6/1/2021
	Innophase, Inc. Subtotal					4,307,493	4,246,624	4,246,624
Semiconductors & Equipment Total		2.6%				$5,220,994	$5,137,330	$5,137,330

Software
	Alkanza Inc.		Senior Secured	18.0%		—	—	$59,963	*
	Aptible, Inc.		Senior Secured	11.8%		67,438	66,897	66,897	2/1/2021

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Final Maturity Date
	ArborMetrix, Inc.		Senior Secured	12.5%		742,103	716,478	716,478	9/1/2023
	ArborMetrix, Inc.		Senior Secured	11.5%		749,609	749,609	749,609	6/1/2022
	ArborMetrix, Inc.		Senior Secured	11.5%		2,622,513	2,546,109	2,546,109	6/1/2022
	ArborMetrix, Inc.		Senior Secured	12.5%		1,483,117	1,409,128	1,409,128	9/1/2023
	ArborMetrix, Inc. Subtotal					5,597,342	5,421,324	5,421,324
	Blockdaemon, Inc.		Senior Secured	11.3%		203,416	197,185	197,185	6/1/2022
	Blockdaemon, Inc.		Senior Secured	11.3%		124,139	117,566	117,566	8/1/2021
	Blockdaemon, Inc. Subtotal					327,555	314,751	314,751
	Bloomboard, Inc.		Senior Secured	11.5%		2,498,058	1,576,360	650,306	*
	Canary Technologies Corporation		Senior Secured	11.5%		247,486	230,581	230,581	6/1/2023
	Censia Inc.		Senior Secured	11.0%		932,061	887,745	887,745	10/1/2022
	Cloudleaf, Inc.		Senior Secured	12.0%		489,941	477,803	477,803	9/1/2021
	Cloudleaf, Inc.		Senior Secured	12.0%		1,484,039	1,372,478	1,372,478	8/1/2023
	Cloudleaf, Inc. Subtotal					1,973,980	1,850,281	1,850,281
	DealPath, Inc.		Senior Secured	11.0%		619,021	612,642	612,642	5/1/2021
	Dynamics, Inc.		Senior Secured	12.5%		3,749,311	3,469,290	3,469,290	8/1/2021
	Eskalera, Inc.		Senior Secured	10.5%		990,540	955,381	955,381	3/1/2023
	Estify, Inc.		Senior Secured	18.0%		842,819	786,307	203,093	*
	Fortress IQ, Inc.		Senior Secured	11.3%		381,798	372,553	372,553	11/1/2021
	Gearbox Software, LLC		Senior Secured	11.0%		368,995	368,313	368,313	11/1/2020
	Gearbox Software, LLC		Senior Secured	11.0%		334,945	331,421	331,421	9/1/2020
	Gearbox Software, LLC		Senior Secured	11.0%		815,171	813,014	813,014	3/1/2021
	Gearbox Software, LLC Subtotal					1,519,111	1,512,748	1,512,748
	GoFormz, Inc.		Senior Secured	12.0%		434,023	422,839	422,839	6/1/2021
	ICX Media, Inc.		Senior Secured	12.5%		247,302	241,944	241,944	5/1/2023
	ICX Media, Inc.		Senior Secured	12.5%		392,418	369,805	369,805	5/1/2022
	ICX Media, Inc.		Senior Secured	12.5%		247,342	241,625	241,625	7/1/2023
	ICX Media, Inc. Subtotal					887,062	853,374	853,374
	Invoice2Go, Inc.		Senior Secured	11.8%		584,973	578,159	578,159	4/1/2021
	Invoice2Go, Inc.		Senior Secured	11.8%		585,008	585,008	585,008	4/1/2021
	Invoice2Go, Inc.		Senior Secured	12.0%		722,512	663,597	663,597	3/1/2022
	Invoice2Go, Inc.		Senior Secured	11.8%		501,467	501,467	501,467	4/1/2021
	Invoice2Go, Inc.		Senior Secured	12.0%		989,667	937,249	937,249	6/1/2024
	Invoice2Go, Inc.		Senior Secured	12.0%		989,779	768,453	768,453	3/1/2024
	Invoice2Go, Inc.		Senior Secured	12.0%		989,469	948,068	948,068	6/1/2023
	Invoice2Go, Inc.		Senior Secured	12.0%		960,412	948,896	948,896	11/1/2022
	Invoice2Go, Inc.		Senior Secured	12.0%		843,832	834,726	834,726	7/1/2022
	Invoice2Go, Inc.		Senior Secured	12.0%		989,168	975,019	975,019	3/1/2023
	Invoice2Go, Inc. Subtotal					8,156,287	7,740,642	7,740,642
	Ipolipo, Inc.		Senior Secured	12.0%		2,091,340	1,933,509	1,515,517	6/1/2022
	Lucideus, Inc.		Senior Secured	12.0%		494,680	458,834	458,834	2/1/2023
	Medable, Inc.		Senior Secured	12.0%		1,978,302	1,850,469	1,850,469	2/1/2023
	Medable, Inc.		Senior Secured	12.0%		989,275	972,909	972,909	2/1/2023
	Medable, Inc. Subtotal					2,967,577	2,823,378	2,823,378
	Metarail, Inc.		Senior Secured	12.0%		692,665	676,849	138,024	11/1/2022
	Metawave Corporation		Senior Secured	12.0%		778,277	756,907	756,907	7/1/2022
	Migo Money, Inc. ** ^		Senior Secured	12.3%		471,807	450,188	450,188	12/1/2021
	Migo Money, Inc. ** ^		Senior Secured	12.0%		18,988	18,904	18,904	7/1/2020
	Migo Money, Inc. ** ^		Senior Secured	12.5%		361,812	361,812	361,812	3/1/2022
	Migo Money, Inc. ** ^ Subtotal					852,607	830,904	830,904
	OrderGroove, Inc.		Senior Secured	12.0%		1,236,039	1,218,285	1,218,285	6/1/2023
	OrderGroove, Inc.		Senior Secured	12.0%		1,236,330	1,217,028	1,217,028	6/1/2023
	OrderGroove, Inc.		Senior Secured	12.0%		2,470,382	2,376,309	2,376,309	6/1/2023
	OrderGroove, Inc. Subtotal					4,942,751	4,811,622	4,811,622
	Owl Cameras, Inc.		Senior Secured	18.0%		782,506	487,626	442,320	*

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Final Maturity Date
	PlushCare, Inc.		Senior Secured	11.8%		588,084	578,197	578,197	5/1/2022
	PlushCare, Inc.		Senior Secured	11.8%		783,462	754,684	754,684	5/1/2022
	PlushCare, Inc. Subtotal					1,371,546	1,332,881	1,332,881
	PrivCo Holdings, Inc.		Senior Secured	12.0%		146,700	143,861	122,883	2/1/2021
	Reciprocity, Inc.		Senior Secured	12.0%		1,286,729	1,160,399	1,160,399	3/1/2023
	Resilio, Inc.		Senior Secured	12.8%		99,899	99,899	99,899	5/1/2021
	Resilio, Inc.		Senior Secured	12.8%		82,589	75,807	75,807	3/1/2021
	Resilio, Inc. Subtotal					182,488	175,706	175,706
	Splitwise, Inc.		Senior Secured	12.3%		494,441	474,044	474,044	12/1/2022
	Stitch Labs, Inc.		Senior Secured	12.3%		1,828,901	1,770,714	1,687,675	9/1/2022
	Swivel, Inc.		Senior Secured	12.0%		201,396	189,836	189,836	8/1/2022
	Swivel, Inc.		Senior Secured	12.0%		214,838	214,838	214,838	10/1/2022
	Swivel, Inc. Subtotal					416,234	404,674	404,674
	Swrve, Inc.		Senior Secured	11.8%		341,169	338,498	338,498	11/1/2020
	Trendalytics Innovation Labs, Inc.		Senior Secured	12.8%		244,512	224,575	76,758	6/1/2022
	Truthset, Inc.		Senior Secured	10.5%		371,449	344,841	344,841	2/1/2023
	Truthset, Inc.		Senior Secured	10.5%		371,538	371,538	371,538	5/1/2023
	Truthset, Inc. Subtotal					742,987	716,379	716,379
	VenueNext, Inc.		Senior Secured	18.0%		1,016,143	938,227	751,086	*
	Venuetize, LLC		Senior Secured	12.3%		173,834	161,407	161,407	4/1/2022
	Vuemix, Inc.		Senior Secured	11.3%		46,233	45,807	45,807	11/1/2020
	Workspot, Inc.		Senior Secured	12.0%		699,169	684,027	684,027	10/1/2022
	Workspot, Inc.		Senior Secured	12.0%		398,658	381,570	381,570	9/1/2021
	Workspot, Inc.		Senior Secured	12.0%		655,429	614,973	614,973	8/1/2022
	Workspot, Inc.		Senior Secured	12.0%		166,665	165,726	165,726	12/1/2020
	Workspot, Inc. Subtotal					1,919,921	1,846,296	1,846,296
	Xeeva, Inc.		Senior Secured	12.0%		94,632	94,539	94,539	7/1/2020
Software Total		23.5%				$53,132,765	$49,681,351	$46,790,948

Technology Services
	AirHelp, Inc.		Senior Secured	10.0%		$23,233	$23,209	$23,209	7/1/2020
	AirHelp, Inc.		Senior Secured	10.0%		91,923	91,671	91,671	10/1/2020
	AirHelp, Inc. Subtotal					115,156	114,880	114,880
	Akademos, Inc.		Junior Secured	13.5%	1.5%	91,351	89,956	89,956	8/1/2020
	Blazent, Inc.		Senior Secured	12.0%		1,554,190	1,083,350	388,942	*
	Callisto Media, Inc.		Senior Secured	10.0%		347,101	346,349	346,349	12/1/2020
	Callisto Media, Inc.		Senior Secured	10.0%		514,237	512,647	512,647	3/1/2021
	Callisto Media, Inc.		Senior Secured	10.0%		2,969,724	2,886,210	2,886,210	12/1/2021
	Callisto Media, Inc.		Senior Secured	10.0%		2,970,482	2,944,675	2,944,675	3/1/2022
	Callisto Media, Inc.		Senior Secured	10.0%		2,971,910	2,930,364	2,930,364	9/1/2022
	Callisto Media, Inc.		Senior Secured	10.0%		175,724	175,506	175,506	9/1/2020
	Callisto Media, Inc.		Senior Secured	10.0%		2,971,223	2,939,616	2,939,616	6/1/2022
	Callisto Media, Inc.		Senior Secured	10.0%		2,478,814	2,431,219	2,431,219	9/1/2023
	Callisto Media, Inc.		Senior Secured	10.3%		2,477,676	2,213,582	2,213,582	6/1/2023
	Callisto Media, Inc. Subtotal					17,876,891	17,380,168	17,380,168
	CloudIQ Ltd. ** ^		Senior Secured	12.0%		1,156,720	1,141,113	1,013,678	12/1/2021
	Dolly, Inc.		Senior Secured	12.0%		571,827	563,470	563,470	5/1/2021
	Keyo AI Inc.		Senior Secured	10.0%		390,674	376,934	223,598	8/1/2022
	Klar Holdings Limited ** ^		Senior Secured	12.5%		233,034	192,422	192,422	10/1/2022
	Leap Services, Inc.		Senior Secured	12.0%		407,233	391,561	391,561	6/1/2022
	Lifit, Inc. ** ^		Senior Secured	12.0%		466,001	458,627	458,627	10/1/2022
	Lifit, Inc. ** ^		Senior Secured	12.0%		436,807	410,816	410,816	8/1/2022
	Lifit, Inc. ** ^ Subtotal					902,808	869,443	869,443
	Loansnap Holdings Inc. **		Senior Secured	11.0%		2,643,980	2,503,268	2,131,008	12/1/2022
	PayJoy, Inc. **		Senior Secured	10.0%		493,151	481,929	481,929	8/1/2021

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Final Maturity Date
	Relimetrics, Inc.		Senior Secured	11.3%		246,998	239,260	239,260	1/1/2022
	Riffyn, Inc.		Senior Secured	11.5%		215,117	213,375	213,375	6/1/2021
	Riffyn, Inc.		Senior Secured	11.5%		327,246	322,043	322,043	3/1/2021
	Riffyn, Inc. Subtotal					542,363	535,418	535,418
	Solugen, Inc.		Senior Secured	11.0%		1,237,787	1,218,803	1,218,803	1/1/2023
	Solugen, Inc.		Senior Secured	11.0%		2,475,088	2,328,821	2,328,821	1/1/2023
	Solugen, Inc.		Senior Secured	11.0%		1,238,389	1,214,042	1,214,042	1/1/2023
	Solugen, Inc. Subtotal					4,951,264	4,761,666	4,761,666
	Thrive Financial, Inc. **		Senior Secured	11.5%		932,094	888,819	888,819	10/1/2022
	Thrive Financial, Inc. **		Senior Secured	9.3%		248,071	248,071	248,071	11/1/2023
	Thrive Financial, Inc. ** Subtotal					1,180,165	1,136,890	1,136,890
	TrueFacet, Inc.		Senior Secured	18.0%		871,610	839,387	23,263	*
	Zeel Networks, Inc.		Senior Secured	11.0%		2,531,182	2,440,980	2,255,725	3/1/2022
Technology Services Total		16.5%				$36,760,597	$35,142,095	$32,793,277

Wireless
	AirVine Scientific, Inc.		Senior Secured	12.0%		$112,980	$110,313	$110,313	9/1/2022
	AirVine Scientific, Inc.		Senior Secured	12.0%		112,901	106,850	106,850	9/1/2022
	AirVine Scientific, Inc. Subtotal					225,881	217,163	217,163
	Nextivity, Inc.		Senior Secured	12.0%		2,035,219	2,035,145	2,035,145	6/1/2021
	Nextivity, Inc.		Senior Secured	12.0%		555,162	555,162	555,162	6/1/2021
	Nextivity, Inc. Subtotal					2,590,381	2,590,307	2,590,307
	Parallel Wireless, Inc.		Senior Secured	11.8%		6,432,796	6,086,404	6,086,404	6/1/2023
	Parallel Wireless, Inc.		Senior Secured	11.8%		223,994	223,480	223,480	10/1/2020
	Parallel Wireless, Inc.		Senior Secured	11.8%		3,217,537	3,149,543	3,149,543	9/1/2023
	Parallel Wireless, Inc.		Senior Secured	11.8%		3,217,103	3,151,845	3,151,845	8/1/2023
	Parallel Wireless, Inc. Subtotal					13,091,430	12,611,272	12,611,272
Wireless Total		7.7%				$15,907,692	$15,418,742	$15,418,742
Grand Total		174.8%				$391,588,786	$368,573,987	$348,279,528
* As of June 30, 2020, loans with a cost basis of $31.6 million and a fair value of $16.0 million were classified as non-accrual. These loans have been accelerated from their original maturity and are due in their entirety. During the period for which these loans have been on non-accrual status, no interest income has been recognized.

** Indicates assets that the Fund deems “non-qualifying assets.” As of June 30, 2020, 11.2% of the Fund’s total assets represented non-qualifying assets. Under Section 55(a) of the 1940 Act, the Fund is prohibited from acquiring any additional non-qualifying assets unless, at the time of acquisition, certain specified qualifying assets (e.g., securities issued by an “eligible portfolio company, ” as defined in Section 2(a)(46)) represent at least 70% of its total assets. As part of this calculation, the numerator consists of the value of the Fund’s investments in all eligible portfolio companies and the denominator consists of total assets less those assets described in Section 55(a)(7) of the 1940 Act.

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
As of June 30, 2020, all loans were made to non-affiliates.
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

VENTURE LENDING & LEASING VIII, INC.

CONDENSED SCHEDULES OF DERIVATIVE INSTRUMENTS (UNAUDITED)
AS OF JUNE 30, 2020 AND DECEMBER 31, 2019

			AS OF JUNE 30, 2020
Description and terms of payments to be received from another party	Description and terms of payments to be paid to another party	Counterparty	Maturity Date	Notional Amount	Value	Upfront payments / receipts	Unrealized appreciation / (depreciation) (b)

Interest Rate Swap and Floor Agreements

Floating interest rate greater of USD-LIBOR-BBA or 0.00%, to be received monthly	Fixed interest rate 2.005%, to be paid monthly	MUFG Union Bank, N.A.	9/11/2020	$90,000,000	$(334,352)	$—	$(334,352)

Interest Rate Collar

Floating interest rate with cap rate of 1.00% to be received monthly	Floor interest rate 0.4850%, to be paid monthly	MUFG Union Bank, N.A.	9/11/2020	$30,000,000	$(19,071)	$—	$(19,071)

Total				$120,000,000	$(353,423)	$—	$(353,423)

			AS OF DECEMBER 31, 2019
Description and terms of payments to be received from another party	Description and terms of payments to be paid to another party	Counterparty	Maturity Date (a)	Notional Amount	Value	Upfront payments / receipts	Unrealized appreciation / (depreciation) (b)

Cancellable Interest Rate Swap

Floating interest rate USD-LIBOR-BBA	Fixed interest rate 2.200%, to be paid monthly	MUFG Union Bank, N.A.	9/11/2020	$102,000,000	$(120,233)	$—	$(120,233)

Interest Rate Swap and Floor

Floating interest rate greater of USD-LIBOR-BBA or 0.00%, to be received monthly	Fixed interest rate 2.005%, to be paid monthly	MUFG Union Bank, N.A.	9/11/2020	90,000,000	(226,950)	—	(226,950)

Total				$192,000,000	$(347,183)	$—	$(347,183)

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

In the Manager’s opinion, the accompanying condensed interim financial statements (hereafter referred to as “financial statements”) include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the six months ended June 30, 2020 are not necessarily indicative of what the results would be for a full year. These financial statements should be read in conjunction with the financial statements and the notes included in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand and money market mutual funds with maturities of 90 days or less. Money market mutual funds held as cash equivalents are valued at their most recently traded net asset value. Within cash and cash equivalents, as of June 30, 2020, the Fund held 2,074,420 units in the Blackrock Treasury Trust Institutional Fund valued at $1 per unit at a yield of 0.11% and $430,101 in cash, both together represented 1.26% of the net assets of the Fund. Within cash and cash equivalents, as of December 31, 2019, the Fund held 12,569,629 units in the Blackrock Treasury Trust Institutional Fund valued at $1 per unit at a yield of 1.60%, which represented 6.08% of the net assets of the Fund.
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

As of June 30, 2020 and December 31, 2019, the financial statements included nonmarketable investments of $348.3 million and $372.0 million, respectively, (or 97.9% and 95.4% of the total assets, respectively), with the fair values determined by the Manager in the absence of readily determinable market values. Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Below is the information used by the Manager in making these estimates.

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
As of June 30, 2020, loans with a cost basis of $31.6 million and a fair value of $16.0 million were classified as non-accrual. As of December 31, 2019, loans with a cost basis of $15.5 million and a fair value of $10.3 million were classified as non-accrual.

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

The remaining expected lives of warrants are based on historical experience of the average life of the warrants, as warrants are often exercised in the event of acquisitions, mergers, or initial public offerings, and terminated due to events such as bankruptcies, restructuring activities, or additional financings. These events cause the expected term to be less than the remaining contractual term of the warrants. As of June 30, 2020 and December 31, 2019, the Fund assumed the average duration of a warrant was 4.0 years. The effect of a hypothetical increase in the estimated initial term of the warrants used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants. However, the estimated initial term of the warrants is one factor, of many, used in the valuation of warrants, and by itself does not have a significant impact on the result of operations.

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

Derivative Instruments

The Fund uses derivative instruments to manage its exposure to changes in interest rates on expected borrowings under its debt facility, as the Fund originates fixed rate loans (see Note 8).

Derivative instruments are primarily valued on the basis of quotes obtained from banks, brokers and dealers and adjusted for counterparty risk and the optionality of the interest rate floor. The valuation of the derivative instruments also considers the future expected interest rates on the notional principal balance remaining which is comparable to what a prospective acquirer would pay on the measurement date. Valuation pricing models consider inputs such as forward rates, anticipated interest rate volatility relating to the reference rate, as well as time value and other factors underlying derivative instruments.

The Fund is a party to a master netting arrangement with MUFG Union Bank, N.A., however, the Fund has elected not to offset assets and liabilities under these arrangements for financial statement presentation purposes. A transaction is recorded at gross fair value in either derivative asset or derivative liability in the Condensed Statements of Assets and Liabilities, depending on whether the value of the transaction is in favor of the Fund or the counterparty. The changes in fair value are recorded in net change in unrealized gain (loss) from derivative instruments in the Condensed Statements of Operations and the quarterly interest received or paid on the derivative instruments, if any, is recorded in net realized gain (loss) from derivative instruments in the Condensed Statements of Operations.

The interest rate swap and floor and the interest rate collar transactions are contractually scheduled to terminate on September 11, 2020.

The Fund utilized the cancellation option to terminate the cancellable interest rate swap early effective March 31, 2020.
3. FAIR VALUE DISCLOSURES
The Fund provides asset-based financing primarily to start-up and emerging growth venture-backed companies pursuant to commitments whereby the Fund agrees to finance assets and provide working or growth capital up to a specified amount for the term of the commitment, upon the terms and subject to the conditions specified by such commitment. Even though these loans are generally secured by the assets of the borrowers, the Fund in most cases is subject to the credit risk of such companies. As of June 30, 2020, the Fund’s investments in loans were primarily to companies based within the United States and were diversified among borrowers in the industry segments shown in the Condensed Schedules of Investments. All loans are senior to unsecured creditors and other secured creditors, unless as indicated in the Condensed Schedules of Investments.

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

For the three months ended June 30, 2020, the weighted-average interest rate on performing loans was 15.61%, which was inclusive of both cash and non-cash interest income. For the three months ended June 30, 2020 the weighted-average interest rate on the cash portion of the interest income was 12.66%. For the three months ended June 30, 2019, the weighted-average interest rate on performing loans was 21.74%, which was inclusive of both cash and non-cash interest income. For the three months ended June 30, 2019, the weighted-average interest rate on the cash portion of the interest income was 17.70%.

For the six months ended June 30, 2020, the weighted-average interest rate on performing loans was 16.70%, which was inclusive of both cash and non-cash interest income. For the six months ended June 30, 2020, the weighted-average interest rate on the cash portion of the interest income was 13.52%. For the six months ended June 30, 2019, the weighted-average interest rate on performing loans was 18.74%, which was inclusive of both cash and non-cash interest income. For the six months ended June 30, 2019, the weighted-average interest rate on the cash portion of the interest income was 15.13%.

For the three months ended June 30, 2020, the weighted-average interest rate on all loans was 14.99%, which was inclusive of both cash and non-cash interest income. For the three months ended June 30, 2020, the weighted-average interest on the cash portion of the interest income was 12.15%. For the three months ended June 30, 2019, the weighted-average interest rate on all loans was 21.09%, which was inclusive of both cash and non-cash interest income. For the three months ended June 30, 2019, the weighted-average interest on the cash portion of the interest income was 17.17%.

For the six months ended June 30, 2020, the weighted-average interest rate on all loans was 16.14%, which was inclusive of both cash and non-cash interest income. For the six months ended June 30, 2020, the weighted-average interest on the cash portion of the interest income was 13.06%. For the six months ended June 30, 2019, the weighted-average interest rate on all loans was 18.33%, which was inclusive of both cash and non-cash interest income. For the six months ended June 30, 2019, the weighted-average interest on the cash portion of the interest income was 14.80%.

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

All loans as of June 30, 2020 and December 31, 2019 were pledged as collateral for the debt facility, and the Fund’s borrowings are generally collateralized by all assets of the Fund. As of June 30, 2020 and December 31, 2019, the Fund had unexpired unfunded commitments to borrowers of $66.5 million and $78.0 million, respectively.
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

Transfers of investments between levels of the fair value hierarchy are recorded on the actual date of the event or change in circumstances that caused the transfer. There were no transfers in and out of Level 1, 2, or 3 during the six months ended June 30, 2020 and 2019.

The Fund’s cash equivalents were valued at the traded net asset value of the money market fund. As a result, these measurements are classified as Level 1. The Fund’s derivative instruments are based on quotes from the market makers that derive fair values from market data, and therefore, are classified as Level 2. The Fund’s borrowings under the debt facility are also classified as Level 2, because the carrying values of the borrowings were based on rates that are observable at commonly quoted intervals, which are Level 2 inputs, and that approximate fair values. The Fund’s loan transactions are individually negotiated and unique, and because there is little to no market in which these assets trade, the inputs for these assets, which are valued using estimated exit values, are classified as Level 3.

The following tables provide quantitative information about the Fund’s Level 3 fair value measurements of the Fund’s investments by industry as of June 30, 2020 and December 31, 2019. In addition to the techniques and inputs noted in the tables below, the Fund may also use other valuation techniques and methodologies when determining its fair value measurements.

Investment Type - Level 3
Debt Investments	Fair Values at June 30, 2020	Valuation Techniques / Methodologies	Unobservable Inputs	Weighted Averages (a) / Amounts or Ranges

Biotechnology	$4,698,397	Hypothetical market analysis	Hypothetical market coupon rate	15% (14% - 21%)
		Income approach	Expected amount and timing of cash flow payments	$0*
			Discount Rate	0%

Computers and Storage	9,722,317	Hypothetical market analysis	Hypothetical market coupon rate	15% (14% - 17%)

Internet	40,165,944	Hypothetical market analysis	Hypothetical market coupon rate	16% (13% - 31%)
		Income approach	Expected amount and timing of cash flow payments	$2,013,409 ($600,000 - $2,673,346)
			Discount rate	2% (1% - 2%)

Medical Devices	35,559,419	Hypothetical market analysis	Hypothetical market coupon rate	14% (13% - 17%)
		Income approach	Expected amount and timing of cash flow payments	$10,329,931*
			Discount rate	2%

Other Healthcare	38,533,670	Hypothetical market analysis	Hypothetical market coupon rate	14% (12% - 19%)
		Income approach	Expected amount and timing of cash flow payments	$842,894 ($0 - $1,169,713)
			Discount rate	2% (0% - 2%)

Other Technology	117,233,332	Hypothetical market analysis	Hypothetical market coupon rate	16% (11% - 33%)
		Income approach	Expected amount and timing of cash flow payments	$4,875,235 ($0 - $7,315,723)
			Discount rate	2% (0% - 2%)

Security	2,226,152	Hypothetical market analysis	Hypothetical market coupon rate	21% (16% - 51%)

Investment Type - Level 3
Debt Investments	Fair Values at June 30, 2020	Valuation Techniques / Methodologies	Unobservable Inputs	Weighted Averages (a) / Amounts or Ranges

Semiconductors and Equipment	5,137,330	Hypothetical market analysis	Hypothetical market coupon rate	15% (14% - 16%)

Software	46,790,948	Hypothetical market analysis	Hypothetical market coupon rate	16% (13% - 26%)
		Income approach	Expected amount and timing of cash flow payments	$1,805,014 ($102,181 - $2,828,760)
			Discount rate	2% (1% - 2%)

Technology Services	32,793,277	Hypothetical market analysis	Hypothetical market coupon rate	13% (11% - 30%)
		Income approach	Expected amount and timing of cash flow payments	$2,552,192 ($50,000 - $3,095,699)
			Discount rate	2% (1% - 2%)

Wireless	15,418,742	Hypothetical market analysis	Hypothetical market coupon rate	14% (12% - 16%)

Total debt investments	$348,279,528
(a)The weighted average hypothetical market coupon rates were calculated using the relative fair value of the loans.
* There is only one loan within the industry.

Investment Type - Level 3
Debt Investments	Fair Values at December 31, 2019	Valuation Techniques / Methodologies	Unobservable Inputs	Weighted Averages (a) / Amounts or Ranges

Biotechnology	$3,490,423	Hypothetical market analysis	Hypothetical market coupon rate	15% (14% - 21%)
		Income approach	Expected amount and timing of cash flow payments Discount rate	$0* 0%

Computers and Storage	3,073,525	Hypothetical market analysis	Hypothetical market coupon rate	19%*

Investment Type - Level 3
Debt Investments	Fair Values at December 31, 2019	Valuation Techniques / Methodologies	Unobservable Inputs	Weighted Averages (a) / Amounts or Ranges
Enterprise Networking	112,500	Income approach	Expected amount and timing of cash flow payments Discount rate	$112,500* 0%

Internet	64,696,219	Hypothetical market analysis	Hypothetical market coupon rate	15% (13% - 31%)
		Income approach	Expected amount and timing of cash flow payments	$1,880,549 ($999,905 - $2,466,418)
			Discount rate	3%

Medical Devices	32,882,569	Hypothetical market analysis	Hypothetical market coupon rate	18% (13% - 38%)
		Income approach	Expected amount and timing of cash flow payments	$10,529,931*
			Discount rate	3%

Other Healthcare	43,659,587	Hypothetical market analysis	Hypothetical market coupon rate	15% (12% - 19%)
		Income approach	Expected amount and timing of cash flow payments	$813,663 ($703,323 - $1,130,989)
			Discount rate	2% (2% - 3%)

Other Technology	108,088,734	Hypothetical market analysis	Hypothetical market coupon rate	16% (12% - 35%)
		Income approach	Expected amount and timing of cash flow payments	$2,324,058 ($0 - $2,844,003)
			Discount rate	3% (0% - 3%)

Security	2,815,378	Hypothetical market analysis	Hypothetical market coupon rate	20% (16% - 25%)

Semiconductors and Equipment	7,360,968	Hypothetical market analysis	Hypothetical market coupon rate	15% (14% - 15%)

Investment Type - Level 3
Debt Investments	Fair Values at December 31, 2019	Valuation Techniques / Methodologies	Unobservable Inputs	Weighted Averages (a) / Amounts or Ranges
Software	61,107,983	Hypothetical market analysis	Hypothetical market coupon rate	16% (13% - 26%)
		Income approach	Expected amount and timing of cash flow payments	$2,463,985 ($517,921 - $2,978,760)
			Discount rate	2% (2% - 3%)

Technology Services	33,670,058	Hypothetical market analysis	Hypothetical market coupon rate	13% (12% - 30%)
		Income approach	Expected amount and timing of cash flow payments	$1,597,464 ($100,000 - $1,682,635)
			Discount rate	2%

Wireless	10,997,880	Hypothetical market analysis	Hypothetical market coupon rate	14% (12% - 17%)
Total debt investments	$371,955,824
(a)The weighted average hypothetical market coupon rates were calculated using the relative fair value of the loans.
* There is only one loan within the industry.

The following tables present the balances of assets and liabilities as of June 30, 2020 and December 31, 2019 measured at fair value on a recurring basis:

As of June 30, 2020
ASSETS:	Level 1	Level 2	Level 3	Total

Loans*	$—	$—	$348,279,528	$348,279,528
Cash equivalents	2,074,420	—	—	2,074,420
Total assets	$2,074,420	$—	$348,279,528	$350,353,948

LIABILITIES:	Level 1	Level 2	Level 3	Total
Borrowings under debt facility	$—	$153,000,000	$—	$153,000,000
Derivative liability	—	353,423	—	353,423
Total liabilities	$—	$153,353,423	$—	$153,353,423

* For a detailed listing of borrowers comprising this amount, please refer to the Condensed Schedules of Investments.

As of December 31, 2019
ASSETS:	Level 1	Level 2	Level 3	Total
Loans†	$—	$—	$371,955,824	$371,955,824
Cash equivalents	12,569,629	—	—	12,569,629
Total assets	$12,569,629	$—	$371,955,824	$384,525,453

LIABILITIES:	Level 1	Level 2	Level 3	Total
Borrowings under debt facility	$—	$179,000,000	$—	$179,000,000
Derivative liability	—	347,183	—	347,183
Total liabilities	$—	$179,347,183	$—	$179,347,183

† For a detailed listing of borrowers comprising this amount, please refer to the Condensed Schedules of Investments.

The following tables provide a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Three Months Ended June 30, 2020
	Loans	Convertible Loan	Warrants
Beginning balance	$363,541,670	$—	$—
Acquisitions and originations	15,333,333	175,547	1,001,030
Principal reductions and amortization of discounts	(30,687,066)	—	—
Distributions to shareholder	—	(175,547)	(1,001,030)
Net change in unrealized gain (loss) from loans	638,199	—	—
Net realized loss from loans	(546,608)	—	—
Ending balance	$348,279,528	$—	$—
Net change in unrealized loss from loans relating to loans still held at June 30, 2020	$31,575

	For the Six Months Ended June 30, 2020
	Loans	Convertible Loan	Stock	Warrants
Beginning balance	$371,955,824	$—	$—	$—
Acquisitions and originations	74,716,667	175,547	9,000	5,470,643
Principal reductions and amortization of discounts	(84,205,613)	—	—
Distributions to shareholder	—	(175,547)	(9,000)	(5,470,643)
Net change in unrealized gain (loss) from loans	(13,205,864)	—	—	—
Net realized loss from loans	(981,486)	—	—	—
Ending balance	$348,279,528	$—	$—	$—
Net change in unrealized loss from loans relating to loans still held at June 30, 2020	$(13,809,337)

	For the Three Months Ended June 30, 2019
	Loans	Convertible Loan	Stock	Warrants
Beginning balance	$394,753,976	$—	$—	$—
Acquisitions and originations	38,512,500	4,310,753	632,454	3,724,400
Principal reductions and amortization of discounts	(62,093,122)	—	—	—
Distributions to shareholder	—	(4,310,753)	(632,454)	(3,724,400)
Net change in unrealized gain (loss) from loans	(2,205,184)	—	—	—
Net realized loss from loans	(485,466)	—	—	—
Ending balance	$368,482,704	$—	$—	$—
Net change in unrealized loss from loans relating to loans still held at June 30, 2019	$(3,119,289)

	For the Six Months Ended June 30, 2019
	Loans	Convertible Loan	Stock	Warrants
Beginning balance	$398,980,531	$—	$—	$—
Acquisitions and originations	70,700,000	4,310,753	632,454	6,213,125
Principal reductions and amortization of discounts	(98,126,819)	—	—	—
Distributions to shareholder	—	(4,310,753)	(632,454)	(6,213,125)
Net change in unrealized gain (loss) from loans	(2,589,667)	—	—	—
Net realized loss from loans	(481,341)	—	—	—
Ending balance	$368,482,704	$—	$—	$—
Net change in unrealized loss from loans relating to loans still held at June 30, 2019	$(2,589,667)

4.	EARNINGS PER SHARE
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
As of both June 30, 2020 and December 31, 2019, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding. Total committed capital of the Company, as of both June 30, 2020 and December 31, 2019, was $423.6 million. Total contributed capital to the Company through June 30, 2020 and December 31, 2019 was $415.2 million and $372.8 million, of which $345.1 million and $314.6 million was contributed to the Fund, respectively.

The chart below shows the distributions of the Fund for the six months ended June 30, 2020 and 2019.

	For the Six Months Ended June 30, 2020	For the Six Months Ended June 30, 2019
Cash distributions	$38,500,000	$17,100,000
Distributions of equity securities and convertible loan	5,655,190	11,156,332
Total distributions to shareholder	$44,155,190	$28,256,332

Final classification of the distributions as either a return of capital or a distribution of income is an annual determination made at the end of each year dependent upon the Fund’s current year and cumulative earnings and profits.

6.  DEBT FACILITY
On April 5, 2016, the Fund established a secured, syndicated revolving loan facility in an initial amount up to $150.0 million (the “Loan Agreement”) led by Wells Fargo, N.A. and MUFG Union Bank, N.A. On September 11, 2017, the Loan Agreement was amended (the “Amended Loan Agreement”) and the borrowing availability thereunder increased the size of the facility to $280.0 million. An additional $75.0 million is potentially available to the Fund, subject to further negotiation and credit approval, through an accordion provision contained in the Amended Loan Agreement. Effective May 6, 2020, Management elected to reduce the facility size from $280.0 million to $240.0 million.

All of the assets of the Fund collateralize borrowings by the Fund. Loans under the facility may be, at the option of the Fund, a Reference Rate Loan, a LIBOR Loan or a LIBOR Market Index Rate Loan. As of June 30, 2020, the Fund’s outstanding borrowings were entirely based on the LIBOR rate. The facility terminates on September 11, 2020, but can be accelerated in the event of default, such as failure by the Fund to make timely interest or principal payments.

Borrowings under the facility are collateralized by receivables from loans to portfolio companies advanced by the Fund with assignment of such receivables to the financial institution, plus all of the other assets of the Fund. The Fund pays interest on its borrowings and a fee on the unused portion of the facility. Under the Amended Loan Agreement, interest is charged to the Fund based on its borrowings at, pursuant to the election of the Fund, an annual rate of either (i) Reference Rate plus 1.75%, (ii) LIBOR plus 2.75% or (iii) LIBOR Market Index Rate plus 2.75%. When the Fund is using 50% or more of the maximum amount available under the Amended Loan Agreement, the applicable commitment fee is 0.25% of the unused portion of the loan facility; otherwise, the applicable commitment fee is 0.50% of the unused portion. The Fund pays the unused credit line fee quarterly. As of June 30, 2020 and December 31, 2019, $153.0 million and $179.0 million were outstanding under the facility, respectively.

As of June 30, 2020, the LIBOR rate was as follows:

1-Month LIBOR	0.1623%
3-Month LIBOR	0.3020%

Bank fees and other costs of $2.2 million incurred in connection with the acquisition of the facility have been capitalized and are amortized to interest expense on a straight-line basis over the expected life of the facility. As of June 30, 2020 and December 31, 2019, there are remaining unamortized fees and costs of $0.1 million and $0.4 million, respectively. The remaining unamortized fees and costs are amortized over the expected life of the facility, which is expected to terminate on September 11, 2020.

The facility is revolving and as such does not have a specified repayment schedule, although advances are secured by the assets of the Fund and thus repayments will be required as assets decline. The facility contains various covenants including financial covenants related to: (i) minimum debt service coverage ratio, (ii) interest coverage ratio, (iii) maximum loan loss reserves and (iv) unfunded commitment ratio. There are also various restrictive covenants, including limitations on: (i) the incurrence of liens, (ii) consolidations, mergers and asset sales and (iii) capital expenditures. As of both June 30, 2020 and December 31, 2019, Management is not aware of instances of non-compliance with financial covenants.

The following is the summary of the outstanding facility draws as of June 30, 2020:

	Amount	Maturity Date	All-In Interest Rate**
LIBOR Loan	$118,500,000	July 20, 2020 *	2.95%
LIBOR Market Index Rate Loans	34,500,000	September 11, 2020	Variable based on 1-month LIBOR rate
Total Outstanding	$153,000,000
*Following the maturity date, Management elected to renew the LIBOR loan with no material changes in loan terms.
**Inclusive of 2.75% applicable LIBOR margin plus LIBOR rate.

The following is the summary of the outstanding facility draws as of December 31, 2019:

	Amount	Maturity Date	All-In Interest Rate††
LIBOR Loan	$118,500,000	January 22, 2020†	4.53%
LIBOR Market Index Rate Loans	60,500,000	September 11, 2020	Variable based on 1-month LIBOR Rate
Total Outstanding	$179,000,000
† Following the maturity date, Management elected to renew the LIBOR loan with no material changes in loan terms.
†† Inclusive of 2.75% applicable LIBOR margin plus LIBOR rate.
7. MANAGEMENT FEE
As compensation for its services to the Fund, for the two-year period that commenced with the first capital closing, which took place on August 8, 2015, the Manager received a management fee (“Management Fee”) computed and paid at the end of each quarter at an annual rate of 2.5% of the Company’s committed equity capital (regardless of when or if the capital was called) as of the last day of each fiscal quarter. Following this two-year period, starting on August 12, 2017, Management Fees are calculated and paid at the end of each quarter at an annual rate of 2.5% of the Fund’s total assets (including amounts derived from borrowed funds) as of the last day of each quarter. Management Fees of $2.2 million and $2.4 million were recognized as expenses for the three months ended June 30, 2020 and 2019, respectively. Management Fees of $4.6 million and $4.9 million were recognized as expenses for the six months ended June 30, 2020 and 2019, respectively.
8. DERIVATIVE INSTRUMENTS
The Fund uses derivative instruments to manage its exposure to changes in interest rates on expected borrowings under its debt facility, as the Fund originates fixed rate loans.

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

As of June 30, 2020, the Fund had one interest rate swap transaction with an aggregate notional principal amount of $90.0 million. The Fund pays a fixed rate of 2.005% and receives from the counterparty a floating rate based upon a 1-Month LIBOR rate. Payments are made monthly. The payments and the interest rate swap transaction are expected to terminate on September 11, 2020. Payments to or from the counterparty are recorded to net realized gain (loss) from derivative instruments.

Interest Rate Collar
On April 6, 2020, the Fund entered into an interest rate collar transaction with MUFG Union Bank, N.A. As of June 30, 2020, the aggregate notional principal amount of the interest rate collar is $30.0 million, with a cap of 1.000% and floor of 0.485% on floating rate based upon a 1-month LIBOR rate. The interest rate collar mitigates the Fund’s exposure to interest rate fluctuations on variable rate index of the debt facility. The collar establishes a range where the Fund pays the counterparty if the 1-Month LIBOR rate falls below the established floor rate, and the counterparty will pay the Fund if the 1-Month LIBOR rate exceeds the established cap rate. The interest rate collar settles monthly and payments to or from the counterparty are recorded to net realized gain (loss) from derivative instruments. The interest rate collar transaction is expected to terminate on September 11, 2020.

The Fund may adjust the total amount hedged in order to remain in compliance with the hedging requirements of the Fund’s debt facility.

The following tables show the Fund’s derivative instruments at fair value on the Fund’s Condensed Statement of Assets and Liabilities as of June 30, 2020 and December 31, 2019:

	Derivative Liability
Derivative Instruments	June 30, 2020	December 31, 2019
Cancellable interest rate swap and Interest rate swap and floor	$334,352	$347,183
Interest rate collar	$19,071	$—
The following table shows the effect of the Fund’s derivative instruments on the Fund’s Condensed Statements of Operations:

		For the Three Months Ended June 30,		For the Six Months Ended June 30,
Derivative Instruments	Condensed Statements of Operations Caption	2020	2019	2020	2019
Cancellable interest rate swap and Interest rate swap and floor	Net change in unrealized gain (loss) from derivative instruments	$286,100	$(699,692)	$12,832	$(1,022,885)
	Net realized gain (loss) from derivative instruments	$(338,781)	$70,865	$(545,320)	$146,967
Interest rate collar	Net change in unrealized gain (loss) from derivative instruments	$(19,071)	$—	$(19,071)	$—
	Net realized gain (loss) from derivative instruments	$(10,269)	$—	$(10,269)	$—

9. TAX STATUS
The Fund has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986 (the “Code”) and operates in a manner to qualify for the tax treatment applicable to RICs. Failing to maintain at least 70% of total assets in “qualifying assets” will result in the loss of BDC status, resulting in losing its favorable tax treatment as a RIC. As of June 30, 2020, the Fund has met the BDC and RIC requirements. The Fund elected to be treated for federal income tax purposes as a RIC under the Code with the filing of its federal corporate income tax return for 2016.

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

As of June 30, 2020:

Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Loans	$368,573,987	$—	$(20,294,459)	$(20,294,459)
Total	$368,573,987	$—	$(20,294,459)	$(20,294,459)

Liability	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Derivative liability	$—	$—	$(353,423)	$(353,423)
Total	$—	$—	$(353,423)	$(353,423)

As of December 31, 2019:

Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Loans	$379,044,418	$—	$(7,088,594)	$(7,088,594)
Total	$379,044,418	$—	$(7,088,594)	$(7,088,594)

Liability	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Derivative liability	$—	$—	$(347,183)	$(347,183)
Total	$—	$—	$(347,183)	$(347,183)

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

Book and tax basis differences relating to shareholder dividends and distributions and other permanent book and tax differences are reclassified among the Fund’s capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from U.S. GAAP. The determination of the tax attributes of the Fund’s distributions is made annually as of the end of the Fund’s taxable year generally based upon its taxable income for the full taxable year and distributions paid for the full taxable year. As a result, a determination made on a quarterly basis may not be representative of the actual tax attributes of the Fund’s distributions for a full taxable year. As of June 30, 2020 the Fund had determined the tax attributes of its distributions taxable year-to-date to be from its current and accumulated earnings and profits.  There is not yet, however, certainty as to what the actual tax attributes of the Fund’s distributions to the shareholders will be by the year-ended December 31, 2020.

The Fund anticipates distributing all distributable earnings by the end of the year. Through June 30, 2020, the Fund had no undistributed earnings. The Fund may pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce the shareholder’s tax basis in its shares.

The Fund’s tax returns remain open for examination by the federal government for a period of three years and California tax authorities for a period of four years from when they are filed. As of June 30, 2020, the Fund had no uncertain tax positions and no capital loss carryforwards.
10. UNEXPIRED UNFUNDED COMMITMENTS
As of June 30, 2020 and December 31, 2019, the Fund’s unexpired unfunded commitments to borrowers totaled $66.5 million and $78.0 million, respectively. Because venture loans are privately negotiated transactions, investments in these assets are relatively illiquid. It is the Manager’s experience that not all unexpired unfunded commitments will be used by the borrowers. Many credit agreements contain provisions which are milestone dependent and not all borrowers will achieve these milestones. Additionally, the Fund’s credit agreements contain provisions that give relief from funding obligations in the event the borrower has a material adverse change to its financial condition. Therefore, the unexpired unfunded commitments do not necessarily reflect future cash requirements or future investments for the Fund.

The tables below are the Fund’s unexpired unfunded commitments as of June 30, 2020 and December 31, 2019:

Borrower	Industry	Unexpired Unfunded Commitment as of June 30, 2020	Expiration Date
Aclima, Inc.	Other Technology	$4,000,000	07/31/2020
ATeam Army, Inc.	Other Technology	500,000	07/30/2020
Benson Hill Bio, Inc.	Other Technology	7,500,000	12/01/2020
BW Industries, Inc.	Other Technology	2,000,000	07/31/2020
Callisto Media, Inc.	Technology Services	7,500,000	12/31/2020
Canary Technologies Corp.	Software	250,000	09/30/2020
Cloudleaf, Inc.	Software	1,500,000	10/15/2020
eXo Imaging, Inc.	Medical Devices	4,000,000	11/30/2020
Fetch Robotics, Inc.	Computers & Storage	2,500,000	06/30/2021

Borrower	Industry	Unexpired Unfunded Commitment as of June 30, 2020	Expiration Date
GoForward, Inc.	Other Healthcare	6,250,000	07/01/2020
Hello Heart Inc.	Other Healthcare	750,000	08/31/2020
Invoice2Go, Inc.	Software	13,000,000	03/31/2021
Jiko Group, Inc.	Other Technology	3,500,000	06/30/2020
Lucideus, Inc.	Software	500,000	07/15/2020
Lukla, Inc.	Internet	500,000	01/31/2021
Marley Spoon, Inc.	Internet	3,750,000	07/31/2020
Medable, Inc.	Software	2,000,000	07/31/2020
OneLocal, Inc.	Internet	333,333	07/31/2020
Pitzi, Ltd.	Other Technology	1,000,000	11/30/2020
Quartzy, Inc.	Biotechnology	2,250,000	10/15/2020
Reciprocity, Inc.	Software	1,950,000	01/31/2021
RenoFi, Inc.	Internet	250,000	09/30/2020
Residently USA, LLC	Internet	750,000	07/30/2020
Total		$66,533,333

Borrower	Industry	Unexpired Unfunded Commitment as of December 31, 2019	Expiration Date
Ablacon, Inc.	Medical Devices	$2,500,000	01/31/2020
Ainsly, Inc.	Internet	1,500,000	01/31/2020
AirVine Scientific, Inc.	Wireless	125,000	03/31/2020
Apollo Flight Research Inc.	Other Technology	250,000	01/31/2020
ArborMetrix, Inc.	Software	750,000	04/30/2020
Beanfields, PBC	Other Technology	625,000	06/30/2020
BWI Industries, Inc.	Other Technology	2,000,000	07/31/2020
Callisto Media, Inc.	Technology Services	10,000,000	12/31/2020
Canary Technologies Corp.	Software	250,000	09/30/2020
Cesium, Inc.	Internet	375,000	03/31/2020
Cloudleaf, Inc.	Software	1,500,000	10/15/2020
DOSH Holdings, Inc.	Other Technology	3,750,000	01/15/2020
eXo Imaging, Inc.	Medical Devices	6,000,000	11/30/2020
GoForward, Inc.	Other Healthcare	6,250,000	07/01/2020
Hello Heart Inc.	Other Healthcare	1,750,000	08/31/2020
HumanAPI, Inc.	Other Healthcare	500,000	01/31/2020
Kids on 45th, Inc.	Internet	500,000	01/31/2020
Klar Holdings Limited	Technology Services	250,000	03/31/2020
Lifit, Inc.	Technology Services	500,000	01/30/2020
Lucideus, Inc.	Software	500,000	07/15/2020
Lukla, Inc.	Internet	750,000	01/31/2021
Marley Spoon, Inc.	Internet	3,750,000	07/31/2020

Borrower	Industry	Unexpired Unfunded Commitment as of December 31, 2019	Expiration Date
Medable, Inc.	Software	2,000,000	07/31/2020
Merchbar, Inc.	Internet	250,000	01/30/2020
Noteleaf, Inc.	Other Technology	1,000,000	01/31/2020
OneLocal, Inc.	Internet	1,000,000	07/31/2020
Owl Cameras, Inc.	Software	3,000,000	01/01/2020
Parallel Wireless, Inc.	Wireless	6,500,000	03/31/2020
Percepto, Inc.	Other Technology	1,000,000	05/31/2020
Pitzi, Ltd.	Other Technology	2,500,000	11/30/2020
Quartzy, Inc.	Biotechnology	2,250,000	10/15/2020
Solugen, Inc.	Technology Services	1,250,000	01/31/2020
Stay Alfred, Inc.	Internet	7,500,000	06/30/2020
Stitch Labs, Inc.	Software	750,000	01/31/2020
The Safe and Fair Food Company LLC	Other Technology	1,250,000	01/31/2020
Trendalytics Innovation Labs, Inc.	Software	450,000	01/31/2020
Visual Supply Company	Internet	2,500,000	03/31/2020
Voodoo Manufacturing, Inc.	Other Technology	375,000	02/28/2020
Total		$77,950,000

11. FINANCIAL HIGHLIGHTS

U.S. GAAP requires disclosure of financial highlights of the Fund for the three and six months ended June 30, 2020 and 2019.

The total rate of return is defined as the return based on the change in value during the period of a theoretical investment made at the beginning of the period. The total rate of return assumes a constant rate of return for the Fund during the period reported and weights each cash flow by the amount of time held in the Fund. This required methodology differs from an internal rate of return.

The ratios of expenses and net investment income to average net assets, calculated below, are annualized and are computed based upon the aggregate weighted-average net assets of the Fund for the periods presented. Net investment income is inclusive of all investment income, net of expenses and excludes realized or unrealized gains and losses.

Beginning and ending net asset values per share are based on the beginning and ending number of shares outstanding. Other per share information is calculated based upon the aggregate weighted average net assets of the Fund for the periods presented.

The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Three Months Ended June 30, 2020	For the Three Months Ended June 30, 2019	For the Six Months Ended June 30, 2020	For the Six Months Ended June 30, 2019

Total return **	4.79%	5.52%	3.18%	10.15%

Per share amounts:
Net asset value, beginning of period	$1,994.90	$2,204.94	$2,065.85	$2,165.44
Net investment income	94.26	153.55	210.69	254.21
Net realized and change in unrealized gain (loss) from loans and derivative instruments	0.11	(33.20)	(147.49)	(39.47)
Net increase in net assets resulting from operations	94.37	120.35	63.20	214.74
Distributions to shareholder	(96.77)	(227.67)	(441.55)	(282.56)
Contributions from shareholder	—	—	305.00	—
Net asset value, end of period	$1,992.50	$2,097.62	$1,992.50	$2,097.62
Net assets, end of period	$199,249,818	$209,762,166	$199,249,818	$209,762,166

Ratios to average net assets:

Expenses*	7.90%	9.56%	8.46%	9.82%
Net investment income*	18.94%	27.90%	20.99%	23.25%
Portfolio turn-over rate	-%	0.19%	-%	0.19%
Average debt outstanding	$161,750,000	$179,500,000	$168,928,571	$186,571,429
*Annualized
**Total return amounts presented above are not annualized

12. SUBSEQUENT EVENTS
On July 6, 2020, Management elected to reduce the size of the debt facility size from $240.0 million to $200.0 million. The Fund evaluated additional subsequent events through the date the financial statements were issued and determined that no additional subsequent events had occurred that would require accrual or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to the historical information contained herein, the information in this Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the securities laws. These forward-looking statements reflect the current view of the Fund with respect to future events and financial performance and are subject to several risks and uncertainties, many of which are beyond the Fund’s control. All statements, other than statements of historical facts included in this Quarterly Report, regarding the strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives of the Fund are forward-looking statements. For example, statements in this Form 10-Q regarding the potential future impact of the COVID-19 pandemic on the Fund’s business and results of operations are forward-looking statements. When used in this report, the words “will,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. All forward-looking statements speak only as of the date of this report. The Fund does not undertake any obligation to update or revise publicly any forward-looking statements, whether resulting from new information, future events or otherwise, except as required by law.

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

While the COVID-19 pandemic did not materially affect the Fund’s business and results of operations in the second fiscal quarter ended June 30, 2020, these are not necessarily indicative of the results to be expected for the full fiscal year. The slowdown of the global and local economies has had an impact on a number of the Fund’s borrowers’ businesses and operations, causing an increase in debt investments that are moved from performing to non-performing status. In the short-term, valuation of some of the Fund’s debt investments resulted in unrealized gain from loans in the second fiscal quarter ended June 30, 2020, as many of the Fund’s debt portfolio companies proactively reduced expenses, restructured their revenue programs, and amended their performance plans to manage their capital and liquidity requirements. These efforts partially offset the continued financial market volatility that also factored into the Fund’s loan valuation adjustment.

Given the uncertainty of the COVID-19 situation, the full extent of the long-term economic impact on the Fund’s business operations, result of operations, and access to liquidity and capital resources is unpredictable at this time and will depend on many factors outside of the Fund’s control, including, without limitations, the timing, extent, trajectory and duration of the pandemic.
The Fund is maintaining close communications with its debt portfolio companies to proactively assess and manage potential risks. Management has increased oversight analysis of credits across the Fund's debt investment portfolio in an attempt to manage the potential credit risk and improve loan performance. As part of its risk management strategy, Management is tracking mitigating factors and their effectiveness in improving credit performance. For example, Management is taking into consideration the borrowers’ participation to the U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”). PPP was created as a part of the recently enacted Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which provides assistance to small businesses to maintain their payroll, hire back employees who may have been laid off, and cover applicable overhead expenses.
Management is also monitoring the Fund's continued access to capital resources through periodic communications with the bank syndicate and the Company’s members. As of June 30, 2020, there are no indications that the bank syndicate will fail to renew the Fund’s debt facility or that any of the Company’s members will be unable to meet their capital obligations to the Company.
In addition, the Fund is taking proactive steps to ensure and maintain an appropriate liquidity position based on the current circumstances. The Fund believes its existing cash balance and access to capital from its debt facility and the Company’s members will be sufficient to satisfy its working capital needs, debt repayments, and other liquidity requirements associated with its existing operations.

Results of Operations - For the Three and Six Months Ended June 30, 2020 and 2019

Total investment income for the three months ended June 30, 2020 and 2019 was $13.4 million and $20.6 million, respectively, which primarily consisted of interest on the venture loans outstanding. The remaining income consisted of interest and dividends on the temporary investment of cash, and other income from commitment fees and warrants. The average outstanding balance of performing loans calculated using the month-end balances was $341.1 million and $376.8 million for the three months ended June 30, 2020 and 2019, respectively. The weighted-average interest rate on performing loans was 15.61% and 21.74% for the same periods, respectively. The weighted-average interest rate on all loans was 14.99% and 21.09% for the three months ended June 30, 2020 and 2019, respectively. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants, and new loans funded during the year. The decrease in investment income and weighted-average interest rate was primarily due to fewer early payoffs of loans in the portfolio and fewer new loans to offset the loans being paid down during the three months ended June 30, 2020.

Total investment income for the six months ended June 30, 2020 and 2019 was $29.6 million and $36.2 million, respectively, which primarily consisted of interest on the venture loans outstanding. The remaining income consisted of interest and dividends on the temporary investment of cash, and other income from commitment fees and warrants. The average outstanding balance of performing loans calculated using the month-end balances was $347.2 million and $383.7 million for the three months ended June 30, 2020 and 2019, respectively. The weighted-average interest rate on performing loans was 16.70% and 18.74% for the same periods, respectively. The weighted-average interest rate on all loans was 16.14% and 18.33% for the six months ended June 30, 2020 and 2019, respectively. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants, and new loans funded during the year. The decrease in investment income and weighted-average interest rate was primarily due to fewer early payoffs of loans in the portfolio and fewer new loans to offset the loans being paid down during the six months ended June 30, 2020.

Management fees were $2.2 million and $2.4 million for the three months ended June 30, 2020 and 2019, respectively. Management fees were $4.6 million and $4.9 million for the six months ended June 30, 2020 and 2019, respectively. Management fees were calculated as 2.5% of the Fund’s total assets and the decrease was due to a decline in the Fund’s total assets due primarily to a decline in cash on hand as a result of no significant loan fundings scheduled immediately after the quarter end, and a decline in new loan fundings with the expiration of the commitment period in the previous quarter.

Interest expense was $1.5 million and $2.6 million for the three months ended June 30, 2020 and 2019, respectively. Interest expense was comprised of amounts related to interest on debt amounts drawn down, unused credit line fees and amounts amortized from deferred fees incurred in conjunction with the loan facility. Interest expense decreased primarily due to a decline in the average outstanding debt from $179.5 million in 2019 to $161.8 million in 2020 and a decline in weighted-average interest rates from 5.88% for the three months ended June 30, 2019 to 3.83% for the three months ended June 30, 2020.

Interest expense was $3.6 million and $5.4 million for the six months ended June 30, 2020 and 2019, respectively. Interest expense decreased primarily due to a decline in the average outstanding debt from $186.6 million in 2019 to $168.9 million in 2020 and a decline in weighted-average interest rates from 5.77% for the six months ended June 30, 2019 to 4.25% for the six months ended June 30, 2020.

Banking and professional fees were $0.1 million and $0.2 million for the three months ended June 30, 2020 and 2019, respectively. Banking and professional fees were $0.3 million and $0.3 million for the six months ended June 30, 2020 and 2019, respectively. The banking and professional fees were comprised of legal, audit, banking and other professional fees. Banking and professional fees decreased primarily due to the decrease in legal and audit fees.

Other operating expenses were less than $0.1 million for both the three months ended June 30, 2020 and 2019. Other operating expenses were less than $0.1 million for both the six months ended June 30, 2020 and 2019. These expenses included director fees, custody fees, tax fees and other expenses related to the operations of the Fund.

Net investment income for the three months ended June 30, 2020 and 2019, was $9.4 million and $15.4 million, respectively. Net investment income for the six months ended June 30, 2020 and 2019, was $21.1 million and $25.4 million, respectively.

Net realized loss from loans was $0.5 million for both the three months ended June 30, 2020 and 2019, respectively. Net realized loss from loans was $1.0 million and $0.5 million for the six months ended June 30, 2020 and 2019, respectively. The primary reason for the losses was non-accrual loan write-offs.

Net realized gain (loss) from derivative instruments was $(0.3) million and $0.1 million for the three months ended June 30, 2020 and 2019, respectively. Net realized gain (loss) from derivative instruments was $(0.6) million and $0.1 million for the six months ended June 30, 2020 and 2019, respectively. The net realized loss from derivative instruments for the three months ended June 30, 2020 was due to interest payments paid on the interest rate swap and collar as the floating rate dropped below the fixed rate of the swap and the one-month LIBOR rate is below the floor of the collar. The net realized gain from derivative instruments for the three months ended June 30, 2019 was from interest payments received from the interest rate swap as the floating rate rose above the fixed rate of the swap.

Net change in unrealized gain (loss) from loans was $0.6 million and $(2.2) million for the three months ended June 30, 2020 and 2019, respectively. Net change in unrealized gain (loss) from loans was $(13.2) million and $(2.6) million for the six months ended June 30, 2020 and 2019, respectively. The net change in unrealized loss from loans consisted of fair value adjustments taken against loans as a result of an improvement or deterioration in certain portfolio companies’ performance as well as reversal of prior adjustments on realized loan losses.

Net change in unrealized gain (loss) from derivative instruments was $0.3 million and $(0.7) million for the three months ended June 30, 2020 and 2019. Net change in unrealized gain (loss) from derivative instruments was less than ($0.1) million and $(1.0) million for the six months ended June 30, 2020 and 2019. The net change in unrealized loss from derivative instruments consisted of fair market value adjustments to the interest rate swap and collar. The increase in the three months ended June 30, 2020 was primarily due to the realization of the prior value of the position.

Net increase in net assets resulting from operations for the three months ended June 30, 2020 and 2019, was $9.4 million and $12.0 million, respectively. On a per share basis, the net increase in net assets resulting from operations for the three months ended June 30, 2020 and 2019 was $94.36 and $120.36, respectively.

Net increase in net assets resulting from operations for the six months ended June 30, 2020 and 2019, was $6.3 million and $21.5 million, respectively. On a per share basis, the net increase in net assets resulting from operations for the six months ended June 30, 2020 and 2019 was $63.20 and $214.75, respectively.

Liquidity and Capital Resources – June 30, 2020 and December 31, 2019

The Fund is owned entirely by the Company. The Company is expected, but not required, to make further contributions to the capital of the Fund to the extent of the Company’s members’ capital commitment to the Company and excess cash balances of the Company. Total capital contributed to the Fund was $345.1 million and $314.6 million as of June 30, 2020 and December 31, 2019, respectively. As of both June 30, 2020 and December 31, 2019, the Company had subscriptions for capital in the amount of $423.6 million, of which $415.2 million and $372.8 million had been called, respectively. As of June 30, 2020, $8.5 million of capital remains uncalled and the uncalled capital expires on August 20, 2020, the Fund’s fifth anniversary of its first investment unless extended. The Manager has exercised, and the Board of Directors ratified, its discretion to extend the Investment Period by two calendar quarters, causing the date for which the full amount of the remaining uncalled capital can be drawn to be extended to March 31, 2021. The Company has made $149.6 million in recallable distributions to its investors, as permitted under its operating agreement between the Company’s managing member and members of the Company.

The change in cash for the six months ended June 30, 2020 and 2019 was as follows:

	For the Six Months Ended June 30, 2020	For the Six Months Ended June 30, 2019
Net cash provided by operating activities	$24,490,481	$40,726,718
Net cash used in financing activities	(34,555,589)	(46,453,033)
Net decrease in cash and cash equivalents	$(10,065,108)	$(5,726,315)

As of June 30, 2020 and December 31, 2019, 1.26% and 6.08%, respectively, of the Fund’s net assets consisted of cash and cash equivalents.

On April 5, 2016, the Fund established a secured, syndicated revolving loan facility in an initial amount of up to $150.0 million (the “Loan Agreement”) led by Wells Fargo, N.A. and MUFG Union Bank, N.A. On September 11, 2017, the Loan Agreement was amended (the “Amended Loan Agreement”) and the borrowing availability thereunder increased the size of the facility to $280.0 million. Effective May 6, 2020, Management elected to reduce the facility size from $280.0 million to $240.0 million. Subsequent to the close of the quarter, Management elected to reduce the facility size from $240.0 million to $200.0 million. All of the assets of the Fund collateralize borrowings by the Fund. The Fund pays interest on its borrowings and a fee on the unused portion of the facility. The facility terminates on September 11, 2020, but can be accelerated in the event of default, such as failure by the Fund to make timely interest or principal payments. As of June 30, 2020, $153.0 million was outstanding under the facility.

For the six months ended June 30, 2020, the Fund invested its assets in venture loans. Amounts disbursed under the Fund’s loan commitments were $74.7 million for the six months ended June 30, 2020. Net loan amounts outstanding after amortization and valuation adjustments decreased by $23.7 million for the same period. Unexpired unfunded commitments totaled approximately $66.5 million as of June 30, 2020.

As of	Cumulative Amount Disbursed	Principal Reductions and Fair Market Adjustments	Balance Outstanding - Fair Value	Unexpired Unfunded Commitments
June 30, 2020	$915.0 million	$566.7 million	$348.3 million	$66.5 million
December 31, 2019	$840.3 million	$468.3 million	$372.0 million	$78.0 million

The following tables show the unexpired unfunded commitments by portfolio company as of June 30, 2020 and December 31, 2019.

Borrower	Industry	Unexpired Unfunded Commitment as of June 30, 2020	Expiration Date
Aclima, Inc.	Other Technology	$4,000,000	07/31/2020
ATeam Army, Inc.	Other Technology	500,000	07/30/2020
Benson Hill Bio, Inc.	Other Technology	7,500,000	12/01/2020
BW Industries, Inc.	Other Technology	2,000,000	07/31/2020
Callisto Media, Inc.	Technology Services	7,500,000	12/31/2020
Canary Technologies Corporation	Software	250,000	09/30/2020
Cloudleaf, Inc.	Software	1,500,000	10/15/2020
eXo Imaging, Inc.	Medical Devices	4,000,000	11/30/2020
Fetch Robotics, Inc.	Computers & Storage	2,500,000	06/30/2021
GoForward, Inc.	Other Healthcare	6,250,000	07/01/2020
Hello Heart Inc.	Other Healthcare	750,000	08/31/2020
Invoice2Go, Inc.	Software	13,000,000	03/31/2021
Jiko Group, Inc.	Other Technology	3,500,000	06/30/2020
Lucideus, Inc.	Software	500,000	07/15/2020
Lukla, Inc.	Internet	500,000	01/31/2021
Marley Spoon, Inc.	Internet	3,750,000	07/31/2020
Medable, Inc.	Software	2,000,000	07/31/2020
OneLocal, Inc.	Internet	333,333	07/31/2020
Pitzi, Ltd.	Other Technology	1,000,000	11/30/2020
Quartzy, Inc.	Biotechnology	2,250,000	10/15/2020
Reciprocity, Inc.	Software	1,950,000	01/31/2021
RenoFi, Inc.	Internet	250,000	09/30/2020
Residently USA, LLC	Internet	750,000	07/30/2020
Total		$66,533,333

Borrower	Industry	Unexpired Unfunded Commitment as of December 31, 2019	Expiration Date
Ablacon, Inc.	Medical Devices	$2,500,000	01/31/2020
Ainsly, Inc.	Internet	1,500,000	01/31/2020
AirVine Scientific, Inc.	Wireless	125,000	03/31/2020
Apollo Flight Research Inc.	Other Technology	250,000	01/31/2020
ArborMetrix, Inc.	Software	750,000	04/30/2020
Beanfields, PBC	Other Technology	625,000	06/30/2020
BWI Industries, Inc.	Other Technology	2,000,000	07/31/2020
Callisto Media, Inc.	Technology Services	10,000,000	12/31/2020
Canary Technologies Corp.	Software	250,000	09/30/2020
Cesium, Inc.	Internet	375,000	03/31/2020
Cloudleaf, Inc.	Software	1,500,000	10/15/2020
DOSH Holdings, Inc.	Other Technology	3,750,000	01/15/2020
eXo Imaging, Inc.	Medical Devices	6,000,000	11/30/2020
GoForward, Inc.	Other Healthcare	6,250,000	07/01/2020
Hello Heart Inc.	Other Healthcare	1,750,000	08/31/2020
HumanAPI, Inc.	Other Healthcare	500,000	01/31/2020
Kids on 45th, Inc.	Internet	500,000	01/31/2020
Klar Holdings Limited	Technology Services	250,000	03/31/2020
Lifit, Inc.	Technology Services	500,000	01/30/2020
Lucideus, Inc.	Software	500,000	07/15/2020
Lukla, Inc.	Internet	750,000	01/31/2021
Marley Spoon, Inc.	Internet	3,750,000	07/31/2020
Medable, Inc.	Software	2,000,000	07/31/2020
Merchbar, Inc.	Internet	250,000	01/30/2020
Noteleaf, Inc.	Other Technology	1,000,000	01/31/2020
OneLocal, Inc.	Internet	1,000,000	07/31/2020
Owl Cameras, Inc.	Software	3,000,000	01/01/2020
Parallel Wireless, Inc.	Wireless	6,500,000	03/31/2020
Percepto, Inc.	Other Technology	1,000,000	05/31/2020
Pitzi, Ltd.	Other Technology	2,500,000	11/30/2020
Quartzy, Inc.	Biotechnology	2,250,000	10/15/2020
Solugen, Inc.	Technology Services	1,250,000	01/31/2020
Stay Alfred, Inc.	Internet	7,500,000	06/30/2020
Stitch Labs, Inc.	Software	750,000	01/31/2020
The Safe and Fair Food Company LLC	Other Technology	1,250,000	01/31/2020
Trendalytics Innovation Labs, Inc.	Software	450,000	01/31/2020
Visual Supply Company	Internet	2,500,000	03/31/2020
Voodoo Manufacturing, Inc.	Other Technology	375,000	02/28/2020
Total		$77,950,000

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

As of June 30, 2020, the Fund had cash reserves of $2.5 million and approximately $165.1 million in scheduled loan receivable payments over the next twelve months. Additionally, the Fund has access to the Company’s uncalled capital of $8.5 million as a liquidity source and the unused portion of the revolving credit facility. Management intends to extend the credit facility beyond the current contractual termination date. Together, these amounts are sufficient to meet the current commitment backlog and operational expenses of the Fund over the next year. The Fund regularly evaluates potential future liquidity resources and demands before making additional future commitments.

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

The Fund’s exposure to interest rate sensitivity is regularly monitored and analyzed by measuring the characteristics of assets and liabilities. The Fund utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates. At June 30, 2020, the outstanding debt balance was $153.0 million at a weighted-average floating interest rate of 0.19%, for which the Fund had derivative instruments in place with a fixed interest rate of 2.01% on $90.0 million of the notional principal amount with an interest rate swap and floor and with a ceiling of 1.00% on $30.0 million with an interest rate collar.

Because all of the Fund’s loans impose a fixed interest rate upon funding, changes in short-term interest rates will not directly affect interest income associated with the loan portfolio as of June 30, 2020. However, those changes could have the potential to change the Fund’s ability to originate loan commitments, acquire and renew bank facilities, and engage in other investment activities. Further, changes in short-term interest rates could also affect interest rate expense, realized gain from investments and interest on the Fund’s short-term investments.
Based on the Fund’s Condensed Statements of Assets and Liabilities as of June 30, 2020, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in investments, borrowings, cash balances and derivative instruments.

Effect of Interest Rate Change By	Other Interest and Other Income (Loss)	Gain from Interest Rate Swap and Floor	Gain (Loss) from Interest Rate Collar	Interest Income (Expense)	Total Income (Loss)
(0.50)%	$(12,523)	$173,912	$(150,000)	$295,650	$307,039
1%	$25,045	$900,000	$57,971	$(1,530,000)	$(546,984)
2%	$50,090	$1,800,000	$357,971	$(3,060,000)	$(851,939)
3%	$75,136	$2,700,000	$657,971	$(4,590,000)	$(1,156,893)
4%	$100,181	$3,600,000	$957,971	$(6,120,000)	$(1,461,848)
5%	$125,226	$4,500,000	$1,257,971	$(7,650,000)	$(1,766,803)
Additionally, a change in the interest rate may affect the value of the derivative instruments and effect Net change in unrealized gain (loss) from derivative instruments. The amount of any such effect will be contingent upon market expectations for future interest rate changes. Any increases in expected future rates will increase the value of the derivative instruments while any rate decreases will decrease the value.
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
Because the Fund currently borrows, its net investment income is highly dependent upon the difference between the rate at which it borrows and the rate at which it invests the amounts borrowed. Accordingly, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on the Fund’s investment activities and net investment income. The Fund’s exposure to movement in short-term interest rates stems from the Fund borrowing at a floating interest rate but then making loans with a fixed rate at the time the loans are extended. The Fund, therefore, attempts to limit its interest rate risk by acquiring derivative instruments to hedge its interest rate exposure.
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

Changes in Internal Controls:

There have not been any changes in the Fund’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the Fund’s fiscal quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

              Public Health Crises and Coronavirus Risk.  Public health crises, such as the recent outbreak of the novel strain of coronavirus (“COVID-19”), may have direct and indirect adverse impact on the Fund’s portfolio companies’ business operations and results of operations.  Several countries and individual U.S. states have reacted to this rapidly evolving COVID-19 outbreak by instituting quarantines, shelter-in-place orders, travel restrictions, bans on public gathering, and closures of a wide range of businesses beginning March 2020. These measures have had an adverse impact on the global economy and contributed to significant volatility in the financial markets. Starting mid-to-late April through June 2020, many countries and states have started to ease restrictions on businesses and social activity. However, as of late June 2020, travelers from the United States will not be allowed to visit the European Union when the bloc begins to reopen its external borders starting July 1, 2020. These continued travel restrictions may prolong the global economic downturn.

Although some countries have begun to ease restrictions on business and social activity, the full extent of the impact of the COVID-19 outbreak on the Fund’s portfolio companies’ business operations and results of operations is unknown at this time and will depend on many factors outside of the Fund’s control, including, without limitations, the timing, extent, trajectory and duration of the pandemic. Management is continuing to work with the Fund’s portfolio companies that may be directly or indirectly affected by the outbreak to evaluate the continued impact on the borrowers’ ability to make timely payments and creditworthiness.

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

VENTURE LENDING & LEASING VIII, INC.
(Registrant)

By:	/s/ Maurice C. Werdegar	By:	/s/ Judy N. Bornstein
Maurice C. Werdegar		Judy N. Bornstein
Chief Executive Officer		Chief Financial Officer
(Principal Executive Officer)		(Principal Financial Officer)
Date:	August 13, 2020	Date:	August 13, 2020