Form 10-Q
period 2020-09-30
Venture Lending & Leasing VIII, Inc.
filed 2020-11-13
CIK 1642862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]  No [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 13, 2020
Common Stock, $0.001 par value	100,000

VENTURE LENDING & LEASING VIII, INC.
INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Statements of Assets and Liabilities (Unaudited)
As of September 30, 2020 and December 31, 2019

Condensed Statements of Operations (Unaudited)
For the three and nine months ended September 30, 2020 and 2019

Condensed Statements of Changes in Net Assets (Unaudited)
For the three and nine months ended September 30, 2020 and 2019

Condensed Statements of Cash Flows (Unaudited)
For the nine months ended September 30, 2020 and 2019

Condensed Schedules of Investments (Unaudited)
As of September 30, 2020 and December 31, 2019

Condensed Schedules of Derivative Instruments (Unaudited)
As of September 30, 2020 and December 31, 2019

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

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VENTURE LENDING & LEASING VIII, INC.

CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
AS OF SEPTEMBER 30, 2020 AND DECEMBER 31, 2019

	September 30, 2020	December 31, 2019
ASSETS
Loans, at estimated fair value
(cost of $313,024,827 and $379,044,418)	$289,351,012	$371,955,824
Cash and cash equivalents	3,812,554	12,569,629
Dividend and interest receivables	3,640,019	4,702,811
Other assets	2,057,893	551,337
Total assets	298,861,478	389,779,601

LIABILITIES
Borrowings under debt facility	117,500,000	179,000,000
Accrued management fees	1,867,884	2,436,123
Derivative liability	87,985	347,183
Accounts payable and other accrued liabilities	492,651	1,411,131
Total liabilities	119,948,520	183,194,437

NET ASSETS	$178,912,958	$206,585,164

Analysis of Net Assets:

Capital paid in on shares of capital stock	$352,075,000	$314,575,000
Total distributable losses	(173,162,042)	(107,989,836)
Net assets (equivalent to $1,789.13 and $2,065.85 per share based on 100,000 shares of capital stock outstanding - See Note 5 and Note 11)	$178,912,958	$206,585,164

Commitments & Contingent Liabilities:
Unexpired unfunded commitments (See Note 10)	$36,325,000	$77,950,000

See notes to condensed financial statements (unaudited).

VENTURE LENDING & LEASING VIII, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

	For the Three Months Ended September 30, 2020	For the Three Months Ended September 30, 2019	For the Nine Months Ended September 30, 2020	For the Nine Months Ended September 30, 2019

INVESTMENT INCOME:
Interest on loans	$16,375,162	$14,550,348	$45,411,658	$50,498,572
Other interest and other income	1,569	58,471	531,529	264,208
Total investment income	16,376,731	14,608,819	45,943,187	50,762,780

EXPENSES:
Management fees	1,867,884	2,330,573	6,427,089	7,269,393
Interest expense	1,320,023	2,357,972	4,909,200	7,737,886
Banking and professional fees	214,639	35,669	467,936	354,563
Other operating expenses	63,647	102,191	159,402	197,051
Total expenses	3,466,193	4,826,405	11,963,627	15,558,893
Net investment income	12,910,538	9,782,414	33,979,560	35,203,887

Net realized gain (loss) from loans	130,064	(6,502,951)	(851,422)	(6,984,292)
Net realized gain (loss) from derivative instruments	(354,659)	70,408	(910,248)	217,375
Net change in unrealized loss from loans	(3,379,357)	(451,245)	(16,585,221)	(3,040,912)
Net change in unrealized gain (loss) from derivative instruments	265,437	(67,233)	259,198	(1,090,118)
Net realized and change in unrealized loss from loans and derivative instruments	(3,338,515)	(6,951,021)	(18,087,693)	(10,897,947)
Net increase in net assets resulting from operations	$9,572,023	$2,831,393	$15,891,867	$24,305,940

Amounts per common share:
Net increase in net assets resulting from operations per share	$95.72	$28.31	$158.92	$243.06
Weighted average shares outstanding	100,000	100,000	100,000	100,000

See notes to condensed financial statements (unaudited).

VENTURE LENDING & LEASING VIII, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

	Common stock
	Shares	Par value	Additional paid-in capital	Total distributable earnings (loss)	Net assets
Balance at June 30, 2019	100,000	$100	$297,574,900	$(87,812,834)	$209,762,166
Net increase in net assets resulting from operations	—	—	—	2,831,393	2,831,393
Distributions to shareholder	—	—	—	(17,331,773)	(17,331,773)
Contributions from shareholder	—	—	9,000,000	—	9,000,000

Balance at September 30, 2019	100,000	$100	$306,574,900	$(102,313,214)	$204,261,786

Balance at June 30, 2020	100,000	$100	$345,074,900	$(145,825,182)	$199,249,818
Net increase in net assets resulting from operations	—	—	—	9,572,023	9,572,023
Distributions to shareholder	—	—	—	(36,908,883)	(36,908,883)
Contributions from shareholder	—	—	7,000,000	—	7,000,000

Balance at September 30, 2020	100,000	$100	$352,074,900	$(173,162,042)	$178,912,958

Balance at December 31, 2018	100,000	$100	$297,574,900	$(81,031,049)	$216,543,951
Net increase in net assets resulting from operations	—	—	—	24,305,940	24,305,940
Distributions to shareholder	—	—	—	(45,588,105)	(45,588,105)
Contributions from shareholder	—	—	9,000,000	—	9,000,000

Balance at September 30, 2019	100,000	$100	$306,574,900	$(102,313,214)	$204,261,786

Balance at December 31, 2019	100,000	$100	$314,574,900	$(107,989,836)	$206,585,164
Net increase in net assets resulting from operations	—	—	—	15,891,867	15,891,867
Distributions to shareholder	—	—	—	(81,064,073)	(81,064,073)
Contributions from shareholder	—	—	37,500,000	—	37,500,000

Balance at September 30, 2020	100,000	$100	$352,074,900	$(173,162,042)	$178,912,958

See notes to condensed financial statements (unaudited).

VENTURE LENDING & LEASING VIII, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

	For the Nine Months Ended September 30, 2020	For the Nine Months Ended September 30, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets resulting from operations	$15,891,867	$24,305,940
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Net realized loss from loans	851,422	6,984,292
Net realized (gain) loss from derivative instruments	910,248	(217,375)
Net change in unrealized loss from loans	16,585,221	3,040,912
Net change in unrealized (gain) loss from derivative instruments	(259,198)	1,090,118
Amortization of deferred costs related to borrowing facility	430,383	414,378
Net decrease in dividend and interest receivables	1,062,793	187,207
Net increase in other assets	(324,799)	(134,669)
Net decrease in accounts payable, other accrued liabilities and accrued management fees	(1,486,718)	(1,280,004)
Origination of loans	(86,675,000)	(116,725,000)
Principal payments on loans	149,975,862	133,498,343
Acquisition of equity securities	(4,796,766)	(6,896,982)
Net cash provided by operating activities	92,165,315	44,267,160
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to shareholder	(74,400,000)	(30,750,000)
Contributions from shareholder	37,500,000	9,000,000
Borrowings under debt facility	62,500,000	29,000,000
Repayments of borrowings under debt facility	(124,000,000)	(68,000,000)
Payments made for derivative instruments	(910,249)	(7,729)
Payments received from derivative instruments	—	225,105
Payment of bank facility fees and costs	(1,612,141)	—
Net cash used in financing activities	(100,922,390)	(60,532,624)
Net decrease in cash and cash equivalents	(8,757,075)	(16,265,464)
CASH AND CASH EQUIVALENTS:
Beginning of period	12,569,629	19,388,362
End of period	$3,812,554	$3,122,898
SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE PERIOD:
Interest - Debt facility	$4,482,117	$9,492,514
NON-CASH OPERATING AND FINANCING ACTIVITIES:
Distributions of equity securities and convertible loan to shareholder	$6,664,073	$14,838,105
Receipt of equity securities and convertible loan as repayment of loans	$1,867,307	$7,941,123
See notes to condensed financial statements (unaudited).

VENTURE LENDING & LEASING VIII, INC.

CONDENSED SCHEDULE OF INVESTMENTS (UNAUDITED)
AS OF SEPTEMBER 30, 2020

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Final Maturity Date

Biotechnology
	Antheia, Inc.		Senior Secured	11.5%		$1,354,111	$1,336,880	$1,336,880	12/1/2022
	Antheia, Inc.		Senior Secured	11.5%		1,352,763	1,305,796	1,305,796	12/1/2022
	Antheia, Inc. Subtotal					2,706,874	2,642,676	2,642,676
	Driver Bioengineering, Inc.		Senior Secured	11.0%		371,418	326,125	326,125	4/1/2023
	Driver Bioengineering, Inc.		Senior Secured	11.0%		866,828	846,564	846,564	6/1/2023
	Driver Bioengineering, Inc. Subtotal					1,238,246	1,172,689	1,172,689
	Orpheus Therapeutics, Inc.		Senior Secured	18.0%		178,510	174,288	—	*
	Quartzy, Inc.		Senior Secured	12.0%		1,113,558	1,083,045	1,083,045	5/1/2024
	Quartzy, Inc.		Senior Secured	12.0%		741,785	655,981	655,981	8/1/2023
	Quartzy, Inc. Subtotal					1,855,343	1,739,026	1,739,026
Biotechnology Total		3.1%				$5,978,973	$5,728,679	$5,554,391

Computers & Storage
	Canary Connect, Inc.		Senior Secured	12.8%		$2,470,087	$2,401,138	$2,401,138	3/1/2023
	Canary Connect, Inc.		Senior Secured	12.8%		151,342	145,405	145,405	12/1/2020
	Canary Connect, Inc. Subtotal					2,621,429	2,546,543	2,546,543
	Fetch Robotics, Inc.		Senior Secured	12.0%		7,421,316	7,078,812	7,078,812	6/1/2024
Computers & Storage Total		5.4%				$10,042,745	$9,625,355	$9,625,355

Internet
	Ainsly, Inc. ** ^		Senior Secured	12.5%		$588,648	$551,894	$551,894	8/1/2022
	Ainsly, Inc. ** ^		Senior Secured	12.5%		247,309	214,562	214,562	9/1/2023
	Ainsly, Inc. ** ^		Senior Secured	12.5%		196,229	196,229	196,229	8/1/2022
	Ainsly, Inc. ** ^ Subtotal					1,032,186	962,685	962,685
	Amino Payments, Inc.		Senior Secured	10.8%		830,084	798,995	798,995	3/1/2022
	Bombfell, Inc.		Senior Secured	11.0%		597,384	509,706	154,254	*
	Cesium, Inc.		Senior Secured	10.3%		116,550	114,750	114,750	1/1/2023
	Cesium, Inc.		Senior Secured	10.3%		233,020	220,606	220,606	1/1/2023
	Cesium, Inc. Subtotal					349,570	335,356	335,356
	Clearsurance, Inc.		Senior Secured	10.3%		761,778	740,982	740,982	9/1/2021
	Daily Muse, Inc.		Senior Secured	11.0%		3,699,267	3,658,099	3,658,099	12/1/2021
	FLYR, Inc.		Senior Secured	11.5%		645,228	620,217	268,250	9/1/2021
	FLYR, Inc.		Senior Secured	11.8%		1,408,888	1,393,627	602,756	1/1/2022
	FLYR, Inc. Subtotal					2,054,116	2,013,844	871,006
	iZENEtech, Inc. ** ^		Senior Secured	11.0%		727,352	720,002	720,002	1/1/2021
	iZENEtech, Inc. ** ^		Senior Secured	11.0%		1,599,992	1,589,936	1,589,936	6/1/2021
	iZENEtech, Inc. ** ^ Subtotal					2,327,344	2,309,938	2,309,938
	Lenddo International ** ^		Senior Secured	18.0%		795,048	694,704	111,434	*
	Linden Research Inc.		Senior Secured	12.0%		5,509,590	5,381,498	5,381,498	6/1/2022
	Lukla, Inc.		Senior Secured	12.5%		451,616	398,278	398,278	12/1/2022
	Lukla, Inc.		Senior Secured	12.5%		247,294	235,866	235,866	6/1/2023
	Lukla, Inc. Subtotal					698,910	634,144	634,144
	Marley Spoon, Inc. ** ^		Senior Secured	12.0%	2.5%	3,708,827	2,896,918	2,896,918	5/1/2023
	Masse, Inc.		Senior Secured	18.0%		304,001	144,008	6,243	*
	Merchbar, Inc.		Senior Secured	11.8%		494,495	470,074	470,074	3/1/2023
	MyPizza Technologies, Inc.		Senior Secured	11.5%		2,472,634	2,433,355	2,433,355	2/1/2024
	MyPizza Technologies, Inc.		Senior Secured	11.5%		4,944,642	4,766,619	4,766,619	12/1/2023
	MyPizza Technologies, Inc. Subtotal					7,417,276	7,199,974	7,199,974

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Final Maturity Date
	Nimble Rx, Inc.		Senior Secured	12.0%		1,200,669	1,088,533	1,088,533	2/1/2023
	Nimble Rx, Inc.		Senior Secured	12.0%		1,237,332	1,182,706	1,182,706	11/1/2023
	Nimble Rx, Inc. Subtotal					2,438,001	2,271,239	2,271,239
	OneLocal, Inc. ** ^		Senior Secured	12.3%		317,225	310,259	310,259	3/1/2023
	OneLocal, Inc. ** ^		Senior Secured	12.3%		329,715	305,865	305,865	3/1/2023
	OneLocal, Inc. ** ^		Senior Secured	12.3%		329,794	324,137	324,137	3/1/2023
	OneLocal, Inc. ** ^ Subtotal					976,734	940,261	940,261
	Osix Corporation		Senior Secured	12.3%		53,220	48,946	48,946	12/1/2021
	RenoFi, Inc.		Senior Secured	12.0%		247,372	229,272	229,272	6/1/2023
	RenoFi, Inc.		Senior Secured	12.0%		246,083	240,243	240,243	6/1/2023
	RenoFi, Inc. Subtotal					493,455	469,515	469,515
	Residently USA, LLC ** ^		Senior Secured	12.0%		960,946	858,678	858,678	2/1/2023
	Serface Care, Inc.		Senior Secured	12.3%		448,031	429,924	108,854	2/1/2022
	Serface Care, Inc.		Senior Secured	12.3%		149,380	147,064	37,236	2/1/2022
	Serface Care, Inc. Subtotal					597,411	576,988	146,090
	Shadow, PBC		Senior Secured	11.5%		508,638	472,847	472,847	10/1/2022
	SpotOn Computing, Inc.		Senior Secured	18.0%		1,893,528	1,853,788	792,634	*
	Stay Alfred, Inc.		Senior Secured	18.0%		10,932,368	8,843,431	504,668	*
	Tango Card, Inc.		Senior Secured	12.0%		113,238	113,018	113,018	11/1/2020
	Verishop, Inc.		Senior Secured	12.0%		2,471,969	2,353,382	2,353,382	12/1/2023
	Verishop, Inc.		Senior Secured	12.0%		2,472,876	2,433,536	2,433,536	12/1/2023
	Verishop, Inc. Subtotal					4,944,845	4,786,918	4,786,918
Internet Total		21.2%				$54,492,260	$49,986,554	$37,936,414

Medical Devices
	Ablacon, Inc.		Senior Secured	11.0%		$2,474,645	$2,368,867	$2,368,867	3/1/2023
	Ablacon, Inc.		Senior Secured	11.0%		2,475,557	2,435,889	2,435,889	3/1/2023
	Ablacon, Inc. Subtotal					4,950,202	4,804,756	4,804,756
	Anutra Medical, Inc.		Senior Secured	12.0%		211,096	203,170	203,170	10/1/2022
	CytoVale, Inc.		Senior Secured	12.0%		416,554	411,789	411,789	6/1/2022
	CytoVale, Inc.		Senior Secured	12.0%		362,207	348,323	348,323	3/1/2022
	CytoVale, Inc.		Senior Secured	12.0%		494,843	484,405	484,405	11/1/2023
	CytoVale, Inc.		Senior Secured	12.0%		347,441	343,273	343,273	7/1/2022
	CytoVale, Inc.		Senior Secured	12.0%		494,637	466,806	466,806	10/1/2023
	CytoVale, Inc. Subtotal					2,115,682	2,054,596	2,054,596
	eXo Imaging, Inc.		Senior Secured	11.8%		1,979,428	1,818,614	1,818,614	9/1/2023
	Medrobotics Corporation, Inc.		Senior Secured	18.0%		10,000,000	8,793,564	4,928,599	*
	RadiAction Ltd. ** ^		Senior Secured	11.5%		659,190	651,718	651,718	4/1/2022
	RadiAction Ltd. ** ^		Senior Secured	11.5%		463,781	452,188	452,188	10/1/2021
	RadiAction Ltd. ** ^ Subtotal					1,122,971	1,103,906	1,103,906
	Renovia, Inc.		Senior Secured	10.5%		8,108,097	7,275,049	7,275,049	1/1/2023
Medical Devices Total		12.4%				$28,487,476	$26,053,655	$22,188,690

Other Healthcare
	Caredox, Inc.		Senior Secured	11.8%		$785,090	$769,032	$769,032	7/1/2022
	Clover Health Investments Corporation		Senior Secured	11.3%		7,207,644	7,207,644	7,207,644	10/1/2022
	Clover Health Investments Corporation		Senior Secured	11.0%		10,359,649	10,359,649	10,359,649	3/1/2022
	Clover Health Investments Corporation Subtotal					17,567,293	17,567,293	17,567,293
	Curve Health		Senior Secured	—%		1,000,000	100,000	100,000	*
	Discover Echo, Inc.		Senior Secured	11.0%		83,793	82,880	82,880	12/1/2020
	Emerald Cloud Lab, Inc.		Senior Secured	11.8%		1,297,442	1,235,420	1,235,420	12/1/2021
	GoForward, Inc.		Senior Secured	11.5%		6,183,171	5,676,123	5,676,123	9/1/2023
	Grin, Inc.		Senior Secured	12.0%		989,460	938,081	938,081	10/1/2023
	Grin, Inc.		Senior Secured	12.0%		494,898	483,847	483,847	1/1/2024
	Grin, Inc. Subtotal					1,484,358	1,421,928	1,421,928

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Final Maturity Date

	Hello Heart Inc.		Senior Secured	11.0%		743,011	728,721	728,721	11/1/2023
	Hello Heart Inc.		Senior Secured	11.0%		990,216	975,038	975,038	4/1/2023
	Hello Heart Inc.		Senior Secured	11.0%		1,237,425	1,178,771	1,178,771	4/1/2023
	Hello Heart Inc.		Senior Secured	10.8%		692,943	687,317	687,317	10/1/2021
	Hello Heart Inc.		Senior Secured	10.8%		359,910	352,953	352,953	7/1/2021
	Hello Heart Inc. Subtotal					4,023,505	3,922,800	3,922,800
	HumanAPI, Inc.		Senior Secured	11.8%		466,031	459,694	459,694	1/1/2023
	HumanAPI, Inc.		Senior Secured	11.8%		1,265,881	1,211,197	1,211,197	10/1/2022
	HumanAPI, Inc. Subtotal					1,731,912	1,670,891	1,670,891
	mPharma Data, Inc. ** ^		Senior Secured	10.0%		25,535	25,425	25,425	11/1/2020
	mPharma Data, Inc. ** ^		Senior Secured	10.0%		1,361,215	1,343,093	1,343,093	11/1/2021
	mPharma Data, Inc. ** ^		Senior Secured	10.0%		75,342	75,105	75,105	3/1/2021
	mPharma Data, Inc. ** ^ Subtotal					1,462,092	1,443,623	1,443,623
	Myolex, Inc.		Senior Secured	18.0%		762,531	726,537	238,967	*
	Naked Biome, Inc.		Senior Secured	18.0%		523,049	419,422	—	*
	Robin Care, Inc.		Senior Secured	11.5%		495,658	459,334	459,334	12/1/2021
	Sparta Software Corporation		Senior Secured	11.5%	2.2%	351,477	342,179	342,179	5/1/2022
	Therapydia, Inc.		Senior Secured	11.5%		201,131	190,781	190,781	8/1/2022
	Therapydia, Inc.		Senior Secured	12.5%	1.7%	115,684	115,684	115,684	6/1/2023
	Therapydia, Inc.		Senior Secured	12.0%	1.7%	106,892	100,397	100,397	3/1/2023
	Therapydia, Inc.		Senior Secured	11.5%		239,363	235,157	235,157	1/1/2023
	Therapydia, Inc.		Senior Secured	11.5%		231,869	227,923	227,923	12/1/2022
	Therapydia, Inc. Subtotal					894,939	869,942	869,942
	Zillion Group, Inc.		Senior Secured	12.0%		112,755	112,470	105,316	12/1/2020
Other Healthcare Total		20.1%				$38,759,065	$36,819,874	$35,905,728

Other Technology
	8i Corporation		Senior Secured	11.8%		$311,058	$309,568	$309,568	12/1/2020
	Abiquo Group, Inc. ** ^		Senior Secured	12.0%		181,473	177,329	177,329	7/1/2021
	Aclima, Inc.		Senior Secured	11.9%		1,393,190	1,262,664	1,262,664	4/1/2022
	Antitoxin Technologies Inc. ** ^		Senior Secured	11.5%		407,043	385,536	385,536	9/1/2022
	Apollo Flight Research Inc.		Senior Secured	11.0%		233,118	229,565	229,565	1/1/2023
	Apollo Flight Research Inc.		Senior Secured	11.0%		360,496	349,443	349,443	6/1/2022
	Apollo Flight Research Inc. Subtotal					593,614	579,008	579,008
	ATeam Army, Inc.		Senior Secured	12.0%		1,236,722	1,170,812	1,170,812	4/1/2023
	Beanfields, PBC		Senior Secured	12.5%		618,140	604,178	604,178	3/1/2023
	Beanfields, PBC		Senior Secured	12.5%		864,445	828,313	828,313	3/1/2023
	Beanfields, PBC Subtotal					1,482,585	1,432,491	1,432,491
	Benson Hill Bio, Inc.		Senior Secured	12.5%		9,887,360	9,138,224	9,138,224	5/1/2024
	Brightside Benefit, Inc.		Senior Secured	12.4%		848,183	836,366	836,366	3/1/2023
	Brightside Benefit, Inc.		Senior Secured	12.1%		523,625	500,418	500,418	9/1/2022
	Brightside Benefit, Inc. Subtotal					1,371,808	1,336,784	1,336,784
	BW Industries, Inc.		Senior Secured	11.8%		1,927,106	1,774,592	1,774,592	5/1/2023
	BW Industries, Inc.		Senior Secured	11.8%		1,977,866	1,941,611	1,941,611	6/1/2023
	BW Industries, Inc. Subtotal					3,904,972	3,716,203	3,716,203
	Consumer Physics, Inc. ** ^		Senior Secured	11.0%		670,989	654,666	617,367	12/1/2021
	DOSH Holdings, Inc.		Junior Secured	—%		700,000	514,745	514,745	*
	Eguana Technologies, Inc. ** ^		Senior Secured	12.5%		1,236,500	1,184,942	1,184,942	2/1/2022
	Finiks, Inc.		Senior Secured	2.7%		667,500	33,375	41,125	*
	Fitplan, Inc. ** ^		Senior Secured	12.5%		1,226,870	1,086,326	1,058,116	*
	Flo Water, Inc.		Senior Secured	11.4%		268,920	265,332	265,332	5/1/2021
	Flo Water, Inc.		Senior Secured	11.8%		1,979,211	1,872,159	1,872,159	12/1/2023
	Flo Water, Inc. Subtotal					2,248,131	2,137,491	2,137,491
	Gap Year Global, Inc.		Senior Secured	18.0%		90,768	86,360	—	*
	Heartwork, Inc.		Senior Secured	18.0%		379,462	371,981	27,353	*

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Final Maturity Date

	Higher Ground Education, Inc.		Senior Secured	12.5%		494,200	485,333	485,333	8/1/2023
	Higher Ground Education, Inc.		Senior Secured	12.5%		1,406,218	1,384,510	1,384,510	4/1/2023
	Higher Ground Education, Inc.		Senior Secured	12.5%		481,506	473,737	473,737	5/1/2023
	Higher Ground Education, Inc.		Senior Secured	12.5%		2,148,315	2,049,275	2,049,275	1/1/2023
	Higher Ground Education, Inc. Subtotal					4,530,239	4,392,855	4,392,855
	Hint, Inc.		Senior Secured	11.0%		900,923	900,923	900,923	7/1/2021
	Hint, Inc.		Senior Secured	12.0%		4,946,599	4,374,530	4,374,530	6/1/2023
	Hint, Inc.		Senior Secured	11.0%		550,371	542,228	542,228	3/1/2021
	Hint, Inc.		Senior Secured	11.0%		987,142	948,633	948,633	8/1/2021
	Hint, Inc. Subtotal					7,385,035	6,766,314	6,766,314
	Jiko Group, Inc.		Senior Secured	12.0%		3,433,500	3,264,234	3,264,234	6/1/2023
	Kogniz, Inc.		Senior Secured	12.8%		244,248	221,292	221,292	3/1/2022
	Lambda School, Inc.		Senior Secured	11.3%		2,475,110	2,475,110	2,475,110	8/1/2023
	Lambda School, Inc.		Senior Secured	11.3%		4,949,476	4,664,032	4,664,032	7/1/2023
	Lambda School, Inc. Subtotal					7,424,586	7,139,142	7,139,142
	LanzaTech New Zealand Ltd.		Senior Secured	13.3%		561,098	559,537	559,537	3/1/2021
	Make School, Inc.		Senior Secured	11.3%		395,563	387,901	387,901	8/1/2021
	Neuehouse, LLC		Senior Secured	12.0%		1,750,000	1,292,765	1,292,765	*
	Nevada Nanotech Systems, Inc.		Senior Secured	12.0%		328,462	318,920	318,920	6/1/2021
	NewGlobe Schools, Inc. ** ^		Senior Secured	12.5%		3,137,865	3,041,980	3,041,980	8/1/2022
	NewGlobe Schools, Inc. ** ^		Senior Secured	12.5%		3,461,036	3,295,585	3,295,585	8/1/2023
	NewGlobe Schools, Inc. ** ^ Subtotal					6,598,901	6,337,565	6,337,565
	Northern Quinoa Production Corporation ** ^		Senior Secured	10.7%		6,146,834	5,855,887	5,437,285	12/1/2022
	Noteleaf, Inc.		Senior Secured	12.5%		1,405,864	1,353,274	1,353,274	4/1/2023
	Noteleaf, Inc.		Senior Secured	12.5%		988,793	970,999	970,999	9/1/2023
	Noteleaf, Inc. Subtotal					2,394,657	2,324,273	2,324,273
	Opya, Inc.		Senior Secured	12.0%		1,188,091	1,149,928	1,149,928	7/1/2023
	Ozy Media, Inc.		Senior Secured	12.8%		2,471,430	2,370,156	2,370,156	6/1/2023
	PDQ Enterprises LLC **		Senior Secured	11.0%		594,265	592,137	592,137	2/1/2021
	Percepto Robotics, Ltd. ** ^		Senior Secured	12.5%		33,985	33,887	33,887	12/1/2020
	Percepto, Inc.		Senior Secured	12.2%		1,970,182	1,873,802	1,873,802	4/1/2023
	Pitzi, Ltd. ** ^		Senior Secured	12.0%		494,458	374,182	374,182	11/1/2023
	Pitzi, Ltd. ** ^		Senior Secured	12.0%		1,484,205	1,430,831	1,430,831	4/1/2024
	Pitzi, Ltd. ** ^ Subtotal					1,978,663	1,805,013	1,805,013
	Plant Prefab, Inc.		Senior Secured	11.0%		1,101,043	1,059,623	1,059,623	8/1/2022
	Platform Science, Inc.		Senior Secured	12.0%		745,784	714,316	714,316	2/1/2022
	Plenty Unlimited, Inc.		Senior Secured	9.0%	11.7%	1,371,831	1,349,494	1,349,494	9/1/2021
	Plenty Unlimited, Inc.		Senior Secured	9.0%	9.4%	349,055	347,898	347,898	3/1/2021
	Plenty Unlimited, Inc.		Senior Secured	9.0%	11.7%	292,920	290,897	290,897	1/1/2021
	Plenty Unlimited, Inc. Subtotal					2,013,806	1,988,289	1,988,289
	Plethora, Inc.		Senior Secured	11.2%		2,304,431	2,162,939	2,162,939	7/1/2022
	Romaine Empire, Inc.		Senior Secured	12.3%		5,694,563	5,432,491	5,432,491	7/1/2023
	Saltbox, Inc.		Senior Secured	12.3%		459,686	441,690	441,690	6/1/2023
	SMS OPCO LLC		Senior Secured	8.0%		37,500	18,750	18,750	*
	Strong Arm Technologies, Inc.		Senior Secured	12.0%		330,031	325,208	325,208	5/1/2021
	Sustainable Living Partners, LLC		Senior Secured	12.5%		4,828,737	4,270,135	4,270,135	8/1/2023
	Terramera, Inc. ** ^		Senior Secured	12.0%		475,600	467,089	467,089	4/1/2021
	Terramera, Inc. ** ^		Senior Secured	12.0%		237,854	236,491	236,491	4/1/2021
	Terramera, Inc. ** ^ Subtotal					713,454	703,580	703,580
	Theatro Labs, Inc.		Senior Secured	12.0%		1,007,719	988,316	988,316	8/1/2022
	Thras.io, Inc.		Senior Secured	12.0%	45.1%	293,530	293,530	293,530	6/1/2024
	Thras.io, Inc.		Senior Secured	12.0%	47.3%	486,893	486,893	486,893	7/1/2024
	Thras.io, Inc.		Senior Secured	12.0%	45.1%	390,966	390,966	390,966	6/1/2024
	Thras.io, Inc.		Senior Secured	12.0%	45.1%	197,111	197,111	197,111	5/1/2024
	Thras.io, Inc.		Senior Secured	12.0%	47.3%	96,756	96,756	96,756	8/1/2024
	Thras.io, Inc.		Senior Secured	12.0%	47.4%	299,105	272,392	272,392	4/1/2024
	Thras.io, Inc.		Senior Secured	12.0%	45.1%	198,369	198,369	198,369	4/1/2024

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Final Maturity Date
	Thras.io, Inc. Subtotal					1,962,730	1,936,017	1,936,017
	UniEnergy Technologies LLC		Senior Secured	12.3%		1,351,234	1,309,132	887,209	*
	Veev Group, Inc.		Senior Secured	12.5%		3,708,357	3,639,722	3,639,722	6/1/2023
	Veev Group, Inc.		Senior Secured	12.5%		532,828	520,351	520,351	12/1/2021
	Veev Group, Inc.		Senior Secured	12.5%		1,235,866	1,104,419	1,104,419	6/1/2023
	Veev Group, Inc. Subtotal					5,477,051	5,264,492	5,264,492
	Velo Holdings Limited		Senior Secured	12.0%		2,471,720	2,326,450	2,059,411	*
	Virtuix Holdings, Inc.		Senior Secured	12.3%		165,137	162,818	123,010	4/1/2022
	Welcome Tech, Inc.		Senior Secured	10.5%		578,778	534,613	534,613	5/1/2022
	Wheels Labs, Inc.		Senior Secured	12.5%		3,529,725	3,446,934	3,446,934	8/1/2022
	Wine Plum, Inc.		Senior Secured	12.5%		814,908	786,795	786,795	9/1/2022
Other Technology Total		58.4%				$113,007,821	$106,136,701	$104,500,582

Security
	Axonius, Inc.		Senior Secured	12.0%		$215,757	$211,710	$211,710	9/1/2021
	Karamba Security Ltd. ** ^		Senior Secured	12.0%		1,036,782	962,863	962,863	6/1/2022
	Nok Nok Labs, Inc.		Senior Secured	12.5%		72,965	71,638	71,638	12/1/2020
	Nok Nok Labs, Inc.		Senior Secured	12.5%		620,689	611,667	611,667	6/1/2022
	Nok Nok Labs, Inc. Subtotal					693,654	683,305	683,305
	Safetrust Holdings, Inc.		Senior Secured	12.5%		249,930	211,666	211,666	6/1/2021
Security Total		1.1%				$2,196,123	$2,069,544	$2,069,544

Semiconductors & Equipment
	ETA Compute, Inc.		Senior Secured	12.0%		$747,778	$731,796	$731,796	11/1/2021
	Innophase, Inc.		Senior Secured	11.8%		983,612	977,364	977,364	6/1/2021
	Innophase, Inc.		Senior Secured	11.8%		2,293,757	2,264,119	2,264,119	6/1/2021
	Innophase, Inc. Subtotal					3,277,369	3,241,483	3,241,483
Semiconductors & Equipment Total		2.2%				$4,025,147	$3,973,279	$3,973,279

Software
	Alkanza		Senior Secured	18.0%		$—	$—	$15,249	*
	Aptible, Inc.		Senior Secured	11.8%		42,763	42,533	42,533	2/1/2021
	ArborMetrix, Inc.		Senior Secured	12.5%		741,853	719,126	719,126	9/1/2023
	ArborMetrix, Inc.		Senior Secured	12.5%		1,482,583	1,416,908	1,416,908	9/1/2023
	ArborMetrix, Inc.		Senior Secured	11.5%		665,019	665,019	665,019	6/1/2022
	ArborMetrix, Inc.		Senior Secured	11.5%		2,326,605	2,266,520	2,266,520	6/1/2022
	ArborMetrix, Inc. Subtotal					5,216,060	5,067,573	5,067,573
	Blockdaemon, Inc.		Senior Secured	11.3%		180,410	175,511	175,511	6/1/2022
	Blockdaemon, Inc.		Senior Secured	11.3%		98,886	94,647	94,647	8/1/2021
	Blockdaemon, Inc. Subtotal					279,296	270,158	270,158
	Bloomboard, Inc.		Senior Secured	11.5%		2,493,977	1,551,360	576,121	*
	Canary Technologies Corporation		Senior Secured	11.5%		247,413	232,567	232,567	6/1/2023
	Censia Inc.		Senior Secured	11.0%		843,202	806,966	806,966	10/1/2022
	Cloudleaf, Inc.		Senior Secured	12.0%		397,714	389,643	389,643	9/1/2021
	Cloudleaf, Inc.		Senior Secured	12.0%		1,483,555	1,385,097	1,385,097	8/1/2023
	Cloudleaf, Inc. Subtotal					1,881,269	1,774,740	1,774,740
	DealPath, Inc.		Senior Secured	11.0%		456,312	452,762	452,762	5/1/2021
	Dynamics, Inc.		Senior Secured	12.5%		2,991,033	2,809,529	2,809,529	8/1/2021
	Eskalera, Inc.		Senior Secured	10.5%		990,289	960,291	960,291	3/1/2023
	Estify, Inc.		Senior Secured	18.0%		842,819	761,990	178,776	*
	Fortress IQ, Inc.		Senior Secured	11.3%		318,746	312,266	312,266	11/1/2021
	GoFormz, Inc.		Senior Secured	12.0%		334,931	328,177	328,177	6/1/2021
	ICX Media, Inc.		Senior Secured	12.5%		346,379	328,734	328,734	5/1/2022
	ICX Media, Inc.		Senior Secured	12.5%		247,258	242,209	242,209	7/1/2023
	ICX Media, Inc.		Senior Secured	12.5%		247,217	242,553	242,553	5/1/2023
	ICX Media, Inc. Subtotal					840,854	813,496	813,496

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Final Maturity Date

	Invoice2Go, Inc.		Senior Secured	12.0%		628,305	583,491	583,491	3/1/2022
	Invoice2Go, Inc.		Senior Secured	12.0%		753,301	746,066	746,066	7/1/2022
	Invoice2Go, Inc.		Senior Secured	11.8%		415,474	415,474	415,474	4/1/2021
	Invoice2Go, Inc.		Senior Secured	12.0%		989,796	940,372	940,372	6/1/2024
	Invoice2Go, Inc.		Senior Secured	11.8%		356,137	356,137	356,137	4/1/2021
	Invoice2Go, Inc.		Senior Secured	12.0%		989,469	786,720	786,720	3/1/2024
	Invoice2Go, Inc.		Senior Secured	12.0%		989,150	952,823	952,823	6/1/2023
	Invoice2Go, Inc.		Senior Secured	12.0%		873,413	863,931	863,931	11/1/2022
	Invoice2Go, Inc.		Senior Secured	12.0%		988,839	976,756	976,756	3/1/2023
	Invoice2Go, Inc.		Senior Secured	11.8%		415,458	411,914	411,914	4/1/2021
	Invoice2Go, Inc. Subtotal					7,399,342	7,033,684	7,033,684
	Ipolipo, Inc.		Senior Secured	12.0%		2,078,957	1,919,258	1,588,013	6/1/2022
	Lucideus, Inc.		Senior Secured	12.0%		480,355	449,953	449,953	2/1/2023
	Medable, Inc.		Senior Secured	12.0%		960,626	946,794	946,794	2/1/2023
	Medable, Inc.		Senior Secured	12.0%		1,921,006	1,812,644	1,812,644	2/1/2023
	Medable, Inc. Subtotal					2,881,632	2,759,438	2,759,438
	Metarail, Inc.		Senior Secured	12.0%		650,188	637,395	75,241	11/1/2022
	Metawave Corporation		Senior Secured	12.0%		694,779	677,779	677,779	7/1/2022
	Migo Money, Inc. ** ^		Senior Secured	12.3%		399,039	383,484	383,484	12/1/2021
	Migo Money, Inc. ** ^		Senior Secured	12.5%		314,818	314,818	314,818	3/1/2022
	Migo Money, Inc. ** ^ Subtotal					713,857	698,302	698,302
	OrderGroove, Inc.		Senior Secured	12.0%		1,149,365	1,132,775	1,132,775	6/1/2023
	OrderGroove, Inc.		Senior Secured	12.0%		2,296,611	2,215,656	2,215,656	6/1/2023
	OrderGroove, Inc.		Senior Secured	12.0%		1,149,094	1,133,835	1,133,835	6/1/2023
	OrderGroove, Inc. Subtotal					4,595,070	4,482,266	4,482,266
	Owl Cameras, Inc.		Senior Secured	18.0%		667,122	372,242	256,715	*
	PlushCare, Inc.		Senior Secured	11.8%		690,950	668,561	668,561	5/1/2022
	PlushCare, Inc.		Senior Secured	11.8%		518,642	510,963	510,963	5/1/2022
	PlushCare, Inc. Subtotal					1,209,592	1,179,524	1,179,524
	PrivCo Holdings, Inc.		Senior Secured	12.0%		93,051	91,840	83,718	2/1/2021
	Resilio, Inc.		Senior Secured	12.8%		73,795	73,795	73,795	5/1/2021
	Resilio, Inc.		Senior Secured	12.8%		55,927	52,640	52,640	3/1/2021
	Resilio, Inc. Subtotal					129,722	126,435	126,435
	Splitwise, Inc.		Senior Secured	12.3%		451,497	434,538	434,538	12/1/2022
	Swivel, Inc.		Senior Secured	12.0%		180,727	171,418	171,418	8/1/2022
	Swivel, Inc.		Senior Secured	12.0%		194,577	194,577	194,577	10/1/2022
	Swivel, Inc. Subtotal					375,304	365,995	365,995
	Swrve, Inc.		Senior Secured	11.8%		138,733	138,186	138,186	11/1/2020
	Trendalytics Innovation Labs, Inc.		Senior Secured	12.8%		217,230	201,452	74,030	6/1/2022
	Truthset, Inc.		Senior Secured	10.5%		371,446	371,446	371,446	5/1/2023
	Truthset, Inc.		Senior Secured	10.5%		360,507	337,993	337,993	2/1/2023
	Truthset, Inc. Subtotal					731,953	709,439	709,439
	VenueNext, Inc.		Senior Secured	18.0%		1,016,143	938,227	751,086	*
	Venuetize, LLC		Senior Secured	12.3%		152,354	142,772	142,772	4/1/2022
	Vuemix, Inc.		Senior Secured	11.3%		18,754	18,666	18,666	11/1/2020
	Workspot, Inc.		Senior Secured	12.0%		323,614	312,224	312,224	9/1/2021
	Workspot, Inc.		Senior Secured	12.0%		588,165	555,576	555,576	8/1/2022
	Workspot, Inc.		Senior Secured	12.0%		84,576	84,302	84,302	12/1/2020
	Workspot, Inc.		Senior Secured	12.0%		633,230	620,853	620,853	10/1/2022
	Workspot, Inc. Subtotal					1,629,585	1,572,955	1,572,955
Software Total		21.4%				$44,104,184	$41,134,754	$38,259,939

Technology Services
	AirHelp, Inc.		Senior Secured	10.0%		$23,267	$23,242	$23,242	10/1/2020
	Blazent, Inc.		Senior Secured	12.0%		1,554,190	1,036,590	342,182	*
	CloudIQ Ltd. ** ^		Senior Secured	12.0%		1,156,720	1,137,482	976,563	12/1/2021
	Dolly, Inc.		Senior Secured	12.0%		551,358	545,301	545,301	5/1/2021
	Keyo AI Inc.		Senior Secured	10.0%		390,674	379,484	379,484	8/1/2022

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Final Maturity Date

	Klar Holdings Limited ** ^		Senior Secured	12.5%		211,176	177,575	177,575	10/1/2022
	Klar Holdings Limited ** ^		Senior Secured	14.2%	4.0%	247,885	232,863	232,863	7/1/2023
	Klar Holdings Limited ** ^ Subtotal					459,061	410,438	410,438
	Leap Services, Inc.		Senior Secured	12.0%		361,486	349,142	349,142	6/1/2022
	Lifit, Inc. ** ^		Senior Secured	12.0%		391,980	371,046	371,046	8/1/2022
	Lifit, Inc. ** ^		Senior Secured	12.0%		422,052	416,027	416,027	10/1/2022
	Lifit, Inc. ** ^ Subtotal					814,032	787,073	787,073
	Loansnap Holdings Inc. **		Senior Secured	11.0%		2,483,237	2,337,420	2,044,946	12/1/2022
	PayJoy, Inc. **		Senior Secured	10.0%		392,245	385,052	385,052	8/1/2021
	Relimetrics, Inc.		Senior Secured	11.3%		210,850	205,190	205,190	1/1/2022
	Riffyn, Inc.		Senior Secured	11.5%		163,623	162,598	162,598	6/1/2021
	Riffyn, Inc.		Senior Secured	11.5%		221,270	218,787	218,787	3/1/2021
	Riffyn, Inc. Subtotal					384,893	381,385	381,385
	Solugen, Inc.		Senior Secured	11.0%		2,330,105	2,207,545	2,207,545	1/1/2023
	Solugen, Inc.		Senior Secured	11.0%		1,165,855	1,145,505	1,145,505	1/1/2023
	Solugen, Inc.		Senior Secured	11.0%		1,165,284	1,149,421	1,149,421	1/1/2023
	Solugen, Inc. Subtotal					4,661,244	4,502,471	4,502,471
	Thrive Financial, Inc. **		Senior Secured	9.3%		248,027	248,027	248,027	11/1/2023
	Thrive Financial, Inc. **		Senior Secured	11.5%		843,710	808,302	808,302	10/1/2022
	Thrive Financial, Inc. ** Subtotal					1,091,737	1,056,329	1,056,329
	TrueFacet, Inc.		Senior Secured	18.0%		871,610	839,388	13,102	*
	Zeel Networks, Inc.		Senior Secured	11.0%		2,531,182	2,454,664	2,269,409	3/1/2022
Technology Services Total		8.2%				$17,937,786	$16,830,651	$14,671,309

Wireless
	AirVine Scientific, Inc.		Senior Secured	12.0%		$101,873	$99,711	$99,711	9/1/2022
	AirVine Scientific, Inc.		Senior Secured	12.0%		101,802	96,885	96,885	9/1/2022
	AirVine Scientific, Inc. Subtotal					203,675	196,596	196,596
	Nextivity, Inc.		Senior Secured	12.0%		422,541	422,541	422,541	6/1/2021
	Nextivity, Inc.		Senior Secured	12.0%		1,549,098	1,549,054	1,549,054	6/1/2021
	Nextivity, Inc. Subtotal					1,971,639	1,971,595	1,971,595
	Parallel Wireless, Inc.		Senior Secured	11.8%		3,216,124	3,158,201	3,158,201	8/1/2023
	Parallel Wireless, Inc.		Senior Secured	11.8%		56,823	56,771	56,771	10/1/2020
	Parallel Wireless, Inc.		Senior Secured	11.8%		3,216,570	3,155,870	3,155,870	9/1/2023
	Parallel Wireless, Inc.		Senior Secured	11.8%		6,430,796	6,126,748	6,126,748	6/1/2023
	Parallel Wireless, Inc. Subtotal					12,920,313	12,497,590	12,497,590
Wireless Total		8.2%				$15,095,627	$14,665,781	$14,665,781
Grand Total		161.7%				$334,127,207	$313,024,827	$289,351,012

* As of September 30, 2020, loans with a cost basis of $34.8 million and a fair value of $14.9 million were classified as non-accrual. These loans have been accelerated from their original maturity and are due in their entirety. During the period for which these loans have been on non-accrual status, no interest income has been recognized.

** Indicates assets that the Fund deems “non-qualifying assets.” As of September 30, 2020, 12.4% of the Fund’s total assets represented non-qualifying assets. Under Section 55(a) of the 1940 Act, the Fund is prohibited from acquiring any additional non-qualifying assets unless, at the time of acquisition, certain specified qualifying assets (e.g., securities issued by an “eligible portfolio company, ” as defined in Section 2(a)(46)) represent at least 70% of its total assets. As part of this calculation, the numerator consists of the value of the Fund’s investments in all eligible portfolio companies and the denominator consists of total assets less those assets described in Section 55(a)(7) of the 1940 Act.

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
    As of September 30, 2020, all loans were made to non-affiliates.

See notes to condensed financial statements (unaudited).

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

See notes to condensed financial statements (unaudited).

VENTURE LENDING & LEASING VIII, INC.

CONDENSED SCHEDULES OF DERIVATIVE INSTRUMENTS (UNAUDITED)
AS OF SEPTEMBER 30, 2020 AND DECEMBER 31, 2019

			AS OF SEPTEMBER 30, 2020
Description and terms of payments to be received from another party	Description and terms of payments to be paid to another party	Counterparty	Maturity Date	Notional Amount	Value	Upfront payments / receipts	Unrealized appreciation / (depreciation) (b)

Interest Rate Collar

Floating interest rate of USD-LIBOR-BBA with cap rate of 1.00% to be received monthly	Floating interest rate of USD-LIBOR-BBA with floor interest rate 0.215%, to be paid monthly	MUFG Union Bank, N.A.	1/11/2023	$72,000,000	$(87,985)	$—	$(87,985)

Total				$72,000,000	$(87,985)	$—	$(87,985)

			AS OF DECEMBER 31, 2019
Description and terms of payments to be received from another party	Description and terms of payments to be paid to another party	Counterparty	Maturity Date (a)	Notional Amount	Value	Upfront payments / receipts	Unrealized appreciation / (depreciation) (b)

Cancellable Interest Rate Swap

Floating interest rate USD-LIBOR-BBA	Fixed interest rate 2.200%, to be paid monthly	MUFG Union Bank, N.A.	9/11/2020	$102,000,000	$(120,233)	$—	$(120,233)

Interest Rate Swap and Floor

Floating interest rate greater of USD-LIBOR-BBA or 0.00%, to be received monthly	Fixed interest rate 2.005%, to be paid monthly	MUFG Union Bank, N.A.	9/11/2020	90,000,000	(226,950)	—	(226,950)

Total				$192,000,000	$(347,183)	$—	$(347,183)

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

See notes to condensed financial statements (unaudited).

VENTURE LENDING & LEASING VIII, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
1.ORGANIZATION AND OPERATIONS OF THE FUND
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
    In the Manager’s opinion, the accompanying condensed interim financial statements (hereafter referred to as “financial statements”) include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the nine months ended September 30, 2020 are not necessarily indicative of what the results would be for a full year. These financial statements should be read in conjunction with the financial statements and the notes included in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2019.
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

Cash and Cash Equivalents
    Cash and cash equivalents consist of cash on hand and money market mutual funds with maturities of 90 days or less. Money market mutual funds held as cash equivalents are valued at their most recently traded net asset value. Within cash and cash equivalents, as of September 30, 2020, the Fund held 3,812,554 units in the Blackrock Treasury Trust Institutional Fund valued at $1 per unit at a yield of 0.04%, which represented 2.1% of the net assets of the Fund. Within cash and cash equivalents, as of December 31, 2019, the Fund held 12,569,629 units in the Blackrock Treasury Trust Institutional Fund valued at $1 per unit at a yield of 1.6%, which represented 6.1% of the net assets of the Fund.
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

    As of September 30, 2020 and December 31, 2019, the financial statements included nonmarketable investments of $289.4 million and $372.0 million, respectively, (or 96.8% and 95.4% of the total assets, respectively), with the fair values determined by the Manager in the absence of readily determinable market values. Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Below is the information used by the Manager in making these estimates.

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
As of September 30, 2020, loans with a cost basis of $34.8 million and a fair value of $14.9 million were classified as non-accrual. As of December 31, 2019, loans with a cost basis of $15.5 million and a fair value of $10.3 million were classified as non-accrual.

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

The remaining expected lives of warrants are based on historical experience of the average life of the warrants, as warrants are often exercised in the event of acquisitions, mergers, or initial public offerings, and terminated due to events such as bankruptcies, restructuring activities, or additional financings. These events cause the expected term to be less than the remaining contractual term of the warrants. As of September 30, 2020 and December 31, 2019, the Fund assumed the average duration of a warrant was 4.0 years. The effect of a hypothetical increase in the estimated initial term of the warrants used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants. However, the estimated initial term of the warrants is one factor, of many, used in the valuation of warrants, and by itself does not have a significant impact on the result of operations.

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

Deferred Bank Fees

    The deferred bank fees and costs associated with the debt facility are included in other assets in the Condensed Statements of Assets and Liabilities and are being amortized over the estimated life of the facility, which currently matures on August 26, 2023. The amortization of these costs is recorded as interest expense in the Condensed Statements of Operations.

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

    The interest rate collar transaction is contractually scheduled to terminate on January 11, 2023.

3. FAIR VALUE DISCLOSURES
    The Fund provides asset-based financing primarily to start-up and emerging growth venture-backed companies pursuant to commitments whereby the Fund agrees to finance assets and provide working or growth capital up to a specified amount for the term of the commitment, upon the terms and subject to the conditions specified by such commitment. Even though these loans are generally secured by the assets of the borrowers, the Fund in most cases is subject to the credit risk of such companies. As of September 30, 2020, the Fund’s investments in loans were primarily to companies based within the United States and were diversified among borrowers in the industry segments shown in the Condensed Schedules of Investments. All loans are senior to unsecured creditors and other secured creditors, unless as indicated in the Condensed Schedules of Investments.

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

    For the three months ended September 30, 2020, the weighted-average interest rate on performing loans was 20.86%, which was inclusive of both cash and non-cash interest income. For the three months ended September 30, 2020 the weighted-average interest rate on the cash portion of the interest income was 17.04%. For the three months ended September 30, 2019, the weighted-average interest rate on performing loans was 16.32%, which was inclusive of both cash and non-cash interest income. For the three months ended September 30, 2019, the weighted-average interest rate on the cash portion of the interest income was 13.00%.

    For the nine months ended September 30, 2020, the weighted-average interest rate on performing loans was 18.04%, which was inclusive of both cash and non-cash interest income. For the nine months ended September 30, 2020, the weighted-average interest rate on the cash portion of the interest income was 14.66%. For the nine months ended September 30, 2019, the weighted-average interest rate on performing loans was 17.93%, which was inclusive of both cash and non-cash interest income. For the nine months ended September 30, 2019, the weighted-average interest rate on the cash portion of the interest income was 14.42%.

    For the three months ended September 30, 2020, the weighted-average interest rate on all loans was 20.01%, which was inclusive of both cash and non-cash interest income. For the three months ended September 30, 2020, the weighted-average interest on the cash portion of the interest income was 16.37%. For the three months ended September 30, 2019, the weighted-average interest rate on all loans was 15.90%, which was inclusive of both cash and non-cash interest income. For the three months ended September 30, 2019, the weighted-average interest on the cash portion of the interest income was 12.66%.

    For the nine months ended September 30, 2020, the weighted-average interest rate on all loans was 17.40%, which was inclusive of both cash and non-cash interest income. For the nine months ended September 30, 2020, the weighted-average interest on the cash portion of the interest income was 14.15%. For the nine months ended September 30, 2019, the weighted-average interest rate on all loans was 17.53%, which was inclusive of both cash and non-cash interest income. For the nine months ended September 30, 2019, the weighted-average interest on the cash portion of the interest income was 14.10%.

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

    All loans as of September 30, 2020 and December 31, 2019 were pledged as collateral for the debt facility, and the Fund’s borrowings are generally collateralized by all assets of the Fund. As of September 30, 2020 and December 31, 2019, the Fund had unexpired unfunded commitments to borrowers of $36.3 million and $78.0 million, respectively.
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

    Transfers of investments between levels of the fair value hierarchy are recorded on the actual date of the event or change in circumstances that caused the transfer. There were no transfers in and out of Level 1, 2, or 3 during the nine months ended September 30, 2020 and 2019.

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

The following tables provide quantitative information about the Fund’s Level 3 fair value measurements of the Fund’s investments by industry as of September 30, 2020 and December 31, 2019. In addition to the techniques and inputs noted in the tables below, the Fund may also use other valuation techniques and methodologies when determining its fair value measurements.

Investment Type - Level 3
Debt Investments	Fair Values at September 30, 2020	Valuation Techniques / Methodologies	Unobservable Inputs	Weighted Averages (a) / Amounts or Ranges

Biotechnology	$5,554,391	Hypothetical market analysis	Hypothetical market coupon rate	15% (14% - 16%)
		Income approach	Expected amount and timing of cash flow payments	$0*
			Discount Rate	0%*

Computers and Storage	9,625,355	Hypothetical market analysis	Hypothetical market coupon rate	15% (14% - 16%)

Internet	37,936,414	Hypothetical market analysis	Hypothetical market coupon rate	16% (12% - 31%)
		Income approach	Expected amount and timing of cash flow payments	$1,776,065 ($12,500 - $2,694,802)
			Discount rate	1%

Medical Devices	22,188,690	Hypothetical market analysis	Hypothetical market coupon rate	16% (13% - 18%)
		Income approach	Expected amount and timing of cash flow payments	$10,329,931*
			Discount rate	1%*

Other Healthcare	35,905,728	Hypothetical market analysis	Hypothetical market coupon rate	15% (12% - 24%)
		Income approach	Expected amount and timing of cash flow payments	$656,420 ($0 - $1,169,713)
			Discount rate	1% (0% - 1%)

Other Technology	104,500,582	Hypothetical market analysis	Hypothetical market coupon rate	16% (12% - 28%)
		Income approach	Expected amount and timing of cash flow payments	$4,525,844 ($0 - $7,015,723)
			Discount rate	1% (0% - 1%)

Investment Type - Level 3
Debt Investments	Fair Values at September 30, 2020	Valuation Techniques / Methodologies	Unobservable Inputs	Weighted Averages (a) / Amounts or Ranges

Security	2,069,544	Hypothetical market analysis	Hypothetical market coupon rate	21% (15% - 51%)

Semiconductors and Equipment	3,973,279	Hypothetical market analysis	Hypothetical market coupon rate	15% (14% - 16%)

Software	38,259,939	Hypothetical market analysis	Hypothetical market coupon rate	16% (13% - 26%)
		Income approach	Expected amount and timing of cash flow payments	$1,827,506 ($17,000 - $2,803,760)
			Discount rate	1% (1% - 2%)

Technology Services	14,671,309	Hypothetical market analysis	Hypothetical market coupon rate	15% (13% - 23%)
		Income approach	Expected amount and timing of cash flow payments	$2,378,906 ($50,000 - $2,884,954)
			Discount rate	1%

Wireless	14,665,781	Hypothetical market analysis	Hypothetical market coupon rate	14% (12% - 16%)

Total debt investments	$289,351,012
(a)The weighted average hypothetical market coupon rates were calculated using the relative fair value of the loans.
* There is only one loan within the industry.

Investment Type - Level 3
Debt Investments	Fair Values at December 31, 2019	Valuation Techniques / Methodologies	Unobservable Inputs	Weighted Averages (a) / Amounts or Ranges

Biotechnology	$3,490,423	Hypothetical market analysis	Hypothetical market coupon rate	15% (14% - 21%)
		Income approach	Expected amount and timing of cash flow payments Discount rate	$0* 0%

Computers and Storage	3,073,525	Hypothetical market analysis	Hypothetical market coupon rate	19%*

Investment Type - Level 3
Debt Investments	Fair Values at December 31, 2019	Valuation Techniques / Methodologies	Unobservable Inputs	Weighted Averages (a) / Amounts or Ranges
Enterprise Networking	112,500	Income approach	Expected amount and timing of cash flow payments Discount rate	$112,500* 0%

Internet	64,696,219	Hypothetical market analysis	Hypothetical market coupon rate	15% (13% - 31%)
		Income approach	Expected amount and timing of cash flow payments	$1,880,549 ($999,905 - $2,466,418)
			Discount rate	3%

Medical Devices	32,882,569	Hypothetical market analysis	Hypothetical market coupon rate	18% (13% - 38%)
		Income approach	Expected amount and timing of cash flow payments	$10,529,931*
			Discount rate	3%

Other Healthcare	43,659,587	Hypothetical market analysis	Hypothetical market coupon rate	15% (12% - 19%)
		Income approach	Expected amount and timing of cash flow payments	$813,663 ($703,323 - $1,130,989)
			Discount rate	2% (2% - 3%)

Other Technology	108,088,734	Hypothetical market analysis	Hypothetical market coupon rate	16% (12% - 35%)
		Income approach	Expected amount and timing of cash flow payments	$2,324,058 ($0 - $2,844,003)
			Discount rate	3% (0% - 3%)

Security	2,815,378	Hypothetical market analysis	Hypothetical market coupon rate	20% (16% - 25%)

Semiconductors and Equipment	7,360,968	Hypothetical market analysis	Hypothetical market coupon rate	15% (14% - 15%)

Investment Type - Level 3
Debt Investments	Fair Values at December 31, 2019	Valuation Techniques / Methodologies	Unobservable Inputs	Weighted Averages (a) / Amounts or Ranges
Software	61,107,983	Hypothetical market analysis	Hypothetical market coupon rate	16% (13% - 26%)
		Income approach	Expected amount and timing of cash flow payments	$2,463,985 ($517,921 - $2,978,760)
			Discount rate	2% (2% - 3%)

Technology Services	33,670,058	Hypothetical market analysis	Hypothetical market coupon rate	13% (12% - 30%)
		Income approach	Expected amount and timing of cash flow payments	$1,597,464 ($100,000 - $1,682,635)
			Discount rate	2%

Wireless	10,997,880	Hypothetical market analysis	Hypothetical market coupon rate	14% (12% - 17%)
Total debt investments	$371,955,824
(a)The weighted average hypothetical market coupon rates were calculated using the relative fair value of the loans.
* There is only one loan within the industry.

    The following tables present the balances of assets and liabilities as of September 30, 2020 and December 31, 2019 measured at fair value on a recurring basis:

As of September 30, 2020
ASSETS:	Level 1	Level 2	Level 3	Total

Loans*	$—	$—	$289,351,012	$289,351,012
Cash equivalents	3,812,554	—	—	3,812,554
Total assets	$3,812,554	$—	$289,351,012	$293,163,566

LIABILITIES:	Level 1	Level 2	Level 3	Total
Borrowings under debt facility	$—	$117,500,000	$—	$117,500,000
Derivative liability	—	87,985	—	87,985
Total liabilities	$—	$117,587,985	$—	$117,587,985

* For a detailed listing of borrowers comprising this amount, please refer to the Condensed Schedules of Investments.

As of December 31, 2019
ASSETS:	Level 1	Level 2	Level 3	Total
Loans†	$—	$—	$371,955,824	$371,955,824
Cash equivalents	12,569,629	—	—	12,569,629
Total assets	$12,569,629	$—	$371,955,824	$384,525,453

LIABILITIES:	Level 1	Level 2	Level 3	Total
Borrowings under debt facility	$—	$179,000,000	$—	$179,000,000
Derivative liability	—	347,183	—	347,183
Total liabilities	$—	$179,347,183	$—	$179,347,183

† For a detailed listing of borrowers comprising this amount, please refer to the Condensed Schedules of Investments.

    The following tables provide a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Three Months Ended September 30, 2020
	Loans	Stock	Warrants
Beginning balance	$348,279,528	$—	$—
Acquisitions and originations	11,958,333	130,063	878,820
Principal reductions and accretion of discounts	(67,637,556)	—	—
Distributions to shareholder	—	(130,063)	(878,820)
Net change in unrealized loss from loans	(3,379,357)	—	—
Net realized gain (loss) from loans	130,064	—	—
Ending balance	$289,351,012	$—	$—
Net change in unrealized loss from loans relating to loans still held at September 30, 2020	$(3,462,396)

	For the Nine Months Ended September 30, 2020
	Loans	Convertible Loan	Stock	Warrants
Beginning balance	$371,955,824	$—	$—	$—
Acquisitions and originations	86,675,000	175,547	139,063	6,349,463
Principal reductions and accretion of discounts	(151,843,169)	—	—	—
Distributions to shareholder	—	(175,547)	(139,063)	(6,349,463)
Net change in unrealized loss from loans	(16,585,221)	—	—	—
Net realized gain (loss) from loans	(851,422)	—	—	—
Ending balance	$289,351,012	$—	$—	$—
Net change in unrealized loss from loans relating to loans still held at September 30, 2020	$(17,188,694)

	For the Three Months Ended September 30, 2019
	Loans	Stock	Warrants
Beginning balance	$368,482,704	$—	$—
Acquisitions and originations	46,025,000	455,286	3,226,487
Principal reductions and accretion of discounts	(43,312,647)	—	—
Distributions to shareholder	—	(455,286)	(3,226,487)
Net change in unrealized loss from loans	(451,245)	—	—
Net realized gain (loss) from loans	(6,502,951)	—	—
Ending balance	$364,240,861	$—	$—
Net change in unrealized loss from loans relating to loans still held at September 30, 2019	$(3,176,401)

	For the Nine Months Ended September 30, 2019
	Loans	Convertible Loan	Stock	Warrants
Beginning balance	$398,980,531	$—	$—	$—
Acquisitions and originations	116,725,000	4,310,753	1,087,740	9,439,612
Principal reductions and accretion of discounts	(141,439,466)	—	—	—
Distributions to shareholder	—	(4,310,753)	(1,087,740)	(9,439,612)
Net change in unrealized loss from loans	(3,040,912)	—	—	—
Net realized gain (loss) from loans	(6,984,292)	—	—	—
Ending balance	$364,240,861	$—	$—	$—
Net change in unrealized loss from loans relating to loans still held at September 30, 2019	$(4,181,518)
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
5.    CAPITAL STOCK
    As of both September 30, 2020 and December 31, 2019, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding. Total committed capital of the Company, as of both September 30, 2020 and December 31, 2019, was $423.6 million. Total contributed capital to the Company through September 30, 2020 and December 31, 2019 was $415.2 million and $372.8 million, of which $352.1 million and $314.6 million was contributed to the Fund, respectively.

    The chart below shows the distributions of the Fund for the nine months ended September 30, 2020 and 2019.

	For the Nine Months Ended September 30, 2020	For the Nine Months Ended September 30, 2019
Cash distributions	$74,400,000	$30,750,000
Distributions of equity securities and convertible loan	6,664,073	14,838,105
Total distributions to shareholder	$81,064,073	$45,588,105

    Final classification of the distributions as either a return of capital or a distribution of income is an annual determination made at the end of each year dependent upon the Fund’s current year and cumulative earnings and profits.
6.  DEBT FACILITY
    On April 5, 2016, the Fund established a secured, syndicated revolving loan facility in an initial amount up to $150.0 million (the “Loan Agreement”) led by Wells Fargo, N.A. and MUFG Union Bank, N.A. On September 11, 2017, the Loan Agreement was amended (the “Amended Loan Agreement”) and the borrowing availability thereunder increased the size of the facility to $280.0 million. Effective May 6, 2020, Management elected to reduce the facility size from $280.0 million to $240.0 million. Effective July 6, 2020, Management elected to reduce the facility size from $240.0 million to $200.0 million. On August 26, 2020, the Loan Agreement was amended and the facility size further decreased to $180.0 million.

    All of the assets of the Fund collateralize borrowings by the Fund. Loans under the facility may be, at the option of the Fund, a Reference Rate Loan, a LIBOR Loan or a LIBOR Market Index Rate Loan. As of September 30, 2020, the Fund’s outstanding borrowings were LIBOR Market Index Rate Loans. The term of the facility was extended under the latest amendment and is now expected to terminate on August 26, 2023, but can be accelerated in the event of default, such as failure by the Fund to make timely interest or principal payments.

    Borrowings under the facility are collateralized by receivables from loans to portfolio companies advanced by the Fund with assignment of such receivables to the financial institution, plus all of the other assets of the Fund. The Fund pays interest on its borrowings and a fee on the unused portion of the facility. Under the Amended Loan Agreement, interest is charged to the Fund based on its borrowings at, pursuant to the election of the Fund, an annual rate of either (i) Reference Rate plus 1.75%, (ii) LIBOR plus 2.75% or (iii) LIBOR Market Index Rate plus 2.75%. When the Fund is using 50% or more of the maximum amount available under the Amended Loan Agreement, the applicable commitment fee is 0.25% of the unused portion of the loan facility; otherwise, the applicable commitment fee is 0.50% of the unused portion. The Fund pays the unused credit line fee quarterly. As of September 30, 2020 and December 31, 2019, $117.5 million and $179.0 million were outstanding under the facility, respectively.

    As of September 30, 2020, the LIBOR rate was as follows:

1-Month LIBOR	0.1483%
3-Month LIBOR	0.2339%

    Bank fees and other costs of $3.8 million incurred in connection with the acquisition and recent extension of the facility have been capitalized and are amortized to interest expense on a straight-line basis over the expected life of the facility. The Fund incurred $1.6 million in bank fees and other costs stemming from the extension of the facility. As of September 30, 2020 and December 31, 2019, there are remaining unamortized fees and costs of $1.6 million and $0.4 million, respectively. The remaining unamortized fees and costs are amortized over the expected life of the facility, which is expected to terminate on August 26, 2023.

    The facility is revolving and as such does not have a specified repayment schedule, although advances are secured by the assets of the Fund and thus repayments will be required as assets decline. The facility contains various covenants including financial covenants related to: (i) minimum debt service coverage ratio, (ii) interest coverage ratio, (iii) maximum loan loss reserves and (iv) unfunded commitment ratio. There are also various restrictive covenants, including limitations on: (i) the incurrence of liens, (ii) consolidations, mergers and asset sales and (iii) capital expenditures. As of both September 30, 2020 and December 31, 2019, Management is not aware of instances of non-compliance with financial covenants.

    The following is the summary of the outstanding facility draws as of September 30, 2020:

	Amount	Maturity Date	All-In Interest Rate
LIBOR Market Index Rate Loans	$117,500,000	August 26, 2023	Variable based on 1-month LIBOR Rate
Total Outstanding	$117,500,000

    The following is the summary of the outstanding facility draws as of December 31, 2019:

	Amount	Maturity Date	All-In Interest Rate††
LIBOR Loan	$118,500,000	January 22, 2020†	4.53%
LIBOR Market Index Rate Loans	60,500,000	September 11, 2020	Variable based on 1-month LIBOR Rate
Total Outstanding	$179,000,000
† Following the maturity date, Management elected to renew the LIBOR loan with no material changes in loan terms.
†† Inclusive of 2.75% applicable LIBOR margin plus LIBOR rate.
7. MANAGEMENT FEE
    As compensation for its services to the Fund, for the two-year period that commenced with the first capital closing, which took place on August 8, 2015, the Manager received a management fee (“Management Fee”) computed and paid at the end of each quarter at an annual rate of 2.5% of the Company’s committed equity capital (regardless of when or if the capital was called) as of the last day of each fiscal quarter. Following this two-year period, starting on August 12, 2017, Management Fees are calculated and paid at the end of each quarter at an annual rate of 2.5% of the Fund’s total assets (including amounts derived from borrowed funds) as of the last day of each quarter. Management Fees of $1.9 million and $2.3 million were recognized as expenses for the three months ended September 30, 2020 and 2019, respectively. Management Fees of $6.4 million and $7.3 million were recognized as expenses for the nine months ended September 30, 2020 and 2019, respectively.
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

    On June 14, 2019, the Fund entered into an interest rate swap and floor transaction with MUFG Union Bank, N.A. The addition of the floor further helps to align the swap with the terms of the variable rate index of the debt facility. The interest rate swap transaction terminated on September 11, 2020.

Interest Rate Collar
    On April 6, 2020, the Fund entered into an interest rate collar transaction with MUFG Union Bank, N.A., which terminated on September 11, 2020. On September 11, 2020, the Fund entered into another interest rate collar transaction with a termination date of January 11, 2023. As of September 30, 2020, the aggregate notional principal amount of the interest rate collar was $72.0 million, with a cap of 1.000% and floor of 0.215% on a floating rate based upon a 1-month LIBOR rate. The interest rate collar mitigates the Fund’s exposure to interest rate fluctuations on variable rate index of the debt facility. The collar establishes a range where the Fund pays the counterparty if the 1-Month LIBOR rate falls below the established floor rate, and the counterparty will pay the Fund if the 1-Month LIBOR rate exceeds the established cap rate. The interest rate collar settles monthly and payments to or from the counterparty are recorded to net realized gain (loss) from derivative instruments.

    The Fund may adjust the total amount hedged in order to remain in compliance with the hedging requirements of the Fund’s debt facility.

    The following tables show the Fund’s derivative instruments at fair value on the Fund’s Condensed Statement of Assets and Liabilities as of September 30, 2020 and December 31, 2019:

	Derivative Liability
Derivative Instruments	September 30, 2020	December 31, 2019
Cancellable interest rate swap and Interest rate swap and floor	$—	$347,183
Interest rate collar	$87,985	$—
    The following table shows the effect of the Fund’s derivative instruments on the Fund’s Condensed Statements of Operations:

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Derivative Instruments	Condensed Statements of Operations Caption	2020	2019	2020	2019
Cancellable interest rate swap and Interest rate swap and floor	Net change in unrealized gain (loss) from derivative instruments	$334,351	$(67,233)	$347,183	$(1,090,118)
	Net realized gain (loss) from derivative instruments	$(335,344)	$70,408	$(880,664)	$217,375
Interest rate collar	Net change in unrealized gain (loss) from derivative instruments	$(68,914)	$—	$(87,985)	$—
	Net realized gain (loss) from derivative instruments	$(19,315)	$—	$(29,584)	$—

9. TAX STATUS
    The Fund has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986 (the “Code”) and operates in a manner to qualify for the tax treatment applicable to RICs. Failing to maintain at least 70% of total assets in “qualifying assets” will result in the loss of BDC status, resulting in losing its favorable tax treatment as a RIC. As of September 30, 2020, the Fund has met the BDC and RIC requirements. The Fund elected to be treated for federal income tax purposes as a RIC under the Code with the filing of its federal corporate income tax return for 2016.

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

    As of September 30, 2020:

Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Loans	$313,024,827	$—	$(23,673,815)	$(23,673,815)
Total	$313,024,827	$—	$(23,673,815)	$(23,673,815)

Liability	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Derivative liability	$—	$—	$(87,985)	$(87,985)
Total	$—	$—	$(87,985)	$(87,985)

    As of December 31, 2019:

Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Loans	$379,044,418	$—	$(7,088,594)	$(7,088,594)
Total	$379,044,418	$—	$(7,088,594)	$(7,088,594)

Liability	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Derivative liability	$—	$—	$(347,183)	$(347,183)
Total	$—	$—	$(347,183)	$(347,183)

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

    Book and tax basis differences relating to shareholder dividends and distributions and other permanent book and tax differences are reclassified among the Fund’s capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from U.S. GAAP. The determination of the tax attributes of the Fund’s distributions is made annually as of the end of the Fund’s taxable year generally based upon its taxable income for the full taxable year and distributions paid for the full taxable year. As a result, a determination made on a quarterly basis may not be representative of the actual tax attributes of the Fund’s distributions for a full taxable year. As of September 30, 2020 the Fund had determined the tax attributes of its distributions taxable year-to-date to be from its current and accumulated earnings and profits.  There is not yet, however, certainty as to what the actual tax attributes of the Fund’s distributions to the shareholders will be by the year-ended December 31, 2020.

    The Fund anticipates distributing all distributable earnings by the end of the year. Through September 30, 2020, the Fund had no undistributed earnings. The Fund may pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce the shareholder’s tax basis in its shares.

    The Fund’s tax returns remain open for examination by the federal government for a period of three years and California tax authorities for a period of four years from when they are filed. As of September 30, 2020, the Fund had no uncertain tax positions and no capital loss carryforwards.
10. UNEXPIRED UNFUNDED COMMITMENTS
    As of September 30, 2020 and December 31, 2019, the Fund’s unexpired unfunded commitments to borrowers totaled $36.3 million and $78.0 million, respectively. Because venture loans are privately negotiated transactions, investments in these assets are relatively illiquid. It is the Manager’s experience that not all unexpired unfunded commitments will be used by the borrowers. Many credit agreements contain provisions which are milestone dependent and not all borrowers will achieve these milestones. Additionally, the Fund’s credit agreements contain provisions that give relief from funding obligations in the event the borrower has a material adverse change to its financial condition. Therefore, the unexpired unfunded commitments do not necessarily reflect future cash requirements or future investments for the Fund.

    The tables below are the Fund’s unexpired unfunded commitments as of September 30, 2020 and December 31, 2019:

Borrower	Industry	Unexpired Unfunded Commitment as of September 30, 2020	Expiration Date
Benson Hill Bio, Inc.	Other Technology	7,500,000	12/01/2020
Callisto Media, Inc.	Technology Services	3,250,000	12/31/2020
Cloudleaf, Inc.	Software	1,500,000	10/15/2020
eXo Imaging, Inc.	Medical Devices	4,000,000	11/30/2020
Fetch Robotics, Inc.	Computers & Storage	2,500,000	06/30/2021
Invoice2Go, Inc.	Software	13,000,000	03/31/2021
Lukla, Inc.	Internet	500,000	01/31/2021
Pitzi, Ltd.	Other Technology	1,000,000	11/30/2020
Quartzy, Inc.	Biotechnology	1,125,000	10/15/2021
Reciprocity, Inc.	Software	1,950,000	01/31/2021
Total		$36,325,000

Borrower	Industry	Unexpired Unfunded Commitment as of December 31, 2019	Expiration Date
Ablacon, Inc.	Medical Devices	$2,500,000	01/31/2020
Ainsly, Inc.	Internet	1,500,000	01/31/2020
AirVine Scientific, Inc.	Wireless	125,000	03/31/2020
Apollo Flight Research Inc.	Other Technology	250,000	01/31/2020
ArborMetrix, Inc.	Software	750,000	04/30/2020
Beanfields, PBC	Other Technology	625,000	06/30/2020
BWI Industries, Inc.	Other Technology	2,000,000	07/31/2020
Callisto Media, Inc.	Technology Services	10,000,000	12/31/2020
Canary Technologies Corp.	Software	250,000	09/30/2020
Cesium, Inc.	Internet	375,000	03/31/2020
Cloudleaf, Inc.	Software	1,500,000	10/15/2020
DOSH Holdings, Inc.	Other Technology	3,750,000	01/15/2020
eXo Imaging, Inc.	Medical Devices	6,000,000	11/30/2020
GoForward, Inc.	Other Healthcare	6,250,000	07/01/2020
Hello Heart Inc.	Other Healthcare	1,750,000	08/31/2020
HumanAPI, Inc.	Other Healthcare	500,000	01/31/2020
Kids on 45th, Inc.	Internet	500,000	01/31/2020
Klar Holdings Limited	Technology Services	250,000	03/31/2020
Lifit, Inc.	Technology Services	500,000	01/30/2020
Lucideus, Inc.	Software	500,000	07/15/2020
Lukla, Inc.	Internet	750,000	01/31/2021
Marley Spoon, Inc.	Internet	3,750,000	07/31/2020
Medable, Inc.	Software	2,000,000	07/31/2020
Merchbar, Inc.	Internet	250,000	01/30/2020
Noteleaf, Inc.	Other Technology	1,000,000	01/31/2020
OneLocal, Inc.	Internet	1,000,000	07/31/2020

Borrower	Industry	Unexpired Unfunded Commitment as of December 31, 2019	Expiration Date
Owl Cameras, Inc.	Software	3,000,000	01/01/2020
Parallel Wireless, Inc.	Wireless	6,500,000	03/31/2020
Percepto, Inc.	Other Technology	1,000,000	05/31/2020
Pitzi, Ltd.	Other Technology	2,500,000	11/30/2020
Quartzy, Inc.	Biotechnology	2,250,000	10/15/2020
Solugen, Inc.	Technology Services	1,250,000	01/31/2020
Stay Alfred, Inc.	Internet	7,500,000	06/30/2020
Stitch Labs, Inc.	Software	750,000	01/31/2020
The Safe and Fair Food Company LLC	Other Technology	1,250,000	01/31/2020
Trendalytics Innovation Labs, Inc.	Software	450,000	01/31/2020
Visual Supply Company	Internet	2,500,000	03/31/2020
Voodoo Manufacturing, Inc.	Other Technology	375,000	02/28/2020
Total		$77,950,000

11. FINANCIAL HIGHLIGHTS

    U.S. GAAP requires disclosure of financial highlights of the Fund for the three and nine months ended September 30, 2020 and 2019.

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

    The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Three Months Ended September 30, 2020	For the Three Months Ended September 30, 2019	For the Nine Months Ended September 30, 2020	For the Nine Months Ended September 30, 2019

Total return **	5.10%	1.39%	8.45%	11.69%

Per share amounts:
Net asset value, beginning of period	$1,992.50	$2,097.62	$2,065.85	$2,165.44
Net investment income	129.11	97.82	339.80	352.04
Net realized and change in unrealized loss from loans and derivative instruments	(33.39)	(69.50)	(180.88)	(108.98)
Net increase in net assets resulting from operations	95.72	28.32	158.92	243.06
Distributions to shareholder	(369.09)	(173.32)	(810.64)	(455.88)
Contributions from shareholder	70.00	90.00	375.00	90.00
Net asset value, end of period	$1,789.13	$2,042.62	$1,789.13	$2,042.62
Net assets, end of period	$178,912,958	$204,261,786	$178,912,958	$204,261,786

Ratios to average net assets:

Expenses*	7.25%	9.44%	8.07%	9.70%
Net investment income*	27.01%	19.13%	22.93%	21.94%
Portfolio turn-over rate	-%	-%	-%	0.19%
Average debt outstanding	$144,125,000	$167,625,000	$160,600,000	$180,300,000
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
While the COVID-19 pandemic did not materially affect the Fund’s business and results of operations through the third fiscal quarter ended September 30, 2020, these are not necessarily indicative of the results to be expected for the full fiscal year. The slowdown of the global and local economies has continued to have an impact on a number of the Fund’s borrowers’ businesses and operations, causing an increase in debt investments that are moved from performing to non-performing status. In addition, the continued market volatility factored into the Fund’s loan valuation adjustments for the current period. Valuation of the Fund’s debt investments resulted in unrealized loss from loans in the third fiscal quarter ended September 30, 2020.

Given the uncertainty of the COVID-19 situation, the full extent of the long-term economic impact on the Fund’s business operations, result of operations, and access to liquidity and capital resources is unpredictable at this time and will depend on many factors outside of the Fund’s control, including, without limitations, the timing, extent, trajectory and duration of the pandemic.

The Fund is maintaining close communications with its debt portfolio companies to proactively assess and manage potential risks. Management has increased oversight analysis of credits across the Fund’s debt investment portfolio in an attempt to manage the potential credit risk and improve loan performance. As part of its risk management strategy, Management is tracking mitigating factors and their effectiveness in improving credit analysis. For example, Management is taking into consideration the borrowers’ participation to the U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”). PPP is created as a part of the recently enacted Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which provides assistance to small businesses to maintain their payroll, hire back employees who may have been laid off, and cover applicable overhead expenses.

Management is also monitoring the Fund’s continued access to capital resources through periodic communications with the bank syndicate and the Company’s members. As of September 30, 2020, there are no indications that the bank syndicate will fail to renew the Fund’s debt facility or that any of the Company’s members will be unable to meet their capital obligations to the Company.

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

Results of Operations - For the Three and Nine Months Ended September 30, 2020 and 2019

    Total investment income for the three months ended September 30, 2020 and 2019 was $16.4 million and $14.6 million, respectively, which primarily consisted of interest on the venture loans outstanding. The remaining income consisted of interest and dividends on the temporary investment of cash, and other income from commitment fees and warrants. The average outstanding balance of performing loans calculated using the month-end balances was $311.9 million and $356.6 million for the three months ended September 30, 2020 and 2019, respectively. The weighted-average interest rate on performing loans was 20.86% and 16.32% for the same periods, respectively. The weighted-average interest rate on all loans was 20.01% and 15.90% for the three months ended September 30, 2020 and 2019, respectively. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants, and new loans funded during the year. The increase in investment income and weighted-average interest rate was primarily due to two large early payoffs of loans in the portfolio in the three months ended September 30, 2020.

    Total investment income for the nine months ended September 30, 2020 and 2019 was $45.9 million and $50.8 million, respectively, which primarily consisted of interest on the venture loans outstanding. The remaining income consisted of interest and dividends on the temporary investment of cash, and other income from commitment fees and warrants. The average outstanding balance of performing loans calculated using the month-end balances was $334.6 million and $375.5 million for the nine months ended September 30, 2020 and 2019, respectively. The weighted-average interest rate on performing loans was 18.04% and 17.93% for the same periods, respectively. The weighted-average interest rate on all loans was 17.40% and 17.53% for the nine months ended September 30, 2020 and 2019, respectively. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants, and new loans funded during the year. The decrease in investment income and weighted-average interest rate was primarily due to fewer new loans to offset the loans being paid down during the nine months ended September 30, 2020.

    Management fees were $1.9 million and $2.3 million for the three months ended September 30, 2020 and 2019, respectively. Management fees were $6.4 million and $7.3 million for the nine months ended September 30, 2020 and 2019, respectively. Management fees were calculated as 2.5% of the Fund’s total assets and the decrease was due to a decline in the Fund’s total assets due primarily to an increase in early loan payoffs and a decline in new loan fundings with the expiration of the commitment period in the previous quarter.

    Interest expense was $1.3 million and $2.4 million for the three months ended September 30, 2020 and 2019, respectively. Interest expense was comprised of amounts related to interest on debt amounts drawn down, unused credit line fees and amounts amortized from deferred fees incurred in conjunction with the loan facility. Interest expense decreased primarily due to a decline in the average outstanding debt from $167.6 million in 2019 to $144.1 million in 2020 and a decline in weighted-average interest rates from 5.63% for the three months ended September 30, 2019 to 3.66% for the three months ended September 30, 2020.

    Interest expense was $4.9 million and $7.7 million for the nine months ended September 30, 2020 and 2019, respectively. Interest expense decreased primarily due to a decline in the average outstanding debt from $180.3 million in 2019 to $160.6 million in 2020 and a decline in weighted-average interest rates from 5.72% for the nine months ended September 30, 2019 to 4.08% for the nine months ended September 30, 2020.

    Banking and professional fees were $0.2 million and less than $0.1 million for the three months ended September 30, 2020 and 2019, respectively. Banking and professional fees were $0.5 million and $0.4 million for the nine months ended September 30, 2020 and 2019, respectively. The banking and professional fees were comprised of legal, audit, banking and other professional fees. Banking and professional fees decreased primarily due to the decrease in legal and audit fees.

    Other operating expenses were $0.1 million for both the three months ended September 30, 2020 and 2019. Other operating expenses were $0.2 million for both the nine months ended September 30, 2020 and 2019. These expenses included director fees, custody fees, tax fees and other expenses related to the operations of the Fund.

    Net investment income for the three months ended September 30, 2020 and 2019, was $12.9 million and $9.8 million, respectively. Net investment income for the nine months ended September 30, 2020 and 2019, was $34.0 million and $35.2 million, respectively.

    Net realized gain (loss) from loans was $0.1 million and $(6.5) million for both the three months ended September 30, 2020 and 2019, respectively. Net realized gain (loss) from loans was $(0.9) million and $(7.0) million for the nine months ended September 30, 2020 and 2019, respectively. The primary reason for the losses was non-accrual loan write-offs.
    Net realized gain (loss) from derivative instruments was $(0.4) million and less than $0.1 million for the three months ended September 30, 2020 and 2019, respectively. Net realized gain (loss) from derivative instruments was $(0.9) million and $0.2 million for the nine months ended September 30, 2020 and 2019, respectively. The net realized loss from derivative instruments for the three and nine months ended September 30, 2020 were due to interest payments paid on the interest rate swap and collar as the floating rate dropped below the fixed rate of the swap and the one-month LIBOR rate is below the floor of the collar. The net realized gain from derivative instruments for the three and nine months ended September 30, 2019 were from interest payments received from the interest rate swap as the floating rate rose above the fixed rate of the swap.

    Net change in unrealized loss from loans was $3.4 million and $0.5 million for the three months ended September 30, 2020 and 2019, respectively. Net change in unrealized loss from loans was $16.6 million and $3.0 million for the nine months ended September 30, 2020 and 2019, respectively. The net change in unrealized loss from loans consisted of fair value adjustments taken against loans as a result of an improvement or deterioration in certain portfolio companies’ performance as well as reversal of prior adjustments on realized loan losses.

    Net change in unrealized gain (loss) from derivative instruments was $0.3 million and less than $(0.1) million for the three months ended September 30, 2020 and 2019. Net change in unrealized gain (loss) from derivative instruments was $0.3 million and $(1.1) million for the nine months ended September 30, 2020 and 2019. The net change in unrealized loss from derivative instruments consisted of fair market value adjustments to the interest rate swap and collar. The increase in the three and nine months ended September 30, 2020 were primarily due to the realization of the terminated instruments and an expectation of the low interest rate environment to continue further into the future.

    Net increase in net assets resulting from operations for the three months ended September 30, 2020 and 2019, was $9.6 million and $2.8 million, respectively. On a per share basis, the net increase in net assets resulting from operations for the three months ended September 30, 2020 and 2019 was $95.72 and $28.31, respectively.

Net increase in net assets resulting from operations for the nine months ended September 30, 2020 and 2019, was $15.9 million and $24.3 million, respectively. On a per share basis, the net increase in net assets resulting from operations for the nine months ended September 30, 2020 and 2019 was $158.92 and $243.06, respectively.

Liquidity and Capital Resources – September 30, 2020 and December 31, 2019

    The Fund is owned entirely by the Company. The Company is expected, but not required, to make further contributions to the capital of the Fund to the extent of the Company’s members’ capital commitment to the Company and excess cash balances of the Company. Total capital contributed to the Fund was $352.1 million and $314.6 million as of September 30, 2020 and December 31, 2019, respectively. As of both September 30, 2020 and December 31, 2019, the Company had subscriptions for capital in the amount of $423.6 million, of which $415.2 million and $372.8 million had been called, respectively. As of September 30, 2020, $8.5 million of capital remains uncalled and the uncalled capital expires on August 20, 2020, the Fund’s fifth anniversary of its first investment unless extended. The Manager has exercised, and the Board of Directors ratified, its discretion to extend the Investment Period by two calendar quarters, causing the date for which the full amount of the remaining uncalled capital can be drawn to be extended to March 31, 2021. The Company has made $187.2 million in recallable distributions to its investors, as permitted under its operating agreement between the Company’s managing member and members of the Company.

    The change in cash for the nine months ended September 30, 2020 and 2019 was as follows:

	For the Nine Months Ended September 30, 2020	For the Nine Months Ended September 30, 2019
Net cash provided by operating activities	$92,165,315	$44,267,160
Net cash used in financing activities	(100,922,390)	(60,532,624)
Net decrease in cash and cash equivalents	$(8,757,075)	$(16,265,464)

    As of September 30, 2020 and December 31, 2019, 2.1% and 6.1%, respectively, of the Fund’s net assets consisted of cash and cash equivalents.

    On April 5, 2016, the Fund established a secured, syndicated revolving loan facility in an initial amount of up to $150.0 million (the “Loan Agreement”) led by Wells Fargo, N.A. and MUFG Union Bank, N.A. On September 11, 2017, the Loan Agreement was amended (the “Amended Loan Agreement”) and the borrowing availability thereunder increased the size of the facility to $280.0 million. Effective May 6, 2020, Management elected to reduce the facility size from $280.0 million to $240.0 million. Effective July 6, 2020, Management elected to reduce the facility size from $240.0 million to $200.0 million. On August 26, 2020, the Loan Agreement was amended and the facility size further decreased to $180.0 million. All of the assets of the Fund collateralize borrowings by the Fund. The Fund pays interest on its borrowings and a fee on the unused portion of the facility. The term of the facility was extended under the latest amendment and now terminates on August 26, 2023, but can be accelerated in the event of default, such as failure by the Fund to make timely interest or principal payments. As of September 30, 2020, $117.5 million was outstanding under the facility.

    For the nine months ended September 30, 2020, the Fund invested its assets in venture loans. Amounts disbursed under the Fund’s loan commitments were $86.7 million for the nine months ended September 30, 2020. Net loan amounts outstanding after amortization and valuation adjustments decreased by $82.6 million for the same period. Unexpired unfunded commitments totaled approximately $36.3 million as of September 30, 2020.

As of	Cumulative Amount Disbursed	Principal Reductions and Fair Market Adjustments	Balance Outstanding - Fair Value	Unexpired Unfunded Commitments
September 30, 2020	$927.0 million	$637.6 million	$289.4 million	$36.3 million
December 31, 2019	$840.3 million	$468.3 million	$372.0 million	$78.0 million

    The following tables show the unexpired unfunded commitments by portfolio company as of September 30, 2020 and December 31, 2019.

Borrower	Industry	Unexpired Unfunded Commitment as of September 30, 2020	Expiration Date
Benson Hill Bio, Inc.	Other Technology	7,500,000	12/01/2020
Callisto Media, Inc.	Technology Services	3,250,000	12/31/2020
Cloudleaf, Inc.	Software	1,500,000	10/15/2020
eXo Imaging, Inc.	Medical Devices	4,000,000	11/30/2020
Fetch Robotics, Inc.	Computers & Storage	2,500,000	06/30/2021
Invoice2Go, Inc.	Software	13,000,000	03/31/2021
Lukla, Inc.	Internet	500,000	01/31/2021
Pitzi, Ltd.	Other Technology	1,000,000	11/30/2020
Quartzy, Inc.	Biotechnology	1,125,000	10/15/2021
Reciprocity, Inc.	Software	1,950,000	01/31/2021
Total		$36,325,000

Borrower	Industry	Unexpired Unfunded Commitment as of December 31, 2019	Expiration Date
Ablacon, Inc.	Medical Devices	$2,500,000	01/31/2020
Ainsly, Inc.	Internet	1,500,000	01/31/2020
AirVine Scientific, Inc.	Wireless	125,000	03/31/2020
Apollo Flight Research Inc.	Other Technology	250,000	01/31/2020
ArborMetrix, Inc.	Software	750,000	04/30/2020
Beanfields, PBC	Other Technology	625,000	06/30/2020
BWI Industries, Inc.	Other Technology	2,000,000	07/31/2020
Callisto Media, Inc.	Technology Services	10,000,000	12/31/2020
Canary Technologies Corp.	Software	250,000	09/30/2020
Cesium, Inc.	Internet	375,000	03/31/2020
Cloudleaf, Inc.	Software	1,500,000	10/15/2020

Borrower	Industry	Unexpired Unfunded Commitment as of December 31, 2019	Expiration Date
DOSH Holdings, Inc.	Other Technology	3,750,000	01/15/2020
eXo Imaging, Inc.	Medical Devices	6,000,000	11/30/2020
GoForward, Inc.	Other Healthcare	6,250,000	07/01/2020
Hello Heart Inc.	Other Healthcare	1,750,000	08/31/2020
HumanAPI, Inc.	Other Healthcare	500,000	01/31/2020
Kids on 45th, Inc.	Internet	500,000	01/31/2020
Klar Holdings Limited	Technology Services	250,000	03/31/2020
Lifit, Inc.	Technology Services	500,000	01/30/2020
Lucideus, Inc.	Software	500,000	07/15/2020
Lukla, Inc.	Internet	750,000	01/31/2021
Marley Spoon, Inc.	Internet	3,750,000	07/31/2020
Medable, Inc.	Software	2,000,000	07/31/2020
Merchbar, Inc.	Internet	250,000	01/30/2020
Noteleaf, Inc.	Other Technology	1,000,000	01/31/2020
OneLocal, Inc.	Internet	1,000,000	07/31/2020
Owl Cameras, Inc.	Software	3,000,000	01/01/2020
Parallel Wireless, Inc.	Wireless	6,500,000	03/31/2020
Percepto, Inc.	Other Technology	1,000,000	05/31/2020
Pitzi, Ltd.	Other Technology	2,500,000	11/30/2020
Quartzy, Inc.	Biotechnology	2,250,000	10/15/2020
Solugen, Inc.	Technology Services	1,250,000	01/31/2020
Stay Alfred, Inc.	Internet	7,500,000	06/30/2020
Stitch Labs, Inc.	Software	750,000	01/31/2020
The Safe and Fair Food Company LLC	Other Technology	1,250,000	01/31/2020
Trendalytics Innovation Labs, Inc.	Software	450,000	01/31/2020
Visual Supply Company	Internet	2,500,000	03/31/2020
Voodoo Manufacturing, Inc.	Other Technology	375,000	02/28/2020
Total		$77,950,000

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

    As of September 30, 2020, the Fund had cash reserves of $3.8 million and approximately $147.2 million in scheduled loan receivable payments over the next twelve months. Additionally, the Fund has access to the Company’s uncalled capital of $8.5 million as a liquidity source and the unused portion of the revolving credit facility. Together, these amounts are sufficient to meet the current commitment backlog and operational expenses of the Fund over the next year. The Fund regularly evaluates potential future liquidity resources and demands before making additional future commitments.

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

    The Fund’s exposure to interest rate sensitivity is regularly monitored and analyzed by measuring the characteristics of assets and liabilities. The Fund utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates. At September 30, 2020, the outstanding debt balance was $117.5 million at a floating interest rate based on the daily 1-month LIBOR rate, for which the Fund has a derivative instrument in place with a cap interest rate of 1.00% on $72.0 million of the notional principal amount and a floor of 0.215%.
Because all of the Fund’s loans impose a fixed interest rate upon funding, changes in short-term interest rates will not directly affect interest income associated with the loan portfolio as of September 30, 2020. However, those changes could have the potential to change the Fund’s ability to originate loan commitments, acquire and renew bank facilities, and engage in other investment activities. Further, changes in short-term interest rates could also affect interest rate expense, realized gain from investments and interest on the Fund’s short-term investments.
Based on the Fund’s Condensed Statements of Assets and Liabilities as of September 30, 2020, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in investments, borrowings, cash balances and derivative instruments.

Effect of Interest Rate Change By	Other Interest and Other Income (Loss)	Gain (Loss) from Interest Rate Collar	Interest Income (Expense)	Total Loss
(0.50)%	$(19,063)	$(271,667)	$176,250	$(114,480)
1%	$38,126	$81,500	$(1,175,000)	$(1,055,374)
2%	$76,251	$624,833	$(2,350,000)	$(1,648,916)
3%	$114,377	$1,168,167	$(3,525,000)	$(2,242,456)
4%	$152,502	$1,711,500	$(4,700,000)	$(2,835,998)
5%	$190,628	$2,254,833	$(5,875,000)	$(3,429,539)
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

Changes in Internal Controls:

    There have not been any changes in the Fund’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the Fund’s fiscal quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

Public Health Crises and Coronavirus Risk. Public health crises, such as the recent outbreak of the novel strain of coronavirus (“COVID-19”), may have direct and indirect adverse impact on the Fund’s portfolio companies’ business operations and results of operations. Several countries and individual U.S. states have reacted to this rapidly evolving COVID-19 outbreak by instituting quarantines, shelter-in-place orders, travel restrictions, bans on public gathering, and closures of a wide range of businesses beginning March 2020. These measures have had an adverse impact on the global economy and contributed to significant volatility in the financial markets. Starting mid-to-late April 2020, many countries and states started to ease restrictions on businesses and social activity. However, spikes in COVID-19 cases in some countries and states may hinder re-opening plans and delay economic recovery locally and globally.

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

VENTURE LENDING & LEASING VIII, INC.
(Registrant)

By:	/s/ Maurice C. Werdegar	By:	/s/ Judy N. Bornstein
Maurice C. Werdegar		Judy N. Bornstein
Chief Executive Officer		Chief Financial Officer
(Principal Executive Officer)		(Principal Financial Officer)
Date:	November 13, 2020	Date:	November 13, 2020