Form 10-K
period 2020-12-31
Venture Lending & Leasing VIII, Inc.
filed 2021-03-15
CIK 1642862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [ ]

.Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [ ] No [X]
As the registrant’s shares are not publicly-traded, the aggregate market value of the voting stock held by non-affiliates of the registrant cannot be determined.
The number of shares outstanding of each of the issuer’s classes of common stock, as of March 15, 2021, was 100,000.

Document Incorporated by Reference

Document Description		10-K Part
Specifically Identified Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held	May 19, 2021	III

PART I.
ITEM 1.    BUSINESS
Introduction.
Venture Lending & Leasing VIII, Inc. (the “Fund”) was incorporated in Maryland on May 6, 2015, as a non-diversified, closed-end management investment company electing status as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”) and is managed by Westech Investment Advisors, LLC (the “Manager” or “Management”). The Fund is a wholly-owned subsidiary of Venture Lending & Leasing VIII, LLC, a Delaware limited liability company (the “Company”). The Fund’s investment objective is to achieve superior risk-adjusted investment returns. The Fund will primarily provide debt financing to carefully selected companies that have received equity funding from traditional sources of venture capital equity funding (i.e. a professionally managed venture capital firm), as well as non-traditional sources of venture capital equity funding (e.g. angel investors, strategic investors, family offices, crowdfunding investment platforms, etc.) (collectively, “Venture-Backed Companies”), generally in the form of secured loans. Secondarily, the Fund may provide debt financing to public and later-stage private companies. In most cases, the Fund will receive warrants for equity securities of the companies in connection with these loans. The Fund may make debt investments that are atypical, for example, to more mature public and later-stage private companies (“Special Situation Financings”), including secure loans as well as convertible and subordinated debt investments. The Fund may also make direct equity investments in Venture-Backed Companies. Prior to commencing its operations on August 12, 2015, the Fund had no operations other than the sale of 100,000 shares of common stock, $0.001 par value to the Company for $25,000 in July 2015. As of December 31, 2020, the Fund meets the requirements, including diversification requirements, to qualify as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986 (the “Code”).
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
As a BDC, the Fund must invest at least 70% of its total assets in qualifying assets (“Qualifying Assets”) consisting of (a) interests in Eligible Portfolio Companies and (b) certain other assets including cash and cash equivalents. An “Eligible Portfolio Company” is a United States company that is not an investment company as defined or excluded from the definition of an investment company in Section 3 of the 1940 Act, and that either: (i) does not have a class of securities listed on a national securities exchange, or does have a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250.0 million; or (ii) is actively controlled by a BDC and has an affiliate of a BDC on the Eligible Portfolio Company’s Board of Directors; or (iii) has total assets of not more than $4.0 million and capital and surplus of not less than $2.0 million; or (iv) meets such other criteria as may be established by the Securities and Exchange Commission (“SEC”). Control under the 1940 Act is presumed to exist where a BDC owns more than 25% of the outstanding voting securities of the Eligible Portfolio Company. Also included in Qualifying Assets are follow-on investments in a company that met the definition of Eligible Portfolio Company at the time of the Fund’s initial investment, but subsequently does not meet such definition because it has a class of securities listed on a national securities exchange, if, at the time of the follow-on investment, the Fund (a) owns at least 50% of (i) the greatest number of equity securities of such company, including securities convertible into or exchangeable for such securities, and (ii) the greatest amount of certain debt securities of such company held by the Fund at any time during the period when such company was an Eligible Portfolio Company, and (b) is one of the twenty largest holders of record of the company’s outstanding voting securities. The Fund may invest up to 30% of its total assets in non-Qualifying Assets, including interests in companies that are not Eligible Portfolio Companies (for example, because the company’s securities are quoted on the NASDAQ Global Market (“NASDAQ”)) and Eligible Portfolio Companies as to which the Fund does not offer to make available significant managerial assistance. As a BDC, the Fund is generally prohibited under the 1940 Act from investing in securities issued by broker/dealers, investment advisers, and underwriters unless certain conditions are met. As of December 31, 2020, the percentage of non-qualifying investments in the Fund was 10.8%.
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
To qualify as a RIC and obtain the special pass-through status available to RICs under the Code, the Fund must meet the issuer diversification standards under the Code that generally require that, at the close of each quarter of the Fund’s taxable year, (i) not more than 25% of the value of its total assets is invested in the securities of a single issuer, and (ii) at least 50% of the value of its total assets is represented by cash, cash items, government securities, securities of other RICs and other securities (counting each investment in such other securities only if the value of such securities does not exceed 5% of the value of the Fund’s total assets and the Fund does not own more than 10% of the outstanding voting securities of the issuer of such securities). For purposes of the diversification requirements under the Code, the percentage of the Fund’s total assets “invested” in securities of a company will be deemed to refer, in the case of financings in which the Fund commits to provide financing prior to funding the commitment, to the amount of the Fund’s total assets represented by the value of the securities issued by the borrower to the Fund at the time each portion of the commitment is funded. If the Fund meets the initial requirements of a RIC, the Fund shall not lose its status as a RIC because of a discrepancy during a subsequent quarter between the value of its various investments unless the discrepancy exists immediately after the acquisition of any security and is wholly or partly the result of such acquisition. This is called the “fluctuation in value” exception. This exception also applies if distributions of cash cause the RIC to be out of compliance with either the 25% or 5%/50% tests.
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
Stage of Development Guidelines. The Manager seeks to diversify the Fund’s portfolio based on the development stage of the companies in which it invests. Generally, Venture-Backed Companies fall into several lifecycle stages, including the following:

•Early or seed stage companies represent the initial stages of a start-up company’s development. These companies have raised varying amounts of equity capital to prove a concept and qualify for larger sums of start-up capital. Their activities generally are limited to product development, scientific and market research, recruiting a management team and proving early business traction. These companies generally have investor syndicates that include early stage investors such as high net worth angel investors, venture capitalists, incubators, and crowd funding platforms.
•Emerging growth stage companies have a proven early product/market fit and have initiated or are about to initiate full-scale operations and sales but may not be showing a profit.
•Mezzanine stage companies are approaching or have attained break-even or profitability and are continuing to expand.

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
•The company has at least six months’ worth of available cash to fund its operations or indications from its equity investors that they will make investments necessary to provide such cash.
•The company’s equity investors have indicated a current intention to make additional equity financing available to the company, or the company has a forecasted positive cash flow.
•The company’s business plan contemplates sales of at least $25.0 million within five years.
•The company has previously closed equity financing or will close equity financing prior to the funding of the loan.

    Transaction Guidelines for Loans.

•The term of the loan does not exceed 60 months and does not extend beyond December 31, 2025.
•Debt service requirements of the loan are, in the opinion of the Manager, not likely to become an impediment to the company raising additional capital.
•The loan is secured by all or substantially all of the borrower’s assets.

Equity Venture Capital Support Guidelines.

•The company’s equity investors have (i) in the opinion of the Manager, significant venture capital and/or industry experience, and (ii) follow-on capital to support the company.

Special Situation Financings. The Manager may invest up to 20% of the Fund’s aggregate investments determined cumulatively over the life of the Fund in Special Situation Financings. Such Special Situation Financings could include investments targeted towards late-stage or public companies seeking additional growth capital to expand product offerings, increase market penetration or fund strategic acquisitions of other companies or technology. In these situations, the Fund would only consider investing in this Special Situation Financings if it determined it to be of equivalent or better quality as compared to a senior secured loan made to the Fund’s more typical portfolio companies. Further, the Fund may also choose to subordinate existing outstanding debt as part of a restructuring or work-out arrangement in order to allow the company to successfully complete a transaction such as an acquisition or round of financing. There can be no assurance that the subordination will work to the benefit of the Fund. The Manager will target companies whose cash flow from operations and cash reserves are expected to service the Fund’s investment on a current basis. Investments may be structured as senior debt, convertible debt, or other debt/equity structures. In addition, Special Situation Financings could include investments in a “troubled” company undergoing a restructuring or recapitalization of its existing debt or equity, and making investments in subordinated debt, providing bridge financing to a company which is in the process of raising additional private equity, planning an initial public offering or is seeking to enter into a business combination through which it would be acquired. In some instances, these companies will have been bootstrapped (i.e. funded solely by the personal assets of their founders or other individuals), without any substantial investment from venture capital or other investors. As of December 31, 2020, the Fund made Special Situation Financings of 1.3% of total commitments.
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
Executive Officers. The following are the executive officers of the Fund. All officers serve at the pleasure of the Fund’s Board of Directors.

Name and Position with Fund	Age	Occupation During Past Five Years
Ronald W. Swenson, Chairman and Director	76	Chairman, Chief Executive Officer, Director, and other positions for Westech Investment Advisors since 1994
Maurice C. Werdegar, Chief Executive Officer	56	Chief Executive Officer, Chief Operating Officer, Director and other positions for Westech Investment Advisors since 2001
David R. Wanek, President	47	President and other positions for Westech Investment Advisors since 2001
Jay L. Cohan, Vice President, Assistant Secretary	55	Vice President, Assistant Secretary and other positions for Westech Investment Advisors since 1999
Judy N. Bornstein, Vice President, Chief Financial Officer, Chief Compliance Officer, Treasurer and Secretary	56	Vice President, Chief Financial Officer, Chief Compliance Officer, Treasurer and Secretary for Westech Investment Advisors since 2019. From 2017 to 2019, she served as the Chief Financial Officer of Generate Capital. Prior to joining Generate Capital, she spent 11 years as Managing Director, CFO, and Chief Compliance Officer of American Infrastructure Funds.
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
The Fund has a secured, syndicated loan facility with a borrowing availability of $150.0 million and the outstanding balance under the facility as of December 31, 2020 was $115.5 million.

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
Lenders have required that the Fund agree to loan covenants limiting the Fund’s ability to incur additional debt or otherwise limiting the Fund’s flexibility, and loan agreements may provide for acceleration of the maturity of the indebtedness if certain financial tests are not met. To minimize risks associated with borrowing money at floating rates and lending money at fixed rates, the Fund may enter into interest rate hedging transactions with respect to all or any portion of the Fund’s borrowings. There can be no assurance that such interest rate hedging transactions will be available in forms acceptable to the Fund. In addition, entering into interest rate hedging transactions increases costs to the Fund. Finally, it is possible that the Fund could incur losses from being “over-hedged,” which would result if the debt that was hedged is repaid faster than expected.

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

The UK formally left the EU on January 31, 2020 and, pursuant to the terms of the withdrawal agreement, remained in a “transition period” through December 31, 2020 to allow the parties time to negotiate and implement new agreements on trade and other areas of cooperation.

On December 24, 2020, the UK and the EU reached an agreement (the “Agreement”) on a new trade and cooperation arrangement governing certain aspects of the future relationship between the parties. The Agreement is subject to formal approval by the EU Parliament and the Council of the EU, but was provisionally applied on January 1, 2021, following the end of the transition period. While the Agreement provides clarity with respect to future trade in certain goods between the U.K. and the EU, it does not cover all aspects of the parties’ future relationship. For example, the Agreement does not cover matters relating to the equivalence of financial services regulation or the adequacy of U.K. data protection rules. The application and interpretation of the Agreement, therefore, may take several years to be clarified and resolved.

Accordingly, there remains significant uncertainty regarding the ultimate effects of Brexit and the long-term nature of the political and economic relationship between the UK and the EU. Brexit has created legal and tax uncertainty, which may last for years to come, and could lead to potentially divergent national laws and regulations. While it is not possible to determine the precise impact that Brexit, including the implementation of the Agreement or any future agreement between UK and the EU, may have on the Fund at this time and beyond, the impact on the UK and European economies and the broader global economy could be significant, including increased volatility and illiquidity, and potentially lower economic growth, on markets in the UK, Europe and globally, thereby adversely affecting the value of the Fund’s investments. In addition, if other countries were to exit the EU or abandon the use of the euro as a currency, the value of investments tied to those countries or the euro could decline significantly and unpredictably.

Climate Change, Natural Disaster, and Public Health Crises Risk. Climate change and related legislation, regulation, and accords, both domestic and international, intended to control the impact of climate change may produce direct or indirect adverse consequences to the Fund’s investments, significantly affecting their value. Extreme weather patterns or natural disasters, such as the Tohoku earthquake and resulting tsunami in Japan in 2011, the Alaska earthquake in 2018, major hurricanes in the United States in 2017 and 2018, or the threat thereof, could also adversely impact Fund portfolio companies’ facilities, operations, and services, as well as certain industries, or group of industries, and regions related to the Fund’s investments. Additionally, public health crises, such as the COVID-19 pandemic, could result in travel restrictions and shipping and labor disruptions, which may adversely affect Fund portfolio companies’ facilities, operations, and services.

Coronavirus (“COVID-19¨). In response to the COVID-19 pandemic, several countries and individual U.S. states instituted quarantines, shelter-in-place orders, travel restrictions, bans on public gathering, and closures of a wide range of businesses beginning March 2020. These measures have had an adverse impact on the global economy and contributed to significant volatility in the financial markets. Although some restrictions have been lifted starting mid-to-late April 2020, many countries and states started to experience a spike in COVID-19 cases resulting in re-implementation of shelter-in-place and quarantine orders. Vaccines have been approved for deployment by various government health agencies, and the first wave of vaccinations have started in late 2020. Until the vaccine is widely distributed and majority of the population is inoculated, countries and individual U.S. states may continue with aforementioned restrictions which will further postpone re-opening plans and delay economic recovery both locally and globally.

The full extent of the impact of the COVID-19 pandemic on the Fund’s portfolio companies’ business operations and results of operations is unknown at this time and will depend on many factors outside of the Fund’s control, including, without limitations, the timing, extent, trajectory and duration of the pandemic. Management is continuing to work with the Fund’s portfolio companies that may be directly or indirectly affected by the outbreak to evaluate the continued impact on the borrowers’ ability to make timely payments and creditworthiness.

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
Foreign Currency and Exchange Rate Risks. Fund assets and income may be denominated in various currencies. Contributions and distributions, however, will be denominated in U.S. dollars. As a result, the return of the Fund on any investment may be adversely affected by fluctuations in currency exchange rates, any future imposed devaluations of local currencies, inflationary pressures, and the success of the investment itself. In addition, the Fund may incur costs related to conversions between various currencies. As of December 31, 2020, all Fund assets and income, as well as contributions and distributions, are denominated in U.S. dollars.
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
Illiquidity of Investments. Substantially all of the Fund’s portfolio investments (other than short-term investments) will consist of securities that, at the time of acquisition, are subject to restrictions on sale and for which no ready market will exist. Restricted securities cannot be sold publicly without prior agreement with the issuer to register the securities under the 1933 Act, or by selling such securities under Rule 144 or other provisions of the 1933 Act which permit only limited sales under specified conditions. Venture loans and equity investments are privately negotiated transactions, and there is no established trading market in which such loans and equity investments can be sold. Convertible and subordinated debt investments may also be privately negotiated transactions. In the case of warrants or equity securities, the Fund generally will realize the value of such securities only if the issuer is able to make an initial public offering of its shares or enters into a business combination with another company which purchases the Fund’s warrants or equity securities or exchanges them for publicly-traded securities of the acquirer. The feasibility of such transactions depends upon the entity’s financial results as well as general economic and equity market conditions. In the past, crises in the financial markets have dramatically reduced the volume of initial public offerings and mergers and acquisitions in the marketplace. If such a crisis recurs, the Fund’s ability to realize liquidity through its investments would likely be impaired. Furthermore, even if the restricted warrants or equity securities owned become publicly-traded, the Fund’s ability to sell such securities may be limited by the lack (or limited nature) of a trading market for such securities. If the Fund holds material nonpublic information regarding the issuer of the securities, the Fund’s ability to sell such securities may also be limited by insider trading laws. When restricted securities are sold to the public, the Fund, under certain circumstances, may be deemed an “underwriter” or a controlling person with respect thereto for the purposes of the 1933 Act, and be subject to liabilities as such under that Act.
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
Transactions with Venture Lending & Leasing IX, Inc. (“Fund IX”). The Manager also serves as the investment manager for Fund IX. The Fund’s Board of Directors determined that so long as Fund IX has capital available to invest in loan transactions with final maturities earlier than December 31, 2028 (the date on which Fund IX will be dissolved), the Fund may invest in each portfolio company in which Fund IX invests. Generally, the amount of each Investment will be allocated 50% to the Fund and 50% to Fund IX, or such other allocations as may be determined by the respective fund boards, so long as the Fund has capital available to invest. The ability of the Fund to co-invest with Fund IX, and other clients advised by the Manager, is subject to the Conditions described above. Effective March 31, 2020, the Fund is no longer permitted to enter into new commitments with borrowers; however, the Fund is permitted to fund existing commitments through March 31, 2021. To the extent that clients, other than Fund IX, advised by the Manager (but in which the Manager has no proprietary interest) invest in opportunities available to the Fund, the Manager will allocate such opportunities among the Fund and such other clients in a manner deemed fair and equitable considering all of the circumstances in accordance with the Conditions.

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
The number of holders of record of the Fund’s common stock at March 15, 2021 was 1.
The Fund has a policy of distributing securities as acquired. The Fund values these securities at fair value at the time of acquisition in accordance with the Fund’s policy on valuation detailed in Note 2 to the financial statements included in this filing. In addition, some expenses of the Company may be paid by the Fund and will be deemed as distributions to the Company. The Fund has established a policy of declaring dividends on a quarterly basis to the extent that taxable income of the Fund less applicable reserves exceeds warrant distributions and deemed distributions. As of December 31, 2020, the Fund had distributed $287.1 million to date to its sole shareholder, of which $215.7 million were in cash.

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

	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016
Statements of Operations Data:
Investment income:
Interest on loans	$57,258,140	$65,256,443	$71,143,194	$35,937,318	$11,603,019
Other interest and other income	532,211	296,214	274,879	235,096	144,326
Total investment income	57,790,351	65,552,657	71,418,073	36,172,414	11,747,345
Expenses:
Management fees	8,166,189	9,705,516	10,774,959	9,579,408	10,590,625
Interest expense	6,005,817	9,997,464	10,163,068	4,903,598	1,529,710
Banking and professional fees	776,328	546,063	462,756	305,161	251,495
Other operating expenses	228,722	294,752	186,508	453,791	121,261
Total expenses	15,177,056	20,543,795	21,587,291	15,241,958	12,493,091
Net investment income (loss)	42,613,295	45,008,862	49,830,782	20,930,456	(745,746)

Net realized loss from loans	(879,241)	(14,223,082)	(14,285,388)	(4,852,881)	—
Net realized gain (loss) from derivative instruments	(922,615)	85,453	(334,834)	—	—
Net change in unrealized loss from loans	(16,502,646)	(759,677)	(2,058,044)	(954,960)	(3,315,913)
Net change in unrealized gain (loss) from derivative instruments	285,941	(963,331)	608,294	(52,189)	60,043
Net realized and change in unrealized loss from loans and derivative instruments	(18,018,561)	(15,860,637)	(16,069,972)	(5,860,030)	(3,255,870)
Net increase (decrease) in net assets resulting from operations	$24,594,734	$29,148,225	$33,760,810	$15,070,426	$(4,001,616)

Amounts per common share:
Net increase (decrease) in net assets resulting from operations per share	$245.95	$291.48	$337.61	$150.70	$(40.02)
Weighted-average shares outstanding	100,000	100,000	100,000	100,000	100,000

	As of December 31,
	2020	2019	2018	2017	2016
Statements of Assets and Liabilities Data:
Loans	$264,629,798	$371,955,824	$398,980,531	$310,710,678	$125,550,657
Net assets	$159,733,884	$206,585,164	$216,543,951	$164,831,060	$81,071,642

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

SEC Disclosure Updates

In April 2020, the SEC issued Final Rule No. 33-10771, “Securities Offering Reform for Closed-End Investment Companies.” This final rule would modify the registration, communications, and offering processes for business development companies (“BDCs”). One of the amendments included in the final rule removed the exclusion of BDCs from the Inline XBRL financial tagging requirement. This final rule became effective August 1, 2020. Each amendment within the final rule has specific compliance dates; the amendment to remove the exclusion of BDCs from the Inline XBRL financial tagging requirement has a compliance date for the interim period starting August 22, 2022. The Fund intends to adopt the aforementioned amendment in the final rule for the fiscal quarter end September 30, 2022. The Fund does not believe that the amendments will have a material impact on its financial statements and disclosures.

In November 2020, the SEC issued Final Rule No. 33-10890, “Management’s Discussion and Analysis, Selected Financial Data, and Supplementary Financial Information.” The final rule’s amendments aim to modernize, simplify, and enhance certain financial disclosure requirements in Regulation S-K. Specifically, the final rule eliminates the requirement for Selected Financial Data, streamlines the requirement to disclose Supplementary Financial Information, and amends Management’s Discussion & Analysis of Financial Conditions and Results of Operations. These amendments are intended to eliminate duplicative disclosures and modernize and enhance MD&A disclosures for the benefit of investors, while simplifying compliance efforts for participants. The final rule is effective February 10, 2021. The Fund intends to adopt these amendments for the first fiscal year ending December 31, 2021.

COVID-19’s Impact on Results of Operations and Liquidity & Capital Resources

The COVID-19 pandemic did not have a direct material effect on the Fund’s business and results of operations through the year ended December 31, 2020. The slowdown of the global and local economies has had an impact on a number of the Fund’s portfolio companies’ businesses and operations, causing an increase in debt investments that moved from performing to non-performing status for fiscal year ended December 31, 2020 compared to the prior year. In addition, the continued market volatility factored into the Fund’s loan valuation adjustments. Valuation of the Fund’s debt investments contributed to increased unrealized losses from loans for the fiscal year ended December 31, 2020 compared to the same period in 2019.
Given the uncertainty of the COVID-19 situation, the full extent of the long-term economic impact on the Fund’s business operations, result of operations, and access to liquidity and capital resources is unpredictable at this time and will depend on many factors outside of the Fund’s control, including, without limitations, the timing, extent, trajectory and duration of the pandemic.
The Fund is continuing to maintain close communications with its debt portfolio companies to proactively assess and manage potential risks. Management has increased oversight analysis of credits across the Fund’s debt investment portfolio in an attempt to manage the potential credit risk and improve loan performance. As part of its risk management strategy, Management is tracking mitigating factors and their effectiveness in improving credit performance. For example, Management is taking into consideration the borrowers’ participation in the U.S. Small Business Administration’s (“SBA”) Paycheck Protection Program (“PPP”). PPP was created as a part of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which aids small businesses to maintain their payroll, hire back employees who may have been laid off, and cover applicable overhead expenses.
Management is also monitoring the Fund’s continued access to capital resources through periodic and timely communication with the bank syndicate and the Company’s members. As of December 31, 2020, there are no indications that the bank syndicate will fail to renew the Fund’s debt facility or that any of the Company’s members will be unable to meet their capital obligations to the Company.
In addition, the Fund is taking proactive steps to ensure and maintain an appropriate liquidity position based on the current circumstances. The Fund believes its existing cash balance, scheduled monthly payments from borrowers and access to capital from its debt facility and the Company’s members will be sufficient to satisfy its working capital needs, debt repayments, and other liquidity requirements associated with its existing operations.
Results of Operations – For the Years Ended December 31, 2020 and 2019
The Fund commenced operations on August 12, 2015. For the most recent discussion on the results of operations for the year ended December 31, 2018, refer to the management discussion and analysis on the annual report, Form 10-K, filed on March 16, 2020.
Total investment income for the years ended December 31, 2020 and 2019 was $57.8 million and $65.6 million, respectively, which primarily consisted of interest on the venture loans outstanding. The remaining income consisted of interest and dividends on the temporary investment of cash, and other income from commitment fees and warrants. The average outstanding balance of performing loans calculated using the month-end balances was $317.3 million and $373.5 million for the years ended December 31, 2020 and 2019, respectively. For the years ended December 31, 2020 and 2019, the average outstanding balance of all loans calculated on a monthly basis was $331.1 million and $381.9 million, respectively. The weighted-average interest rate on performing loans was 18.00% and 17.46% for years ended December 31, 2020 and 2019, respectively. For the years ended December 31, 2020 and 2019, the weighted-average interest rate on all loans was 17.30%

and 17.09%, respectively. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants, and new loans funded during the year. Total investment income for 2020 decreased due primarily to fewer new loans to offset the loans being paid down and paid off during the year.
Expenses for the years ended December 31, 2020 and 2019 were $15.2 million and $20.5 million, respectively.
Management fees for the Fund were $8.2 million and $9.7 million for the years ended December 31, 2020 and 2019, respectively. Until August 11, 2017, management fees were calculated as 2.5% of the committed equity capital of the Company. Starting on August 12, 2017, management fees were calculated as 2.5% of the Fund’s total assets. Management fees were lower in 2020 due primarily to declines in the loan portfolio.

Interest expense for the years ended December 31, 2020 and 2019 were $6.0 million and $10.0 million, respectively. Interest expense was comprised of amounts related to interest on debt amounts drawn down, unused credit line fees and amounts amortized from deferred fees incurred in conjunction with the loan facility. Interest expense decreased primarily because of a decrease in the average outstanding debt from $179.8 million in 2019 to $152.9 million in 2020 and a decline in in the average interest rates from 5.56% in 2019 to 3.93% in 2020.

Banking and professional fees for the years ended December 31, 2020 and 2019 were $0.8 million and $0.5 million, respectively. The banking and professional fees were comprised of legal, audit, banking and other professional fees. The fees increased due to an increase in legal expenses associated with loan workouts.
Other operating expenses were $0.2 million and $0.3 million for the years ended December 31, 2020 and 2019, respectively. These expenses included director fees, custody fees, tax fees and other expenses related to the operations of the Fund. The decrease in 2020 was mainly attributable to a decline in foreign tax.

Net investment income for the years ended December 31, 2020 and 2019 was $42.6 million and $45.0 million, respectively.
Net realized loss from loans was $0.9 million and $14.2 million for the years ended December 31, 2020 and 2019, respectively. Realized loan losses decreased in 2020 as the balances of the unrecoverable loans were significantly lower and fewer in number.
Net realized gain (loss) from derivative instruments was $(0.9) million and $0.1 million for the years ended December 31, 2020 and 2019, respectively. The loss in 2020 was caused by the falling interest rate environment, which led to the Fund making interest payments on the interest rate derivatives.
Net change in unrealized loss from loans was $16.5 million and $0.8 million for the years ended December 31, 2020 and 2019, respectively. The net change in unrealized loss consisted of fair value adjustments to loans and the reversal of fair value adjustments previously taken against loans written off.
Net change in unrealized gain (loss) from derivative instruments was $0.3 million and (1.0) million for the years ended December 31, 2020 and 2019, respectively. The net change in unrealized gain and loss from derivative instruments consisted of fair market value adjustments to the derivative interest rate swap or collar. The increase in 2020 was primarily due to the realization of the unrealized derivative losses offset by an expectation of the low interest rate environment to continue further into the future.
Net increase in net assets resulting from operations for the years ended December 31, 2020 and 2019 was $24.6 million and $29.1 million, respectively. On a per share basis, the net increase in net assets resulting from operations was $245.95 and $291.48 for the years ended December 31, 2020 and 2019, respectively.
Liquidity and Capital Resources -- December 31, 2020 and 2019
For the most recent discussion on the liquidity and capital resources for the year ended December 31, 2018, refer to the management discussion and analysis on the annual report, Form 10-K, filed on March 16, 2020.
The Fund is owned entirely by the Company. The Company is expected, but not required, to make further contributions to the capital of the Fund to the extent of the Company’s members’ capital commitment to the Company and excess cash balances of the Company. Total capital contributed to the Fund was $352.1 million and $314.6 million as of December 31, 2020 and 2019, respectively. As of both December 31, 2020 and 2019, the Company had subscriptions for capital in the amount of $423.6 million, of which $415.2 million and $372.8 million had been called and received, respectively. As of December 31, 2020, $8.5 million of capital remains uncalled. In August 2019, the Manager exercised, and the Board of Directors ratified, its discretion to extend the Fund’s investment period and the uncalled capital expiration date to March 31, 2021. The Company has made $212.2 million in recallable distributions to its investors, as permitted under its operating agreement between the Company’s managing member and members of the Company.

The change in cash held by the Fund for the years ended December 31, 2020 and 2019 were as follows:

	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019
Net cash provided by (used in) operating activities	$126,116,523	$36,845,814
Net cash provided by (used in) financing activities	(129,934,756)	(43,664,547)
Net increase (decrease) in cash and cash equivalents	$(3,818,233)	$(6,818,733)

As of December 31, 2020 and 2019, 5.5% and 6.1%, respectively, of the Fund’s net assets consisted of cash and cash equivalents.

On April 5, 2016, the Fund established a secured, syndicated revolving loan facility in an initial amount of up to $150.0 million (the “Loan Agreement”) led by Wells Fargo, N.A. and MUFG Union Bank, N.A. On September 11, 2017, the Loan Agreement was amended (the “Amended Loan Agreement”) and the borrowing availability thereunder increased the size of the facility to $280.0 million. Effective May 6, 2020, Management elected to reduce the facility size from $280.0 million to $240.0 million. Effective July 6, 2020, Management elected to reduce the facility size from $240.0 million to $200.0 million. On August 26, 2020, the Loan Agreement was amended and the facility size further reduced to $180.0 million. Effective November 24, 2020, Management elected to reduce the facility size from $180.0 million to $150.0 million. All of the assets of the Fund collateralize borrowings by the Fund. The Fund pays interest on its borrowings and a fee on the unused portion of the facility. The term of the facility was extended under the August 26, 2020 amendment and now is expected to terminate on August 26, 2023, but can be accelerated in the event of default, such as failure by the Fund to make timely interest or principal payments. As of December 31, 2020, $115.5 million was outstanding under the facility.

For the years ended December 31, 2020 and 2019, the Fund invested its assets in venture loans. Amounts disbursed under the Fund’s loan commitments were $96.0 million and $170.0 million for the years ended December 31, 2020 and 2019, respectively. Net loan amounts outstanding after amortization and valuation adjustments decreased by $107.4 million for the year ended December 31, 2020. Unexpired unfunded commitments totaled $22.3 million as of December 31, 2020.

As of	Cumulative Amount Disbursed	Principal Reductions and Fair Market Adjustments	Balance Outstanding – Fair Value	Unexpired Unfunded Commitments
December 31, 2020	$936.3 million	$671.7 million	$264.6 million	$22.3 million
December 31, 2019	$840.3 million	$468.3 million	$372.0 million	$78.0 million
The following tables show the unexpired unfunded commitments by portfolio company as of December 31, 2020 and 2019.

Borrower	Industry	Unexpired Unfunded Commitment as of December 31, 2020	Expiration Date
Aclima, Inc.	Other Technology	$2,000,000	03/31/2021
eXo Imaging, Inc.	Medical Devices	2,000,000	09/30/2021
Fetch Robotics, Inc.	Computers & Storage	2,500,000	06/30/2021
Invoice2Go, Inc.	Software	13,000,000	03/31/2021
Lukla, Inc.	Internet	500,000	01/31/2021
Reciprocity, Inc.	Software	1,950,000	01/31/2021
Residently USA, LLC	Internet	375,000	03/31/2021
Total		$22,325,000

Borrower	Industry	Unexpired Unfunded Commitment as of December 31, 2019	Expiration Date
Ablacon, Inc.	Medical Devices	$2,500,000	01/31/2020
Ainsly, Inc.	Internet	1,500,000	01/31/2020
AirVine Scientific, Inc.	Wireless	125,000	03/31/2020
Apollo Flight Research Inc.	Other Technology	250,000	01/31/2020
ArborMetrix, Inc.	Software	750,000	04/30/2020

Borrower	Industry	Unexpired Unfunded Commitment as of December 31, 2019	Expiration Date
Beanfields, PBC	Other Technology	625,000	06/30/2020
BWI Industries, Inc.	Other Technology	2,000,000	07/31/2020
Callisto Media, Inc.	Technology Services	10,000,000	12/31/2020
Canary Technologies Corp.	Software	250,000	09/30/2020
Cesium, Inc.	Internet	375,000	03/31/2020
Cloudleaf, Inc.	Software	1,500,000	10/15/2020
DOSH Holdings, Inc.	Other Technology	3,750,000	01/15/2020
eXo Imaging, Inc.	Medical Devices	6,000,000	11/30/2020
GoForward, Inc.	Other Healthcare	6,250,000	07/01/2020
Hello Heart Inc.	Other Healthcare	1,750,000	08/31/2020
HumanAPI, Inc.	Other Healthcare	500,000	01/31/2020
Kids on 45th, Inc.	Internet	500,000	01/31/2020
Klar Holdings Limited	Technology Services	250,000	03/31/2020
Lifit, Inc.	Technology Services	500,000	01/30/2020
Lucideus, Inc.	Software	500,000	07/15/2020
Lukla, Inc.	Internet	750,000	01/31/2021
Marley Spoon, Inc.	Internet	3,750,000	07/31/2020
Medable, Inc.	Software	2,000,000	07/31/2020
Merchbar, Inc.	Internet	250,000	01/30/2020
Noteleaf, Inc.	Other Technology	1,000,000	01/31/2020
OneLocal, Inc.	Internet	1,000,000	07/31/2020
Owl Cameras, Inc.	Software	3,000,000	01/01/2020
Parallel Wireless, Inc.	Wireless	6,500,000	03/31/2020
Percepto, Inc.	Other Technology	1,000,000	05/31/2020
Pitzi, Ltd.	Other Technology	2,500,000	11/30/2020
Quartzy, Inc.	Biotechnology	2,250,000	10/15/2020
Solugen, Inc.	Technology Services	1,250,000	01/31/2020
Stay Alfred, Inc.	Internet	7,500,000	06/30/2020
Stitch Labs, Inc.	Software	750,000	01/31/2020
The Safe and Fair Food Company LLC	Other Technology	1,250,000	01/31/2020
Trendalytics Innovation Labs, Inc.	Software	450,000	01/31/2020
Visual Supply Company	Internet	2,500,000	03/31/2020
Voodoo Manufacturing, Inc.	Other Technology	375,000	02/28/2020
Total		$77,950,000
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

As of December 31, 2020, the Fund had a cash balance of $8.8 million and approximately $137.3 million in scheduled loan receivable payments over the next year. Additionally, the Fund has access to uncalled capital of $8.5 million as a liquidity source, as well as $212.2 million in recallable distributions made by the Company to its investors. These amounts are sufficient to meet the current commitment backlog and operational expenses of the Fund over the next year. On January 15, 2021, the Fund notified its lenders of its intention to permanently reduce its aggregate commitments to $140.0 million effective January 25, 2021. On February 16, 2021, the Fund notified its lenders of its intention to permanently reduce its aggregate commitments to $130.0 million effective February 23, 2021 (as described in Note 12, Subsequent Events).

The Fund is permitted to borrow in any amount so long as its asset coverage ratio, as defined in the 1940 Act, is at least 200% after giving effect to such borrowings. As of December 31, 2020, the Fund’s asset coverage ratio was 238%.

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
The Fund’s exposure to interest rate sensitivity is regularly monitored and analyzed by measuring the characteristics of assets and liabilities. The Fund utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates. At December 31, 2020, the outstanding debt balance was $115.5 million at a floating interest rate based on the daily 1-month LIBOR rate, for which the Fund had a derivative instrument in place with a cap interest rate of 1.00% on $65.0 million of the notional principal amount and a floor of 0.2150%.

Because all of the Fund’s loans impose a fixed interest rate upon funding, changes in short-term interest rates will not directly affect interest income associated with the loan portfolio as of December 31, 2020. However, those changes could have the potential to change the Fund’s ability to originate loan commitments, acquire and renew bank facilities, and engage in other investment activities. Further, changes in short-term interest rates could also affect interest rate expense, realized gain from investments and interest on the Fund’s short-term investments.

Based on the Fund’s Statements of Assets and Liabilities as of December 31, 2020, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in investments, borrowings, cash balances and derivative instruments.

Effect of Interest Rate Change By	Other Interest and Other Income (Loss)	Unrealized Gain (Loss) from Derivative Instruments	Interest Income (Expense)	Total Loss
(0.50)%	$(43,757)	$(225,417)	$161,700	$(107,474)
1%	$87,514	$63,117	$(1,155,000)	$(1,004,369)
2%	$175,028	$513,950	$(2,310,000)	$(1,621,022)
3%	$262,542	$964,783	$(3,465,000)	$(2,237,675)
4%	$350,056	$1,415,617	$(4,620,000)	$(2,854,327)
5%	$437,570	$1,866,450	$(5,775,000)	$(3,470,980)

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

December 31, 2020 (Unaudited):

	Quarterly Information for the Three Months Ended
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Investment Income:
Interest on loans	$15,690,096	$13,346,400	$16,375,162	$11,846,482
Other interest and other income	517,152	12,808	1,569	682
Total investment income	16,207,248	13,359,208	16,376,731	11,847,164
Expenses:
Management fees	2,335,426	2,223,779	1,867,884	1,739,100
Interest expense	2,042,010	1,547,167	1,320,023	1,096,617
Banking and professional fees	119,054	134,243	214,639	308,392
Other operating expenses	68,191	27,565	63,647	69,319
Total expenses	4,564,681	3,932,754	3,466,193	3,213,428
Net investment income	11,642,567	9,426,454	12,910,538	8,633,736

Net realized gain (loss) from loans	(434,877)	(546,608)	130,064	(27,820)
Net realized loss from derivative instruments	(206,539)	(349,050)	(354,659)	(12,367)
Net change in unrealized gain (loss) from loans	(13,844,063)	638,199	(3,379,357)	82,575
Net change in unrealized gain (loss) from derivative instruments	(273,268)	267,029	265,437	26,743
Net realized and change in unrealized gain (loss) from loans and derivative instruments	(14,758,747)	9,570	(3,338,515)	69,131
Net increase (decrease) in net assets resulting from operations	$(3,116,180)	$9,436,024	$9,572,023	$8,702,867

Amounts per common share:
Net increase (decrease) in net assets resulting from operations per share	$(31.16)	$94.36	$95.72	$87.03
Weighted-average shares outstanding	100,000	100,000	100,000	100,000

December 31, 2019 (Unaudited):

	Quarterly Information for the Three Months Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Investment Income:
Interest on loans	$15,463,294	$20,484,930	$14,550,348	$14,757,871
Other interest and other income	75,012	130,725	58,471	32,006
Total investment income	15,538,306	20,615,655	14,608,819	14,789,877
Expenses:
Management fees	2,514,805	2,424,015	2,330,573	2,436,123
Interest expense	2,740,819	2,639,095	2,357,972	2,259,578
Banking and professional fees	161,257	157,637	35,669	191,500
Other operating expenses	54,990	39,871	102,191	97,700
Total expenses	5,471,871	5,260,618	4,826,405	4,984,901
Net investment income	10,066,435	15,355,037	9,782,414	9,804,976

Net realized gain (loss) from loans	4,125	(485,466)	(6,502,951)	(7,238,790)
Net realized gain (loss) from derivative instruments	76,102	70,865	70,408	(131,922)
Net change in unrealized gain (loss) from loans	(384,483)	(2,205,184)	(451,245)	2,281,235
Net change in unrealized gain (loss) from derivative instruments	(323,193)	(699,692)	(67,233)	126,787
Net realized and change in unrealized loss from loans and derivative instruments	(627,449)	(3,319,477)	(6,951,021)	(4,962,690)
Net increase in net assets resulting from operations	$9,438,986	$12,035,560	$2,831,393	$4,842,286

Amounts per common share:
Net increase in net assets resulting from operations per share	$94.39	$120.36	$28.31	$48.42
Weighted-average shares outstanding	100,000	100,000	100,000	100,000

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

Management’s Annual Report on Internal Control over Financial Reporting
Pursuant to Rules 13a-15d and 15d-15(d) of the Exchange Act, the Fund’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision of and with the participation of the Fund’s management, including its Chief Executive Officer and Chief Financial

Officer, the Fund conducted an evaluation of the effectiveness of its internal control over financial reporting based on the Committee of Sponsoring Organizations of the Treadway Commission 2013 (“COSO 2013”) updated Internal Control - Integrated Framework. Based on its evaluation under the COSO 2013 Internal Control - Integrated Framework, the Fund’s management concluded that its internal control over financial reporting was effective as of December 31, 2020.
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
Changes in Internal Controls
There have not been any changes in the Fund’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the Fund’s fiscal quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.
ITEM 9B.     OTHER INFORMATION
None.

PART III.
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The list of executive officers and biographical information appears in Part I, Item 1 of this Form 10-K.
The information required by this item concerning the directors of the Fund, the structure of its Board of Directors and Section 16(a) compliance will be contained in the Fund’s Proxy Statement filed in connection with the Annual Meeting of Shareholders to be held on May 19, 2021 (“Proxy Statement”) under the captions “Proposal 1 -- To Elect Five Directors of the Fund” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.
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

PART IV.
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
1.     Index to Financial Statements and Financial Statement Schedules
Report of Independent Registered Public Accounting Firm
Statements of Assets and Liabilities as of December 31, 2020 and 2019
Statements of Operations for the years ended December 31, 2020, 2019 and 2018
Statements of Changes in Net Assets for the years ended December 31, 2020, 2019 and 2018
Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018
Schedules of Investments as of December 31, 2020 and 2019
Schedules of Derivative Instruments as of December 31, 2020 and 2019
Notes to Financial Statements
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
VENTURE LENDING & LEASING VIII, INC.
(Registrant)

By:	/S/Maurice C. Werdegar		By:	/S/Judy N. Bornstein
	Maurice C. Werdegar			Judy N. Bornstein
	Chief Executive Officer			Chief Financial Officer
	(Principal Executive Officer)			(Principal Financial Officer)
	Date:	March 15, 2021		Date:	March 15, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	NAME	TITLE	DATE

By:	/S/ Ronald W. Swenson	Chairman & Director	March 15, 2021
Ronald W. Swenson

By:	/S/ Maurice C. Werdegar	CEO & Director	March 15, 2021
Maurice C. Werdegar

By:	/S/ Spiro Constantine Lazarakis	Director	March 15, 2021
Spiro Constantine Lazarakis

By:	/S/ William Russell Miller	Director	March 15, 2021
William Russell Miller

By:	/S/ Arthur C. Spinner	Director	March 15, 2021
Arthur C. Spinner

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholder and the Board of Directors of Venture Lending & Leasing VIII, Inc.

Opinion on the Financial Statements and Financial Highlights

We have audited the accompanying statements of assets and liabilities of Venture Lending & Leasing VIII, Inc. (the "Fund"), including the schedules of investments, as of December 31, 2020 and 2019, and the related statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2020, the financial highlights (presented in Note 11) for each of the five years in the period ended December 31, 2020, and the related notes. In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Fund as of December 31, 2020 and 2019, and the results of its operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2020, and the financial highlights for each of the five years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements and financial highlights are the responsibility of the Fund's management. Our responsibility is to express an opinion on the Fund's financial statements and financial highlights based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Fund in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of loans owned as of December 31, 2020 and 2019, by correspondence with the borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Fair Value — Level 3 Investments — Refer to Note 2 and Note 3 to the financial statements

Critical Audit Matter Description

As of December 31, 2020, the Fund has nonmarketable investments in loans of $264.6 million. There is no readily available market price or secondary market for the loans made by the Fund to its borrowers; hence the Fund determines fair value based on a hypothetical market and the estimates are subject to a higher degree of judgment and uncertainty. The Fund’s loan investments are considered Level 3 fair value measurements in the fair value hierarchy due to the lack of observability over certain significant inputs used in determining fair value.

Certain nonmarketable investments in loans held by the Fund have exhibited indicators of potential credit deterioration subsequent to the initial funding date. The valuation of these loans has an elevated risk profile because the estimates of fair value involve a higher degree of management judgment and uncertainty associated with the expectation of timing and amount of future cash flows under various cash flow scenarios. The valuation of these loans required a high degree of auditor judgment and an increased extent of effort, including the possibility to involve our fair value specialists who possess significant valuation expertise, to evaluate the appropriateness of the model and methodology.

We identified the completeness of loans exhibiting indicators of potential credit deterioration and the valuation of loans exhibiting credit deterioration as a critical audit matter.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the completeness of loans exhibiting indicators of potential credit deterioration and the unobservable inputs used by management to estimate the fair value of the loans with credit deterioration included the following, among others:
a.We tested loan payments throughout the year and subsequent to year end to identify inconsistent payments or missed payments which could indicate a potential credit risk.
b.With the assistance of our fair value specialists, we evaluated the reasonableness of the valuation techniques used by management to estimate fair value.
c.We tested and evaluated the appropriateness of the unobservable inputs by comparing them to external sources, including financial information provided by the borrower, and those used by management in the prior year.

/s/ Deloitte & Touche LLP

March 15, 2021

San Francisco, California

We have served as the auditor of one or more Venture Lending & Leasing investment companies since 2001.

VENTURE LENDING & LEASING VIII, INC.
Statements of Assets and Liabilities
As of December 31, 2020 and 2019

	December 31, 2020	December 31, 2019
ASSETS:
Loans, at estimated fair value
(cost of $288,221,039 and $379,044,418)	$264,629,798	$371,955,824
Cash and cash equivalents	8,751,396	12,569,629
Dividend and interest receivables	3,241,010	4,702,811
Other assets	1,633,669	551,337
Total assets	278,255,873	389,779,601

LIABILITIES:
Borrowings under debt facility	115,500,000	179,000,000
Accrued management fees	1,739,099	2,436,123
Derivative liability	61,242	347,183
Accounts payable and other accrued liabilities	1,221,648	1,411,131
Total liabilities	118,521,989	183,194,437

NET ASSETS:	$159,733,884	$206,585,164

Analysis of Net Assets:

Capital paid in on shares of capital stock	$352,075,000	$314,575,000
Total distributable losses	(192,341,116)	(107,989,836)
Net assets (equivalent to $1,597.34 and $2,065.85 per share based on 100,000 shares of capital stock outstanding - See Note 5 and Note 11)	$159,733,884	$206,585,164

Commitments & Contingent Liabilities:
Unexpired unfunded commitments (See Note 10)	$22,325,000	$77,950,000

See notes to financial statements

VENTURE LENDING & LEASING VIII, INC.
Statements of Operations
For the Years Ended December 31, 2020, 2019 and 2018

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
INVESTMENT INCOME:
Interest on loans	$57,258,140	$65,256,443	$71,143,194
Other interest and other income	532,211	296,214	274,879
Total investment income	57,790,351	65,552,657	71,418,073

EXPENSES:
Management fees	8,166,189	9,705,516	10,774,959
Interest expense	6,005,817	9,997,464	10,163,068
Banking and professional fees	776,328	546,063	462,756
Other operating expenses	228,722	294,752	186,508
Total expenses	15,177,056	20,543,795	21,587,291
Net investment income	42,613,295	45,008,862	49,830,782

Net realized loss from loans	(879,241)	(14,223,082)	(14,285,388)
Net realized gain (loss) from derivative instruments	(922,615)	85,453	(334,834)
Net change in unrealized loss from loans	(16,502,646)	(759,677)	(2,058,044)
Net change in unrealized gain (loss) from derivative instruments	285,941	(963,331)	608,294
Net realized and change in unrealized loss from loans and derivative instruments	(18,018,561)	(15,860,637)	(16,069,972)
Net increase in net assets resulting from operations	$24,594,734	$29,148,225	$33,760,810

Amounts per common share:
Net increase in net assets resulting from operations per share	$245.95	$291.48	$337.61
Weighted-average shares outstanding	100,000	100,000	100,000

See notes to financial statements

VENTURE LENDING & LEASING VIII, INC.
Statements of Changes in Net Assets
For the Years Ended December 31, 2020, 2019 and 2018

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Total Distributable Earnings (Loss)	Net Assets
Balance at December 31, 2017	100,000	$100	$213,074,900	$(48,243,940)	$164,831,060
Net increase in net assets resulting from operations	—	—	—	33,760,810	33,760,810
Contributions by shareholder	—	—	84,500,000	—	84,500,000
Distributions to shareholder	—	—	—	(66,547,919)	(66,547,919)
Balance December 31, 2018	100,000	$100	$297,574,900	$(81,031,049)	$216,543,951
Net increase in net assets resulting from operations	—	—	—	29,148,225	29,148,225
Contributions by shareholder	—	—	17,000,000	—	17,000,000
Distributions to shareholder	—	—	—	(56,107,012)	(56,107,012)
Balance December 31, 2019	100,000	$100	$314,574,900	$(107,989,836)	$206,585,164
Net increase in net assets resulting from operations	—	—	—	24,594,734	24,594,734
Contributions by shareholder	—	—	37,500,000	—	37,500,000
Distributions to shareholder	—	—	—	(108,946,014)	(108,946,014)
Balance December 31, 2020	100,000	$100	$352,074,900	$(192,341,116)	$159,733,884

See notes to financial statements

VENTURE LENDING & LEASING VIII, INC.
Statements of Cash Flows
For the Years Ended December 31, 2020, 2019 and 2018

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2020	December 31, 2019(a)	December 31, 2018(a)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets resulting from operations	$24,594,734	$29,148,225	$33,760,810
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized loss from loans	879,241	14,223,082	14,285,388
Net realized (gain) loss from derivative instruments	922,615	(85,453)	334,834
Net change in unrealized loss from loans	16,502,646	759,677	2,058,044
Net change in unrealized (gain) loss from derivative instruments	(285,941)	963,331	(608,294)
Amortization of deferred costs related to borrowing facility and interest rate cap agreement	567,195	552,504	625,846
Net (increase) decrease in dividend and interest receivables	1,461,801	53,221	(1,037,696)
Net (increase) decrease in other assets	(37,386)	134,941	792,606
Net increase (decrease) in accounts payable, other accrued liabilities and accrued management fees	(886,507)	(1,588,650)	1,535,156
Origination of loans	(96,050,000)	(169,975,000)	(275,189,805)
Principal payments on loans	172,266,188	161,002,120	154,087,687
Accretion of discount on loans	11,194,416	12,956,810	13,576,430
Acquisition of equity securities	(5,012,479)	(11,298,994)	(15,635,515)
Net cash provided by (used in) operating activities	126,116,523	36,845,814	(71,414,509)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to shareholder	(101,400,000)	(36,750,000)	(48,000,000)
Contributions from shareholder	37,500,000	17,000,000	84,500,000
Borrowings under debt facility	83,500,000	48,500,000	90,500,000
Repayments of borrowings under debt facility	(147,000,000)	(72,500,000)	(44,000,000)
Payments made for derivative instruments	(922,615)	(142,635)	(102,165)
Payment received from derivative instruments	—	228,088	25,318
Payments of bank facility fees and costs	(1,612,141)	—	—
Net cash provided by (used in) financing activities	(129,934,756)	(43,664,547)	82,923,153
Net increase (decrease) in cash and cash equivalents	(3,818,233)	(6,818,733)	11,508,644
CASH AND CASH EQUIVALENTS:
Beginning of year	12,569,629	19,388,362	7,879,718
End of year	$8,751,396	$12,569,629	$19,388,362

SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE YEAR:
Interest - Debt facility	$5,375,812	$11,499,187	$8,128,818
NON-CASH OPERATING AND FINANCING ACTIVITIES:
Distributions of equity securities and convertible notes to shareholder	$7,546,014	$19,357,012	$18,547,918
Receipt of equity securities and convertible notes as repayment of loans	$2,533,535	$8,058,018	$2,912,403
(a) Certain prior period information has been disclosed to conform to current presentation.
See notes to financial statements

VENTURE LENDING & LEASING VIII, INC.
Schedule of Investments
As of December 31, 2020

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Final Maturity Date

Biotechnology
	Antheia, Inc.		Senior Secured	11.5%		$ 1,220,291	$ 1,206,345	$ 1,206,345	12/1/2022
	Antheia, Inc.		Senior Secured	11.5%		1,219,076	1,181,003	1,181,003	12/1/2022
	Antheia, Inc. Subtotal					2,439,367	2,387,348	2,387,348
	Driver Bioengineering, Inc.		Senior Secured	11.0%		349,663	311,553	311,553	4/1/2023
	Driver Bioengineering, Inc.		Senior Secured	11.0%		866,600	849,310	849,310	6/1/2023
	Driver Bioengineering, Inc. Subtotal					1,216,263	1,160,863	1,160,863
	Orpheus Therapeutics, Inc.		Senior Secured	18.0%		178,510	174,288	-	*
	Quartzy, Inc.		Senior Secured	12.0%		1,113,593	1,083,782	1,083,782	7/1/2024
	Quartzy, Inc.		Senior Secured	12.0%		1,113,211	1,085,490	1,085,490	5/1/2024
	Quartzy, Inc.		Senior Secured	12.0%		722,540	648,418	648,418	8/1/2023
	Quartzy, Inc. Subtotal					2,949,344	2,817,690	2,817,690
Biotechnology Total		4.0%				$ 6,783,484	$ 6,540,189	$ 6,365,901

Computers & Storage
	Canary Connect, Inc.		Senior Secured	12.8%		$ 2,256,808	$ 2,199,490	$ 2,199,490	3/1/2023
	Fetch Robotics, Inc.		Senior Secured	12.0%		7,418,932	7,104,656	7,104,656	6/1/2024
Computers & Storage Total		5.8%				$ 9,675,740	$ 9,304,146	$ 9,304,146

Internet
	Ainsly, Inc. ** ^		Senior Secured	12.5%		$ 247,340	$ 217,309	$ 217,309	9/1/2023
	Ainsly, Inc. ** ^		Senior Secured	12.5%		173,207	173,207	173,207	8/1/2022
	Ainsly, Inc. ** ^		Senior Secured	12.5%		519,587	490,896	490,896	8/1/2022
	Ainsly, Inc. ** ^ Subtotal					940,134	881,412	881,412
	Amino Payments, Inc.		Senior Secured	10.8%		830,084	794,625	669,630	*
	Bombfell, Inc.		Senior Secured	11.0%		597,384	297,205	3,748	*
	Cesium, Inc.		Senior Secured	10.3%		105,348	103,881	103,881	1/1/2023
	Cesium, Inc.		Senior Secured	10.3%		210,624	200,481	200,481	1/1/2023
	Cesium, Inc. Subtotal					315,972	304,362	304,362
	Clearsurance, Inc.		Senior Secured	10.3%		745,288	731,486	731,486	9/1/2021
	Daily Muse, Inc.		Senior Secured	11.0%		3,699,267	3,668,202	3,668,202	1/1/2022
	FLYR, Inc.		Senior Secured	11.7%		2,054,116	1,979,219	1,278,551	1/1/2022
	iZENEtech, Inc. ** ^		Senior Secured	11.0%		1,081,192	1,076,408	1,076,408	6/1/2021
	iZENEtech, Inc. ** ^		Senior Secured	11.0%		184,334	183,583	183,583	1/1/2021
	iZENEtech, Inc. ** ^ Subtotal					1,265,526	1,259,991	1,259,991
	Lenddo International ** ^		Senior Secured	18.0%		795,048	544,703	19,966	*
	Lukla, Inc.		Senior Secured	12.5%		247,208	237,422	237,422	6/1/2023
	Lukla, Inc.		Senior Secured	12.5%		407,447	363,868	363,868	12/1/2022
	Lukla, Inc. Subtotal					654,655	601,290	601,290
	Masse, Inc.		Senior Secured	18.0%		304,001	144,008	10,000	*

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Final Maturity Date
	Merchbar, Inc.		Senior Secured	11.8%		451,293	430,995	430,995	3/1/2023
	MyPizza Technologies, Inc.		Senior Secured	11.5%		4,943,040	4,784,040	4,784,040	12/1/2023
	MyPizza Technologies, Inc.		Senior Secured	11.5%		2,471,842	2,436,444	2,436,444	2/1/2024
	MyPizza Technologies, Inc. Subtotal					7,414,882	7,220,484	7,220,484
	Nimble Rx, Inc.		Senior Secured	12.0%		1,236,949	1,188,381	1,188,381	11/1/2023
	Nimble Rx, Inc.		Senior Secured	12.0%		1,091,906	999,055	999,055	2/1/2023
	Nimble Rx, Inc. Subtotal					2,328,855	2,187,436	2,187,436
	OneLocal, Inc. ** ^		Senior Secured	12.3%		301,162	295,353	295,353	3/1/2023
	OneLocal, Inc. ** ^		Senior Secured	12.3%		301,150	296,454	296,454	3/1/2023
	OneLocal, Inc. ** ^		Senior Secured	12.3%		301,078	281,207	281,207	3/1/2023
	OneLocal, Inc. ** ^ Subtotal					903,390	873,014	873,014
	Osix Corporation		Senior Secured	12.3%		43,214	40,351	40,351	12/1/2021
	RenoFi, Inc.		Senior Secured	12.0%		247,292	231,778	231,778	6/1/2023
	RenoFi, Inc.		Senior Secured	12.0%		247,427	242,330	242,330	6/1/2023
	RenoFi, Inc. Subtotal					494,719	474,108	474,108
	Residently USA, LLC ** ^		Senior Secured	12.0%		873,899	789,139	789,139	2/1/2023
	Residently USA, LLC ** ^		Senior Secured	12.0%		371,000	371,000	371,000	12/1/2023
	Residently USA, LLC ** ^ Subtotal					1,244,899	1,160,139	1,160,139
	Serface Care, Inc.		Senior Secured	12.3%		961,139	566,912	21,201	*
	Shadow, PBC		Senior Secured	11.5%		470,556	441,930	441,930	10/1/2022
	SpotOn Computing, Inc.		Senior Secured	18.0%		1,893,528	1,853,788	792,634	*
	Stay Alfred, Inc.		Senior Secured	18.0%		10,932,368	8,846,733	1,262,774	*
	Verishop, Inc.		Senior Secured	12.0%		2,472,054	2,437,550	2,437,550	12/1/2023
	Verishop, Inc.		Senior Secured	12.0%		2,471,119	2,366,934	2,366,934	12/1/2023
	Verishop, Inc. Subtotal					4,943,173	4,804,484	4,804,484
Internet Total		18.3%				$ 44,283,491	$ 40,106,877	$ 29,138,188

Medical Devices
	Ablacon, Inc.		Senior Secured	11.0%		$ 2,256,537	$ 2,168,757	$ 2,168,757	3/1/2023
	Ablacon, Inc.		Senior Secured	11.0%		2,257,368	2,224,508	2,224,508	3/1/2023
	Ablacon, Inc. Subtotal					4,513,905	4,393,265	4,393,265
	Anutra Medical, Inc.		Senior Secured	12.0%		188,448	182,138	182,138	10/1/2022
	CytoVale, Inc.		Senior Secured	12.0%		494,475	470,113	470,113	10/1/2023
	CytoVale, Inc.		Senior Secured	12.0%		304,420	301,225	301,225	7/1/2022
	CytoVale, Inc.		Senior Secured	12.0%		362,240	358,640	358,640	6/1/2022
	CytoVale, Inc.		Senior Secured	12.0%		306,253	296,276	296,276	3/1/2022
	CytoVale, Inc.		Senior Secured	12.0%		494,687	485,502	485,502	11/1/2023
	CytoVale, Inc. Subtotal					1,962,075	1,911,756	1,911,756
	eXo Imaging, Inc.		Senior Secured	11.8%		1,978,816	1,837,427	1,837,427	9/1/2023
	eXo Imaging, Inc.		Senior Secured	11.8%		1,974,541	1,930,965	1,930,965	9/1/2023
	eXo Imaging, Inc. Subtotal					3,953,357	3,768,392	3,768,392
	Medrobotics Corporation, Inc.		Senior Secured	18.0%		10,000,000	8,793,564	3,275,462	*

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Final Maturity Date
	RadiAction Ltd. ** ^		Senior Secured	11.5%		361,800	354,634	354,634	10/1/2021
	RadiAction Ltd. ** ^		Senior Secured	11.5%		562,882	557,426	557,426	4/1/2022
	RadiAction Ltd. ** ^ Subtotal					924,682	912,060	912,060
	Renovia, Inc.		Senior Secured	10.5%		7,869,790	7,157,643	7,157,643	1/1/2023
Medical Devices Total		13.5%				$ 29,412,257	$ 27,118,818	$ 21,600,716

Other Healthcare
	Caredox, Inc.		Senior Secured	11.8%		$ 775,417	$ 762,534	$ 762,534	7/1/2022
	Clover Health Investments Corporation		Senior Secured	11.0%		9,033,546	8,792,010	8,792,010	3/1/2022
	Clover Health Investments Corporation		Senior Secured	11.3%		6,428,843	6,428,843	6,428,843	10/1/2022
	Clover Health Investments Corporation Subtotal					15,462,389	15,220,853	15,220,853
	Emerald Cloud Lab, Inc.		Senior Secured	11.8%		1,052,899	1,011,549	1,011,549	12/1/2021
	GoForward, Inc.		Senior Secured	11.5%		3,094,971	3,004,838	3,004,838	6/1/2024
	GoForward, Inc.		Senior Secured	11.5%		6,181,238	5,735,573	5,735,573	9/1/2023
	GoForward, Inc. Subtotal					9,276,209	8,740,411	8,740,411
	Grin, Inc.		Senior Secured	12.0%		494,743	484,898	484,898	1/1/2024
	Grin, Inc.		Senior Secured	12.0%		989,140	944,177	944,177	10/1/2023
	Grin, Inc. Subtotal					1,483,883	1,429,075	1,429,075
	Hello Heart Inc.		Senior Secured	10.8%		255,287	251,669	251,669	7/1/2021
	Hello Heart Inc.		Senior Secured	10.8%		540,088	536,623	536,623	10/1/2021
	Hello Heart Inc.		Senior Secured	11.0%		932,214	919,531	919,531	4/1/2023
	Hello Heart Inc.		Senior Secured	11.0%		742,816	730,145	730,145	11/1/2023
	Hello Heart Inc.		Senior Secured	11.0%		1,164,939	1,115,829	1,115,829	4/1/2023
	Hello Heart Inc. Subtotal					3,635,344	3,553,797	3,553,797
	HumanAPI, Inc.		Senior Secured	11.8%		1,129,747	1,086,210	1,086,210	10/1/2022
	HumanAPI, Inc.		Senior Secured	11.8%		421,960	416,785	416,785	1/1/2023
	HumanAPI, Inc. Subtotal					1,551,707	1,502,995	1,502,995
	mPharma Data, Inc. ** ^		Senior Secured	10.0%		38,140	38,071	38,071	3/1/2021
	mPharma Data, Inc. ** ^		Senior Secured	10.0%		1,082,690	1,071,090	1,071,090	11/1/2021
	mPharma Data, Inc. ** ^ Subtotal					1,120,830	1,109,161	1,109,161
	Myolex, Inc.		Senior Secured	18.0%		762,531	726,537	211,873	*
	Naked Biome, Inc.		Senior Secured	18.0%		523,049	419,422	-	*
	Robin Care, Inc.		Senior Secured	11.5%		438,538	414,825	414,825	12/1/2021
	Sparta Software Corporation		Senior Secured	11.5%	2.2%	304,794	297,802	297,802	5/1/2022
	Therapydia, Inc.		Senior Secured	11.5%		216,666	213,232	213,232	1/1/2023
	Therapydia, Inc.		Senior Secured	12.5%	1.7%	106,892	106,892	106,892	6/1/2023
	Therapydia, Inc.		Senior Secured	11.5%		177,330	169,271	169,271	8/1/2022
	Therapydia, Inc.		Senior Secured	12.0%	1.7%	97,822	92,394	92,394	3/1/2023
	Therapydia, Inc.		Senior Secured	11.5%		208,955	205,760	205,760	12/1/2022
	Therapydia, Inc. Subtotal					807,665	787,549	787,549
Other Healthcare Total		21.9%				$ 37,195,255	$ 35,976,510	$ 35,042,424

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Final Maturity Date
Other Technology
	Abiquo Group, Inc. ** ^		Senior Secured	12.0%		$ 128,914	$ 126,753	$ 126,753	7/1/2021
	Aclima, Inc.		Senior Secured	11.9%		1,089,754	1,004,090	1,004,090	4/1/2022
	Aclima, Inc.		Senior Secured	12.0%		1,979,808	1,731,899	1,731,899	10/1/2023
	Aclima, Inc. Subtotal					3,069,562	2,735,989	2,735,989
	Antitoxin Technologies Inc. ** ^		Senior Secured	11.5%		361,110	344,164	344,164	9/1/2022
	Apollo Flight Research Inc.		Senior Secured	11.0%		210,893	207,995	207,995	1/1/2023
	Apollo Flight Research Inc.		Senior Secured	11.0%		313,128	304,774	304,774	6/1/2022
	Apollo Flight Research Inc. Subtotal					524,021	512,769	512,769
	ATeam Army, Inc.		Senior Secured	12.0%		1,165,134	1,109,842	1,109,842	4/1/2023
	Beanfields, PBC		Senior Secured	12.5%		789,585	759,532	759,532	3/1/2023
	Beanfields, PBC		Senior Secured	12.5%		564,609	553,012	553,012	3/1/2023
	Beanfields, PBC Subtotal					1,354,194	1,312,544	1,312,544
	Benson Hill Bio, Inc.		Senior Secured	12.5%		9,883,793	9,205,314	9,205,314	5/1/2024
	Brightside Benefit, Inc.		Senior Secured	12.1%		464,870	446,579	446,579	9/1/2022
	Brightside Benefit, Inc.		Senior Secured	12.4%		774,623	764,814	764,814	3/1/2023
	Brightside Benefit, Inc. Subtotal					1,239,493	1,211,393	1,211,393
	BW Industries, Inc.		Senior Secured	11.8%		1,770,873	1,642,182	1,642,182	5/1/2023
	BW Industries, Inc.		Senior Secured	11.8%		1,823,172	1,792,512	1,792,512	6/1/2023
	BW Industries, Inc. Subtotal					3,594,045	3,434,694	3,434,694
	Consumer Physics, Inc. ** ^		Senior Secured	11.0%		538,240	527,610	490,311	12/1/2021
	DOSH Holdings, Inc.		Senior Secured	0.0%		700,000	514,745	514,745	*
	Eguana Technologies, Inc. ** ^		Senior Secured	12.5%		924,922	892,458	892,458	2/1/2022
	Finiks, Inc.		Senior Secured	2.7%		667,500	27,115	44,731	*
	Fitplan, Inc. ** ^		Senior Secured	12.5%		1,226,870	1,086,325	1,058,116	*
	Flo Water, Inc.		Senior Secured	11.4%		170,441	168,913	168,913	5/1/2021
	Flo Water, Inc.		Senior Secured	11.8%		1,978,592	1,884,544	1,884,544	12/1/2023
	Flo Water, Inc. Subtotal					2,149,033	2,053,457	2,053,457
	Gap Year Global, Inc.		Senior Secured	18.0%		90,768	86,359	-	*
	Heartwork, Inc.		Senior Secured	18.0%		379,462	371,981	27,353	*
	Higher Ground Education, Inc.		Senior Secured	12.5%		481,455	473,834	473,834	8/1/2023
	Higher Ground Education, Inc.		Senior Secured	12.5%		442,838	436,301	436,301	5/1/2023
	Higher Ground Education, Inc.		Senior Secured	12.5%		1,289,010	1,270,861	1,270,861	4/1/2023
	Higher Ground Education, Inc.		Senior Secured	12.5%		1,946,804	1,865,641	1,865,641	1/1/2023
	Higher Ground Education, Inc. Subtotal					4,160,107	4,046,637	4,046,637
	Hint, Inc.		Senior Secured	11.0%		278,952	276,573	276,573	3/1/2021
	Hint, Inc.		Senior Secured	12.0%		4,944,981	4,446,655	4,446,655	6/1/2023
	Hint, Inc.		Senior Secured	11.0%		727,671	706,141	706,141	8/1/2021
	Hint, Inc.		Senior Secured	11.0%		639,224	639,224	639,224	7/1/2021
	Hint, Inc. Subtotal					6,590,828	6,068,593	6,068,593
	Jiko Group, Inc.		Senior Secured	12.0%		3,463,686	3,318,065	3,318,065	6/1/2023
	Kogniz, Inc.		Senior Secured	12.8%		220,052	203,327	203,327	3/1/2022
	Lambda School, Inc.		Senior Secured	11.3%		2,474,403	2,474,403	2,474,403	8/1/2023
	Lambda School, Inc.		Senior Secured	11.3%		4,948,041	4,701,574	4,701,574	7/1/2023
	Lambda School, Inc. Subtotal					7,422,444	7,175,977	7,175,977

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Final Maturity Date
	LanzaTech New Zealand Ltd.		Senior Secured	13.3%		285,170	284,714	284,714	3/1/2021
	Make School, Inc.		Senior Secured	11.3%		291,677	287,406	287,406	8/1/2021
	Neuehouse, LLC		Senior Secured	12.0%		1,750,000	1,292,765	1,292,765	*
	Nevada Nanotech Systems, Inc.		Senior Secured	12.0%		222,226	217,658	217,658	6/1/2021
	NewGlobe Schools, Inc. ** ^		Senior Secured	12.5%		2,769,725	2,695,080	2,695,080	8/1/2022
	NewGlobe Schools, Inc. ** ^		Senior Secured	12.5%		3,459,803	3,315,571	3,315,571	8/1/2023
	NewGlobe Schools, Inc. ** ^ Subtotal					6,229,528	6,010,651	6,010,651
	Northern Quinoa Production Corporation ** ^		Senior Secured	10.7%		6,010,527	5,771,260	5,352,659	12/1/2022
	Noteleaf, Inc.		Senior Secured	12.5%		2,277,124	2,161,761	1,028,982	*
	Opya, Inc.		Senior Secured	12.0%		1,188,091	1,155,377	1,155,377	11/1/2023
	Ozy Media, Inc.		Senior Secured	12.8%		2,470,510	2,383,782	2,383,782	6/1/2023
	PDQ Enterprises LLC **		Senior Secured	11.0%		240,964	240,531	240,531	2/1/2021
	Percepto, Inc.		Senior Secured	12.2%		1,799,336	1,721,548	1,721,548	4/1/2023
	Pitzi, Ltd. ** ^		Senior Secured	12.0%		482,870	376,812	376,812	11/1/2023
	Pitzi, Ltd. ** ^		Senior Secured	12.0%		1,483,727	1,435,741	1,435,741	4/1/2024
	Pitzi, Ltd. ** ^ Subtotal					1,966,597	1,812,553	1,812,553
	Plant Prefab, Inc.		Senior Secured	11.0%		1,045,516	999,473	999,473	8/1/2022
	Platform Science, Inc.		Senior Secured	12.0%		623,171	601,043	601,043	2/1/2022
	Plenty Unlimited, Inc.		Senior Secured	9.0%	11.7%	159,868	159,505	159,505	1/1/2021
	Plenty Unlimited, Inc.		Senior Secured	9.0%	9.4%	217,703	217,280	217,280	3/1/2021
	Plenty Unlimited, Inc.		Senior Secured	9.0%	11.7%	1,103,738	1,089,466	1,089,466	9/1/2021
	Plenty Unlimited, Inc. Subtotal					1,481,309	1,466,251	1,466,251
	Plethora, Inc.		Senior Secured	11.2%		2,272,587	2,152,867	2,152,867	7/1/2022
	Romaine Empire, Inc.		Senior Secured	12.3%		5,454,020	5,227,539	5,227,539	7/1/2023
	Saltbox, Inc.		Senior Secured	12.3%		423,968	408,719	408,719	6/1/2023
	SMS OPCO LLC		Senior Secured	8.0%		36,875	18,125	18,125	*
	Strong Arm Technologies, Inc.		Senior Secured	12.0%		209,338	207,281	207,281	5/1/2021
	Sustainable Living Partners, LLC		Senior Secured	12.5%		4,479,984	3,999,116	3,999,116	8/1/2023
	Terramera, Inc. ** ^		Senior Secured	12.0%		275,821	272,706	272,706	4/1/2021
	Terramera, Inc. ** ^		Senior Secured	12.0%		137,941	137,444	137,444	4/1/2021
	Terramera, Inc. ** ^ Subtotal					413,762	410,150	410,150
	Theatro Labs, Inc.		Senior Secured	12.0%		888,982	873,903	873,903	8/1/2022
	UniEnergy Technologies LLC		Senior Secured	12.3%		1,351,234	1,309,132	874,137	*
	Veev Group, Inc.		Senior Secured	12.5%		1,235,419	1,122,426	1,122,426	6/1/2023
	Veev Group, Inc.		Senior Secured	12.5%		3,707,038	3,648,365	3,648,365	6/1/2023
	Veev Group, Inc.		Senior Secured	12.5%		432,783	424,481	424,481	12/1/2021
	Veev Group, Inc. Subtotal					5,375,240	5,195,272	5,195,272
	Velo Holdings Limited		Senior Secured	12.0%		2,471,720	2,252,248	1,985,209	*
	Virtuix Holdings, Inc.		Senior Secured	12.3%		141,134	139,438	117,049	4/1/2022
	Welcome Tech, Inc.		Senior Secured	10.5%		578,778	545,308	545,308	5/1/2022
	Wheels Labs, Inc.		Senior Secured	12.5%		3,115,612	3,051,198	3,051,198	8/1/2022
	Wine Plum, Inc.		Senior Secured	12.5%		723,778	701,625	701,625	9/1/2022
Other Technology Total		60.4%				$ 105,672,936	$ 99,264,805	$ 96,510,123

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Final Maturity Date
Security
	Axonius, Inc.		Senior Secured	12.0%		$ 164,208	$ 161,820	$ 161,820	9/1/2021
	Karamba Security Ltd. ** ^		Senior Secured	12.0%		942,140	893,736	893,736	6/1/2022
	Nok Nok Labs, Inc.		Senior Secured	12.5%		540,071	533,246	533,246	6/1/2022
	Safetrust Holdings, Inc.		Senior Secured	12.5%		249,930	186,010	186,010	8/1/2021
Security Total		1.1%				$ 1,896,349	$ 1,774,812	$ 1,774,812

Semiconductors & Equipment
	ETA Compute, Inc.		Senior Secured	12.0%		$ 596,190	$ 585,915	$ 585,915	11/1/2021
	Innophase, Inc.		Senior Secured	11.8%		665,278	662,301	662,301	6/1/2021
	Innophase, Inc.		Senior Secured	11.8%		1,551,410	1,537,272	1,537,272	6/1/2021
	Innophase, Inc. Subtotal					2,216,688	2,199,573	2,199,573
Semiconductors & Equipment Total		1.8%				$ 2,812,878	$ 2,785,488	$ 2,785,488

Software
	Aptible, Inc.		Senior Secured	11.8%		$ 17,356	$ 17,308	$ 17,308	2/1/2021
	ArborMetrix, Inc.		Senior Secured	12.5%		741,595	721,872	721,872	9/1/2023
	ArborMetrix, Inc.		Senior Secured	11.5%		577,973	577,973	577,973	6/1/2022
	ArborMetrix, Inc.		Senior Secured	12.5%		1,482,031	1,424,994	1,424,994	9/1/2023
	ArborMetrix, Inc.		Senior Secured	11.5%		2,022,100	1,976,670	1,976,670	6/1/2022
	ArborMetrix, Inc. Subtotal					4,823,699	4,701,509	4,701,509
	Blockdaemon, Inc.		Senior Secured	11.3%		156,750	153,047	153,047	6/1/2022
	Blockdaemon, Inc.		Senior Secured	11.3%		72,916	70,543	70,543	8/1/2021
	Blockdaemon, Inc. Subtotal					229,666	223,590	223,590
	Bloomboard, Inc.		Senior Secured	11.5%		2,542,024	1,225,605	1,132,676	*
	Canary Technologies Corporation		Senior Secured	11.5%		247,338	234,633	234,633	6/1/2023
	Censia Inc.		Senior Secured	11.0%		751,876	723,062	723,062	10/1/2022
	Cloudleaf, Inc.		Senior Secured	12.0%		1,445,065	1,360,260	1,360,260	8/1/2023
	Cloudleaf, Inc.		Senior Secured	12.0%		739,000	724,597	724,597	9/1/2024
	Cloudleaf, Inc.		Senior Secured	12.0%		302,692	297,928	297,928	9/1/2021
	Cloudleaf, Inc. Subtotal					2,486,757	2,382,785	2,382,785
	DealPath, Inc.		Senior Secured	11.0%		289,086	287,577	287,577	5/1/2021
	Dynamics, Inc.		Senior Secured	12.5%		2,208,811	2,106,703	2,106,703	8/1/2021
	Eskalera, Inc.		Senior Secured	10.5%		902,496	877,642	877,642	3/1/2023
	Estify, Inc.		Senior Secured	18.0%		842,819	737,672	154,458	*
	Fortress IQ, Inc.		Senior Secured	11.3%		253,904	249,744	249,744	11/1/2021
	GoFormz, Inc.		Senior Secured	12.0%		232,837	229,478	229,478	6/1/2021
	ICX Media, Inc.		Senior Secured	12.5%		247,171	242,814	242,814	7/1/2023
	ICX Media, Inc.		Senior Secured	12.5%		240,098	236,153	236,153	5/1/2023
	ICX Media, Inc.		Senior Secured	12.5%		298,886	285,701	285,701	5/1/2022
	ICX Media, Inc. Subtotal					786,155	764,668	764,668
	Invoice2Go, Inc.		Senior Secured	11.8%		240,887	239,594	239,594	4/1/2021
	Invoice2Go, Inc.		Senior Secured	11.8%		206,485	206,485	206,485	4/1/2021
	Invoice2Go, Inc.		Senior Secured	12.0%		989,150	806,149	806,149	3/1/2024
	Invoice2Go, Inc.		Senior Secured	12.0%		988,822	957,755	957,755	6/1/2023

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Final Maturity Date
	Invoice2Go, Inc.		Senior Secured	12.0%		902,702	892,679	892,679	3/1/2023
	Invoice2Go, Inc.		Senior Secured	12.0%		783,778	776,169	776,169	11/1/2022
	Invoice2Go, Inc.		Senior Secured	12.0%		660,026	654,481	654,481	7/1/2022
	Invoice2Go, Inc.		Senior Secured	12.0%		531,244	498,925	498,925	3/1/2022
	Invoice2Go, Inc.		Senior Secured	11.8%		240,892	240,892	240,892	4/1/2021
	Invoice2Go, Inc.		Senior Secured	12.0%		989,486	944,616	944,616	6/1/2024
	Invoice2Go, Inc. Subtotal					6,533,472	6,217,745	6,217,745
	Ipolipo, Inc.		Senior Secured	12.0%		2,066,199	1,943,195	1,476,836	6/1/2022
	Lucideus, Inc.		Senior Secured	12.0%		436,842	411,722	411,722	2/1/2023
	Medable, Inc.		Senior Secured	12.0%		1,746,992	1,657,497	1,657,497	2/1/2023
	Medable, Inc.		Senior Secured	12.0%		873,608	862,217	862,217	2/1/2023
	Medable, Inc. Subtotal					2,620,600	2,519,714	2,519,714
	Metarail, Inc.		Senior Secured	12.0%		735,278	723,738	487,382	7/1/2023
	Metawave Corporation		Senior Secured	12.0%		608,751	595,704	595,704	7/1/2022
	Migo Money, Inc. ** ^		Senior Secured	12.5%		266,341	266,341	266,341	3/1/2022
	Migo Money, Inc. ** ^		Senior Secured	12.3%		324,019	313,653	313,653	12/1/2021
	Migo Money, Inc. ** ^ Subtotal					590,360	579,994	579,994
	OrderGroove, Inc.		Senior Secured	12.0%		4,755,473	4,424,662	4,424,662	4/1/2024
	Owl Cameras, Inc.		Senior Secured	18.0%		605,050	310,170	308,414	*
	PlushCare, Inc.		Senior Secured	11.8%		595,693	579,013	579,013	5/1/2022
	PlushCare, Inc.		Senior Secured	11.8%		447,140	441,429	441,429	5/1/2022
	PlushCare, Inc. Subtotal					1,042,833	1,020,442	1,020,442
	Resilio, Inc.		Senior Secured	12.8%		46,851	46,851	46,851	5/1/2021
	Resilio, Inc.		Senior Secured	12.8%		28,407	27,431	27,431	3/1/2021
	Resilio, Inc. Subtotal					75,258	74,282	74,282
	Splitwise, Inc.		Senior Secured	12.3%		407,224	393,458	393,458	12/1/2022
	Swivel, Inc.		Senior Secured	12.0%		173,702	173,702	173,702	10/1/2022
	Swivel, Inc.		Senior Secured	12.0%		159,432	152,178	152,178	8/1/2022
	Swivel, Inc. Subtotal					333,134	325,880	325,880
	Trendalytics Innovation Labs, Inc.		Senior Secured	12.8%		189,070	177,064	156,140	6/1/2022
	Truthset, Inc.		Senior Secured	10.5%		327,294	308,736	308,736	2/1/2023
	Truthset, Inc.		Senior Secured	10.5%		360,505	360,505	360,505	5/1/2023
	Truthset, Inc. Subtotal					687,799	669,241	669,241
	VenueNext, Inc.		Senior Secured	0.0%		1,016,143	938,226	751,086	*
	Venuetize, Inc.		Senior Secured	12.3%		130,209	123,167	123,167	4/1/2022
	Workspot, Inc.		Senior Secured	12.0%		518,863	493,458	493,458	8/1/2022
	Workspot, Inc.		Senior Secured	12.0%		246,296	239,558	239,558	9/1/2021
	Workspot, Inc.		Senior Secured	12.0%		565,294	555,453	555,453	10/1/2022
	Workspot, Inc. Subtotal					1,330,453	1,288,469	1,288,469
Software Total		22.5%				$ 40,778,972	$ 37,498,849	$ 35,910,171

Technology Services
	Blazent, Inc.		Senior Secured	12.0%		$ 1,464,421	$ 989,830	$ 768,564	*
	CloudIQ Ltd. ** ^		Senior Secured	12.0%		1,156,720	1,108,942	906,974	12/1/2021
	Dolly, Inc.		Senior Secured	12.1%		530,265	514,590	514,590	5/1/2021

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Final Maturity Date
	Klar Holdings Limited ** ^		Senior Secured	14.2%	4.0%	248,885	235,790	235,790	7/1/2023
	Klar Holdings Limited ** ^		Senior Secured	12.5%		188,627	161,586	161,586	10/1/2022
	Klar Holdings Limited ** ^ Subtotal					437,512	397,376	397,376
	Leap Services, Inc.		Senior Secured	12.0%		314,353	305,005	305,005	6/1/2022
	Lifit, Inc. ** ^		Senior Secured	12.0%		345,793	329,478	329,478	8/1/2022
	Lifit, Inc. ** ^		Senior Secured	12.0%		376,772	371,984	371,984	10/1/2022
	Lifit, Inc. ** ^ Subtotal					722,565	701,462	701,462
	Loansnap Holdings Inc. **		Senior Secured	11.0%		2,236,556	2,118,234	1,913,394	12/1/2022
	PayJoy, Inc. **		Senior Secured	10.0%		288,795	284,794	284,794	8/1/2021
	Relimetrics, Inc.		Senior Secured	11.3%		173,675	169,806	169,806	1/1/2022
	Riffyn, Inc.		Senior Secured	11.5%		110,635	110,147	110,147	6/1/2021
	Riffyn, Inc.		Senior Secured	11.5%		112,218	111,492	111,492	3/1/2021
	Riffyn, Inc. Subtotal					222,853	221,639	221,639
	Solugen, Inc.		Senior Secured	11.0%		1,054,706	1,038,103	1,038,103	1/1/2023
	Solugen, Inc.		Senior Secured	11.0%		2,107,961	2,007,714	2,007,714	1/1/2023
	Solugen, Inc.		Senior Secured	11.0%		1,054,189	1,041,250	1,041,250	1/1/2023
	Solugen, Inc. Subtotal					4,216,856	4,087,067	4,087,067
	Thrive Financial, Inc. **		Senior Secured	11.5%		752,761	724,585	724,585	10/1/2022
	Thrive Financial, Inc. **		Senior Secured	9.3%		247,981	247,981	247,981	11/1/2023
	Thrive Financial, Inc. ** Subtotal					1,000,742	972,566	972,566
	TrueFacet, Inc.		Senior Secured	18.0%		871,610	839,387	-	*
	Zeel Networks, Inc.		Senior Secured	11.0%		2,531,182	2,468,819	2,283,564	3/1/2022
Technology Services Total		8.5%				$ 16,168,105	$ 15,179,517	$ 13,526,801

Wireless
	AirVine Scientific, Inc.		Senior Secured	12.0%		$ 90,366	$ 86,490	$ 86,490	9/1/2022
	AirVine Scientific, Inc.		Senior Secured	12.0%		90,429	88,728	88,728	9/1/2022
	AirVine Scientific, Inc. Subtotal					180,795	175,218	175,218
	Parallel Wireless, Inc.		Senior Secured	11.8%		6,428,736	6,168,641	6,168,641	6/1/2023
	Parallel Wireless, Inc.		Senior Secured	11.8%		3,215,575	3,162,405	3,162,405	9/1/2023
	Parallel Wireless, Inc.		Senior Secured	11.8%		3,215,116	3,164,764	3,164,764	8/1/2023
	Parallel Wireless, Inc. Subtotal					12,859,427	12,495,810	12,495,810
Wireless Total		7.9%				$ 13,040,222	$ 12,671,028	$ 12,671,028
Grand Total		165.7%				$ 307,719,689	$ 288,221,039	$ 264,629,798

* As of December 31, 2020, loans with a cost basis of $37.3 million and a fair value of $16.2 million were classified as non-accrual. These loans have been accelerated from their original maturity and are due in their entirety. During the period for which these loans have been on non-accrual status, no interest income has been recognized.

** Indicates assets that the Fund deems “non-qualifying assets.” As of December 31, 2020, 10.8% of the Fund’s total assets represented non-qualifying assets. Under Section 55(a) of the 1940 Act, the Fund is prohibited from acquiring any additional non-qualifying assets unless, at the time of acquisition, certain specified qualifying assets (e.g., securities issued by an “eligible portfolio company,” as defined in Section 2(a)(46)) represent at least 70% of its total assets. As part of this calculation, the numerator consists of the value of the Fund’s investments in all eligible portfolio companies and the denominator consists of total assets less those assets described in Section 55(a)(7) of the 1940 Act.

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

    As of December 31, 2020, all loans were made to non-affiliates.

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

See notes to financial statements

VENTURE LENDING & LEASING VIII, INC.
Schedules of Derivative Instruments
As of December 31, 2020 and 2019

			AS OF DECEMBER 31, 2020
Description and terms of payments to be received from another party	Description and terms of payments to be paid to another party	Counterparty	Maturity Date	Notional Amount	Value	Upfront payments / receipts	Unrealized appreciation / (depreciation) (b)
Interest Rate Collar
Floating interest rate greater of USD-LIBOR-BBA or 1.00%, to be received monthly	Floating interest rate of USD-LIBOR-BBA with floor interest rate 0.215%, to be paid monthly	MUFG Union Bank, N.A.	1/11/2023	$65,000,000	$(61,242)	$—	$(61,242)

Total				$65,000,000	$(61,242)	$—	$(61,242)

			AS OF DECEMBER 31, 2019
Description and terms of payments to be received from another party	Description and terms of payments to be paid to another party	Counterparty	Maturity Date (a)	Notional Amount	Value	Upfront payments / receipts	Unrealized appreciation / (depreciation) (b)
Cancellable Interest Rate Swap
Floating interest rate USD-LIBOR-BBA	Fixed interest rate 2.200%, to be paid monthly	MUFG Union Bank, N.A.	9/11/2020	$102,000,000	$(120,233)	$—	$(120,233)
Interest Rate Swap and Floor
Floating interest rate greater of USD-LIBOR-BBA or 0.00%, to be received monthly	Fixed interest rate 2.005%, to be paid monthly	MUFG Union Bank, N.A.	9/11/2020	90,000,000	(226,950)	—	(226,950)

Total				$192,000,000	$(347,183)	$—	$(347,183)

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

See notes to financial statements

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
2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Accounting and Use of Estimates
The preparation of financial statements in conformity with United States Generally Accepted Accounting Principles (“U.S. GAAP”) requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. As an investment company, the Fund follows accounting and reporting guidance as set forth in Topic 946 (“Financial Services – Investment Companies”) of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification, as amended (“ASC”). Certain prior year amounts have been reclassified and/or disclosed to conform to the current year presentation.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand and money market mutual funds with maturities of 90 days or less. Money market mutual funds held as cash equivalents are valued at their most recently traded net asset value. Within cash and cash equivalents, as of December 31, 2020, the Fund held 8,751,396 units in the Blackrock Treasury Trust Institutional Fund valued at $1 per unit at a yield of 0.02%, which represented 5.48% of the net assets of the Fund.
Interest Income
Interest income on loans is recognized on an accrual basis using the effective interest method including amounts resulting from the accretion of discount on loans included as additional compensation as part of the loan agreements. Additionally, fees received as part of the transaction are added to the loan discount and accreted over the life of the loan.
Realized Gains and Losses from Loans
    Realized gains or losses on sale of loans are computed using the difference between the amortized cost and the sales proceeds. Realized losses on write-offs are recognized when management determines a loan is uncollectible.
Investment Valuation
The Fund accounts for loans at fair value in accordance with the valuation methods below. All valuations are determined under the direction of the Manager, in accordance with the valuation methods.
As of December 31, 2020 and 2019, the financial statements included nonmarketable investments of $264.6 million and $372.0 million, respectively, (or 95.1% and 95.4% of the total assets, respectively), with the fair values determined by the Manager in the absence of readily determinable market values. Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Below is the information used by the Manager in making these estimates.

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

As of December 31, 2020 and 2019, loans with a cost basis of $37.3 million and $15.5 million and a fair value of $16.2 million and $10.3 million were classified as non-accrual, respectively.
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

    The remaining expected lives of warrants are based on historical experience of the average life of the warrants, as warrants are often exercised in the event of acquisitions, mergers, or initial public offerings, and terminated due to events such as bankruptcies, restructuring activities, or additional financings. These events cause the expected term to be less than the remaining contractual term of the warrants. As of December 31, 2020 and 2019, the Fund assumed the average duration of a warrant was 4.0 years. The effect of a hypothetical increase in the estimated initial term of the warrants used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants. However, the estimated initial term of the warrants is one factor, of many, used in the valuation of warrants, and by itself does not have a significant impact on the result of operations.

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
Derivative Instruments
The Fund uses derivative instruments to manage its exposure to changes in interest rates on expected borrowings under its debt facility, as the Fund originates fixed rate loans (see Note 8, Derivative Instruments).

Derivative instruments are primarily valued on the basis of quotes obtained from banks, brokers and dealers and adjusted for counterparty risk and the optionality of the interest rate terms. The valuation of the derivative instruments also considers the future expected interest rates on the notional principal balance remaining which is comparable to what a prospective acquirer would pay on the measurement date. Valuation pricing models consider inputs such as forward rates, anticipated interest rate volatility relating to the reference rate, as well as time value and other factors underlying derivative instruments.

The Fund is a party to a master netting arrangement with MUFG Union Bank, N.A., however, the Fund has elected not to offset assets and liabilities under these arrangements for financial statement presentation purposes. A transaction is recorded at gross fair value in either derivative asset or derivative liability in the Statements of Assets and Liabilities, depending on whether the value of the transaction is in favor of the Fund or the counterparty. The changes in fair value are recorded in net change in unrealized gain (loss) from derivative instruments in the Statements of Operations and the quarterly interest received or paid on the derivative instruments, if any, is recorded in net realized gain (loss) from derivative instruments in the Statements of Operations.

The interest rate collar instrument is contractually scheduled to terminate on January 11, 2023.

Recent Accounting Pronouncements

In March 2020, the FASB issued Accounting Standards Update No. 2020-04, “Reference Rate Reform (Topic 848) – Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The amendment provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform, provided that certain criteria are met. The amendment in ASU 2020-04 is effective for all entities as of March 12, 2020. The Fund has agreements with its lenders that utilizes LIBOR as a reference rate. These agreements include language that would specify that an alternative reference rate will be utilized at the discontinuation of LIBOR. The resulting change in reference rate could result in a contract modification or amendment to these agreements. The Fund elected to adopt the amendment, and there was no material impact on its financial statements and disclosures.
3. FAIR VALUE DISCLOSURES
The Fund provides asset-based financing primarily to start-up and emerging growth Venture-Backed Companies pursuant to commitments whereby the Fund agrees to finance assets and provide working or growth capital up to a specified amount for the term of the commitment, upon the terms and subject to the conditions specified by such commitment. Even though these loans are generally secured by the assets of the borrowers, the Fund in most cases is subject to the credit risk of such companies. As of December 31, 2020 and 2019, the Fund’s investments in loans were primarily to companies based within the United States and were diversified among borrowers in the industry segments shown in the Schedules of Investments. All loans are senior to unsecured creditors and other secured creditors, unless as indicated in the Schedules of Investments.

The Fund defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date; that is, an exit price. The exit price assumes the asset or liability was exchanged in an orderly transaction; it was not a forced liquidation or distressed sale. Because there is no readily available market price and no secondary market for substantially all of the loan investments made by the Fund to borrowing portfolio companies, Management determines fair value (or estimated exit value) based on a hypothetical market, and several factors related to each borrower.

Loan balances in the Schedules of Investments are listed by borrower. Typically, a borrower’s balance will be composed of several loans drawn under a commitment made by the Fund with the interest rate on each loan fixed at the time each loan is funded. Each loan drawn under a commitment has a different maturity date and amount.
For the year ended December 31, 2020, the weighted-average interest rate on performing loans was 18.00%, which was inclusive of both cash and non-cash interest income. For the same period, the weighted-average interest rate on the cash portion of the interest income was 14.47%. For the year ended December 31, 2019, the weighted-average interest rate on performing loans was 17.46%. This rate was inclusive of both cash and non-cash interest income. For the same period, the weighted-average interest rate on the cash portion of the interest income was 13.99%.
For the year ended December 31, 2020, the weighted-average interest rate on all loans was 17.30%, which was inclusive of both cash and non-cash interest income. For the same period, the weighted-average interest rate on the cash portion of the interest income was 13.92%. For the year ended December 31, 2019, the weighted-average interest rate on all loans was 17.09%. This rate was inclusive of both cash and non-cash interest income. For the same period, the weighted-average interest rate on the cash portion of the interest income was 13.69%.
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

All loans as of December 31, 2020 and 2019 were pledged as collateral for the debt facility, and the Fund’s borrowings are generally collateralized by all assets of the Fund. As of December 31, 2020 and 2019, the Fund had unexpired unfunded commitments to borrowers of $22.3 million and $78.0 million, respectively.
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
There were no transfers in and out of Level 1, 2 or 3 during the years ended December 31, 2020 and 2019.
The Fund’s cash equivalents were valued at the traded net asset value of the money market fund. As a result, these measurements were classified as Level 1. The Fund’s derivative instruments were based on quotes from the market makers that derive fair values from market data, and therefore, were classified as Level 2. The Fund’s borrowings under the debt facility were also classified as Level 2, because the borrowings were based on rates that are observable at commonly quoted intervals, which are Level 2 inputs. The Funds’ loan transactions are individually negotiated and unique, and because there is little to no market in which these assets trade, the inputs for these assets are valued using estimated exit values. As a result, the Fund’s loan transactions are classified as Level 3.
The following tables provide quantitative information about the Fund’s Level 3 fair value measurements of the Fund’s investments by industry as of December 31, 2020 and 2019. In addition to the techniques and inputs noted in the tables below, the Fund may also use other valuation techniques and methodologies when determining its fair value measurements.

Investment Type - Level 3
Loan Investments	Fair Values at December 31, 2020	Valuation Techniques / Methodologies	Unobservable Inputs	Weighted-Averages (a) / Amounts and Ranges

Biotechnology	$6,365,901	Hypothetical market analysis	Hypothetical market coupon rate	15% (14% - 15%)
		Income approach	Expected amount and timing of cash flow payments Discount rate	$0 * 0%*

Computers and Storage	9,304,146	Hypothetical market analysis	Hypothetical market coupon rate	14% ( 14% - 15%)

Internet	29,138,188	Hypothetical market analysis	Hypothetical market coupon rate	15% (12% - 25%)
		Income approach	Expected amount and timing of cash flow payments Discount rate	$1,794,082 ($7,500 - $2,712,777) 1% (0% - 1%)

Medical Devices	21,600,716	Hypothetical market analysis	Hypothetical market coupon rate	16% (13% - 18%)
		Income approach	Expected amount and timing of cash flow payments Discount rate	$10,329,931 * 1%*

Other Healthcare	35,042,424	Hypothetical market analysis	Hypothetical market coupon rate	14% (12% - 24%)
		Income approach	Expected amount and timing of cash flow payments Discount rate	$1,250,945 ($0 - $1,250,945) 1% (0% - 1%)

Other Technology	96,510,123	Hypothetical market analysis	Hypothetical market coupon rate	16% (12% - 25%)
		Income approach	Expected amount and timing of cash flow payments Discount rate	$4,127,179 ($0 - $6,715,723) 1% (0% - 1%)

Security	1,774,812	Hypothetical market analysis	Hypothetical market coupon rate	25% (14% - 99%)

Semiconductors and Equipment	2,785,488	Hypothetical market analysis	Hypothetical market coupon rate	15% (14% - 16%)

Software	35,910,171	Hypothetical market analysis	Hypothetical market coupon rate	16% (13% - 26%)
		Income approach	Expected amount and timing of cash flow payments Discount rate	$1,891,347 ($208,725 - $2,999,116) 1% (1% - 2%)

Investment Type - Level 3
Loan Investments	Fair Values at December 31, 2020	Valuation Techniques / Methodologies	Unobservable Inputs	Weighted-Averages (a) / Amounts and Ranges
Technology Services	13,526,801	Hypothetical market analysis	Hypothetical market coupon rate	15% (14% - 23%)
		Income approach	Expected amount and timing of cash flow payments Discount rate	$2,403,939 ($0 - $2,967,108) 1% (0% - 1%)

Wireless	12,671,028	Hypothetical market analysis	Hypothetical market coupon rate	14% (14% - 16%)

Total Loan Investments	$264,629,798
(a) The weighted-average hypothetical market coupon rates were calculated using the relative fair value of the loans.
* There is only one loan within the industry.

Investment Type - Level 3 (b)
Loan Investments	Fair Values at December 31, 2019	Valuation Techniques / Methodologies	Unobservable Inputs	Weighted-Averages (a) / Amounts and Ranges

Biotechnology	$3,490,423	Hypothetical market analysis	Hypothetical market coupon rate	15% (14% - 21%)
		Income approach	Expected amount and timing of cash flow payments Discount rate	$0 * 0%*

Computers and Storage	3,073,525	Hypothetical market analysis	Hypothetical market coupon rate	19%*

Enterprise Networking	112,500	Income approach	Expected amount and timing of cash flow payments Discount rate	$112,500* 0%*

Internet	64,696,219	Hypothetical market analysis	Hypothetical market coupon rate	15% (13% - 31%)
		Income approach	Expected amount and timing of cash flow payments Discount rate	$1,880,549 ($999,905 - $2,466,418) 3%

Medical Devices	32,882,569	Hypothetical market analysis	Hypothetical market coupon rate	18% (13% - 38%)
		Income approach	Expected amount and timing of cash flow payments Discount rate	$10,529,931 * 3%*

Other Healthcare	43,659,587	Hypothetical market analysis	Hypothetical market coupon rate	15% (12% - 19%)
		Income approach	Expected amount and timing of cash flow payments Discount rate	$813,663 ($703,323 - $1,130,989) 2% (2% - 3%)

Investment Type - Level 3 (b)
Loan Investments	Fair Values at December 31, 2019	Valuation Techniques / Methodologies	Unobservable Inputs	Weighted-Averages (a) / Amounts and Ranges
Other Technology	108,088,734	Hypothetical market analysis	Hypothetical market coupon rate	16% (12% - 35%)
		Income approach	Expected amount and timing of cash flow payments Discount rate	$2,324,058 ($0 - $2,844,003) 3% (0% - 3%)

Security	2,815,378	Hypothetical market analysis	Hypothetical market coupon rate	20% (16% - 25%)

Semiconductors and Equipment	7,360,968	Hypothetical market analysis	Hypothetical market coupon rate	15% (14% - 15%)

Software	61,107,983	Hypothetical market analysis	Hypothetical market coupon rate	16% (13% - 26%)
		Income approach	Expected amount and timing of cash flow payments Discount rate	$2,463,985 ($517,921 - $2,978,760) 2% (2% - 3%)

Technology Services	33,670,058	Hypothetical market analysis	Hypothetical market coupon rate	13% (12% - 30%)
		Income approach	Expected amount and timing of cash flow payments Discount rate	$1,597,464 ($100,000 - $1,682,635) 2%

Wireless	10,997,880	Hypothetical market analysis	Hypothetical market coupon rate	14% (12% - 17%)

Total Loan Investments	$371,955,824
(a) The weighted-average hypothetical market coupon rates were calculated using the relative fair value of the loans.
(b) Certain prior year information has been disclosed to conform to current presentation.
* There is only one loan within the industry.

The following tables present the balances of assets and liabilities as of December 31, 2020 and 2019 measured at fair value on a recurring basis:

As of December 31, 2020
ASSETS:	Level 1	Level 2	Level 3	Total
Loans†	$—	$—	$264,629,798	$264,629,798
Cash equivalents	8,751,396	—	—	8,751,396
Total assets	$8,751,396	$—	$264,629,798	$273,381,194

LIABILITIES:	Level 1	Level 2	Level 3	Total
Borrowings under debt facility	$—	$115,500,000	$—	$115,500,000
Derivative liability	—	61,242	—	61,242
Total liabilities	$—	$115,561,242	$—	$115,561,242

As of December 31, 2019
ASSETS:	Level 1	Level 2	Level 3	Total
Loans†	$—	$—	$371,955,824	$371,955,824
Cash equivalents	12,569,629	—	—	12,569,629
Total assets	$12,569,629	$—	$371,955,824	$384,525,453

LIABILITIES:	Level 1	Level 2	Level 3	Total
Borrowings under debt facility	$—	$179,000,000	$—	$179,000,000
Derivative liability	—	347,183	—	347,183
Total liabilities	$—	$179,347,183	$—	$179,347,183
† For a detailed listing of borrowers comprising this amount, please refer to the Schedules of Investments.
    The following tables provide a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Year Ended December 31, 2020
	Loans	Warrants	Stock	Convertible Note
Beginning balance	$371,955,824	$—	$—	$—
Acquisitions and originations	96,050,000	7,180,857	139,063	226,094
Principal reductions	(174,799,723)	—	—	—
Accretion of discount on loans	(11,194,416)	—	—	—
Distributions to shareholder	—	(7,180,857)	(139,063)	(226,094)
Net change in unrealized loss from loans	(16,502,646)	—	—	—
Net realized loss from loans	(879,241)	—	—	—
Ending balance	$264,629,798	$—	$—	$—
Net change in unrealized loss from loans relating to loans still held at December 31, 2020	$(17,642,737)

	For the Year Ended December 31, 2019 (a)
	Loans	Warrants	Stock	Convertible Note
Beginning balance	$398,980,531	$—	$—	$—
Acquisitions and originations	169,975,000	12,130,394	2,915,865	4,310,753
Principal reductions	(169,060,138)	—	—	—
Accretion of discount on loans	(12,956,810)	—	—	—
Distributions to shareholder	—	(12,130,394)	(2,915,865)	(4,310,753)
Net change in unrealized loss from loans	(759,677)	$—	—	—
Net realized loss from loans	(14,223,082)	$—	—	—
Ending balance	$371,955,824	$—	$—	$—
Net change in unrealized loss from loans relating to loans still held at December 31, 2019	$(3,072,191)
(a) Certain prior period information has been disclosed to conform to current presentation.
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
5.  CAPITAL STOCK
As of both December 31, 2020 and 2019, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding. Total committed capital of the Company, as of both December 31, 2020 and 2019, was $423.6 million. Total contributed capital to the Company through December 31, 2020 and 2019 was $415.2 million and $372.8 million, respectively, of which $352.1 million and $314.6 million were contributed to the Fund, respectively.
The chart below shows the distributions of the Fund for the years ended December 31, 2020, 2019 and 2018.

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
Cash distributions	$101,400,000	$36,750,000	48,000,000
Distributions of equity securities and convertible notes	7,546,014	19,357,012	18,547,918
Total distributions to shareholder	$108,946,014	$56,107,012	66,547,918
6. DEBT FACILITY
On April 5, 2016, the Fund established a secured, syndicated revolving loan facility in an initial amount of up to $150.0 million (the “Loan Agreement”) led by Wells Fargo, N.A. and MUFG Union Bank, N.A. On September 11, 2017, the Loan Agreement was amended (the “Amended Loan Agreement”) and the borrowing availability thereunder increased the size of the facility to $280.0 million. Effective May 6, 2020, Management elected to reduce the facility size from $280.0 million to $240.0 million. Effective July 6, 2020, Management elected to reduce the facility size from $240.0 million to $200.0 million. On August 26, 2020, the Loan Agreement was amended and the facility size further reduced to $180.0 million. Effective November 24, 2020, Management elected to reduce the facility size from $180.0 million to $150.0 million.

All of the assets of the Fund collateralize borrowings by the Fund. Loans under the facility may be, at the option of the Fund, a Reference Rate Loan, a LIBOR Loan or a LIBOR Market Index Rate Loan. As of December 31, 2020, the Fund’s outstanding borrowings were entirely based on the LIBOR rate. The term of the facility was extended under the August 26, 2020 amendment and now is expected to terminate on August 26, 2023, but can be accelerated in the event of default, such as failure by the Fund to make timely interest or principal payments.

Borrowings under the facility are collateralized by receivables from loans to portfolio companies advanced by the Fund with assignment of such receivables to the financial institution, plus all of the other assets of the Fund. The Fund pays interest on its borrowings and a fee on the unused portion of the facility. Under the Amended Loan Agreement, interest is charged to the Fund based on its borrowings, pursuant to the election of the Fund, at an annual rate of either (i) Reference Rate plus 1.75%, (ii) LIBOR plus 2.75% or (iii) LIBOR Market Index Rate plus 2.75%. When the Fund is using 50% or more of the maximum amount available under the Amended Loan Agreement, the applicable commitment fee is 0.25% of the unused portion of the loan facility; otherwise, the applicable commitment fee is 0.50% of the unused portion. The Fund pays the unused credit line fee quarterly. As of December 31, 2020 and 2019, $115.5 million and $179.0 million, respectively, were outstanding under the facility.

    As of December 31, 2020, the LIBOR rate was as follows:

1-Month LIBOR	0.1439%
3-Month LIBOR	0.2384%

Bank fees and other costs of $3.8 million incurred in connection with the acquisition of the facility have been capitalized and are amortized to interest expense on a straight-line basis over the expected life of the facility. The Fund incurred $1.6 million in bank fees and other costs stemming from the extension of the facility. As of December 31, 2020 and 2019, the unamortized fees and costs were $1.5 million and $0.4 million, respectively. The unamortized fees and costs are amortized over the expected life of the facility, which is expected to terminate on August 26, 2023.

The facility is revolving and as such does not have a specified repayment schedule, although advances are secured by the assets of the Fund and thus repayments will be required as assets decline. The facility contains various covenants including financial covenants related to: (i) minimum debt service coverage ratio, (ii) interest coverage ratio, (iii) maximum loan loss reserves and (iv) unfunded commitment ratio. There are also various restrictive covenants, including limitations on: (i) the incurrence of liens, (ii) consolidations, mergers and asset sales and (iii) capital expenditures. As of December 31, 2020 and 2019, Management is not aware of instances of non-compliance with financial covenants.

The following is the summary of the outstanding facility draws as of December 31, 2020:

	Amount	Maturity Date	All-In Interest Rate**
LIBOR Market Index Rate Loans	$115,500,000	August 26, 2023	Variable based on 1-month LIBOR Rate
Total Outstanding	$115,500,000
** Inclusive of 2.75% applicable LIBOR margin plus LIBOR rate.
On January 15, 2021, the Fund notified its lenders of its intention to permanently reduce its aggregate commitments to $140.0 million effective January 25, 2021. On February 16, 2021, the Fund notified its lenders of its intention to permanently reduce its aggregate commitments to $130.0 million effective February 23, 2021 (as described in Note 12, Subsequent Events).

The following is the summary of the outstanding facility draws as of December 31, 2019:

	Amount	Maturity Date	All-In Interest Rate††
LIBOR Loan	$118,500,000	January 22, 2020†	4.53%
LIBOR Market Index Rate Loans	60,500,000	September 11, 2020	Variable based on 1-month LIBOR rate
Total Outstanding	$179,000,000
†Following the maturity date, Management elected to roll over the LIBOR loan with no material changes in loan terms and covenants.
††Inclusive of 2.75% applicable LIBOR margin plus LIBOR rate.
7. MANAGEMENT AND RELATED PARTIES
Management
As compensation for its services to the Fund, for the two-year period that commenced with the first capital closing, which took place on August 8, 2015, the Manager received a management fee (“Management Fee”) computed and paid at the end of each quarter at an annual rate of 2.5% of the Company’s committed equity capital (regardless of when or if the capital was called) as of the last day of each fiscal quarter. Following this two-year period, starting on August 12, 2017, Management Fees are calculated and paid at the end of each quarter at an annual rate of 2.5% of the Fund’s total assets (including amounts derived from borrowed funds) as of the last day of each quarter.  Management Fees of $8.2 million, $9.7 million and $10.8 million were recognized as expenses for the years ended December 31, 2020, 2019 and 2018, respectively.
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

Transactions with Venture Lending & Leasing IX, Inc. (“Fund IX”)

The Manager also serves as the investment manager for Fund IX. The Fund’s Board of Directors determined that so long as Fund IX has capital available to invest in loan transactions with final maturities earlier than December 31, 2028 (the date on which Fund IX will be dissolved), the Fund may invest in each portfolio company in which Fund IX invests. Generally, the amount of each Investment will be allocated 50% to the Fund and 50% to Fund IX, or such other allocations as may be determined by the respective fund boards, so long as the Fund has capital available to invest. The ability of the Fund to co-invest with Fund IX, and other clients advised by the Manager, is subject to the Conditions described above. Effective March 31, 2020, the Fund is no longer permitted to enter into new commitments with borrowers; however, the Fund is permitted to fund existing commitments through March 31, 2021. To the extent that clients, other than Fund IX, advised by the Manager (but in which the Manager has no proprietary interest) invest in opportunities available to the Fund, the Manager will allocate such opportunities among the Fund and such other clients in a manner deemed fair and equitable considering all of the circumstances in accordance with the Conditions.
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
Interest Rate Swap Agreement
On April 12, 2018, the Fund entered into an interest rate swap agreement with MUFG Union Bank , N.A. The initial swap instrument under this agreement was a cancellable interest rate swap with a notional amount of $102.0 million. On March 27, 2020, Management elected to exercise the option to cancel this swap effective March 31, 2020.
On June 14, 2019, the Fund entered into an interest rate swap and floor instrument with MUFG Union Bank, N.A. The addition of the floor further helps to align the swap with the terms of the variable rate index of the debt facility. The notional amount of the instrument was $90.0 million. The interest rate swap instrument terminated on September 11, 2020.
Interest Rate Collar
On April 6, 2020, the Fund entered into an interest rate collar instrument with MUFG Union Bank, N.A., which terminated on September 11, 2020. On September 11, 2020, the Fund entered into another interest rate collar instrument with a termination date of January 11, 2023. As of December 31, 2020, the aggregate notional principal amount of the interest rate collar was $65.0 million, with a cap of 1.000% and floor of 0.215% on a floating rate based upon a 1-month LIBOR rate. The interest rate collar mitigates the Fund’s exposure to interest rate fluctuations on variable rate index of the debt facility. The collar establishes a range where the Fund pays the counterparty if the 1- Month LIBOR rate falls below the established floor rate, and the counterparty will pay the Fund if the 1-Month LIBOR rate exceeds the established cap rate. The interest rate collar settles monthly and payments to or from the counterparty are recorded to net realized gain (loss) from derivative instruments.
The Fund may adjust the total amount hedged in order to remain in compliance with the hedging requirements of the Fund’s debt facility.
The following table shows the Fund’s derivative instruments at fair value on the Statements of Assets and Liabilities as of December 31, 2020 and 2019:

	Derivative Liability
Derivative Instruments	December 31, 2020	December 31, 2019
Cancellable interest rate swap and Interest rate swap and floor	$—	$347,183
Interest rate collar	$61,242	$—
For the years ended December 31, 2020, 2019 and 2018, the derivative instruments had the following effect on the Fund’s Statements of Operations:

Derivative Instruments	Location on Statements of Operations	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018
Cancellable interest rate swap and Interest rate swap and floor	Net change in unrealized gain (loss) from derivative instruments	$347,183	$(963,331)	$616,148
	Net realized gain (loss) from derivative instruments	$(880,664)	$85,453	$(906,538)
Interest rate collar	Net change in unrealized gain (loss) from derivative instruments	$(61,242)	$—	$—
	Net realized gain (loss) from derivative instruments	$(41,951)	$—	$—
9. TAX STATUS
The Fund has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986 (the “Code”) and operates in a manner so as to qualify for the tax treatment applicable to RICs. Failing to maintain at least 70% of total assets in “qualifying assets” will result in the loss of BDC status, resulting in losing its favorable tax treatment as a RIC. As of December 31, 2020, the Fund has met the BDC and RIC requirements. The Fund elected to be treated for federal income tax purposes as a RIC under the Code with the filing of its federal corporate income tax return for 2016.

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

As of December 31, 2020:

Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Loans	$288,221,039	$17,616	$(23,608,857)	$(23,591,241)
Total	$288,221,039	$17,616	$(23,608,857)	$(23,591,241)

Liability	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Derivative liability	$—	$—	$(61,242)	$(61,242)
Total	$—	$—	$(61,242)	$(61,242)

As of December 31, 2019:

Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Loans	$379,044,418	—	$(7,088,594)	$(7,088,594)
Total	$379,044,418	$—	$(7,088,594)	$(7,088,594)

Liability	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Derivative liability	$—	$—	$(347,183)	$347,183
Total	$—	$—	$(347,183)	$347,183

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

Book and tax basis differences relating to shareholder dividends and distributions and other permanent book and tax differences are reclassified among the Fund’s capital accounts. As of December 31, 2020 and 2019, there were no book reclassification of dividends and distributions, and other permanent book and tax differences, among the Fund’s capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from U.S. GAAP. For income tax purposes, the distributions paid to the Parent are reported as ordinary income, return of capital, or a combination thereof. As of December 31, 2020, the tax character of distributions paid was ordinary income in the amount of $40.8 million and return of capital of $68.1 million. As of December 31, 2019, the distributions paid was ordinary income of $30.9 million and return of capital of $25.2 million.

    As of December 31, 2020 and 2019, the components of distributable losses on a tax basis were as follows:

	December 31, 2020	December 31, 2019
Accumulated capital losses	$(35,412,588)	$(33,610,732)
Other temporary differences	(4,487,498)	(4,499,485)
Distributions in excess of net investment income	(128,788,547)	(62,443,841)
Net unrealized depreciation	(23,652,483)	(7,435,778)
Components of distributable losses	$(192,341,116)	$(107,989,836)

As of December 31, 2020, the Fund had no undistributed earnings. Additionally, for the year ended December 31, 2020, distributions were made in excess of distributable earnings by $68.1 million. The Fund may pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce the shareholder’s tax basis in its shares.

The Fund’s tax returns remain open for examination by the federal government for a period of three years and California tax authorities for a period of four years from when they are filed. As of December 31, 2020, the Fund had no uncertain tax positions and no capital loss carryforwards.
10. UNEXPIRED UNFUNDED COMMITMENTS
As of December 31, 2020 and 2019, the Fund’s unexpired unfunded commitments to borrowers totaled $22.3 million and $78.0 million, respectively. Because venture loans are privately negotiated transactions, investments in these assets are relatively illiquid. It is the Manager’s experience that not all unexpired unfunded commitments will be used by the borrowers. Many credit agreements contain provisions which are milestone dependent and not all borrowers will achieve these milestones. Additionally, the Fund’s credit agreements contain provisions that give relief from funding obligations in the event the borrower has a material adverse change to its financial condition. Therefore, the unexpired unfunded commitments do not necessarily reflect future cash requirements or future investments for the Fund.

The tables below are the Fund’s unexpired unfunded commitments as of December 31, 2020 and 2019.

Borrower	Industry	Unexpired Unfunded Commitment as of December 31, 2020	Expiration Date
Aclima, Inc.	Other Technology	$2,000,000	03/31/2021
eXo Imaging, Inc.	Medical Devices	2,000,000	09/30/2021
Fetch Robotics, Inc.	Computers & Storage	2,500,000	06/30/2021
Invoice2Go, Inc.	Software	13,000,000	03/31/2021
Lukla, Inc.	Internet	500,000	01/31/2021
Reciprocity, Inc.	Software	1,950,000	01/31/2021
Residently USA, LLC	Internet	375,000	03/31/2021
Total		$22,325,000

Borrower	Industry	Unexpired Unfunded Commitment as of December 31, 2019	Expiration Date
Ablacon, Inc.	Medical Devices	$2,500,000	01/31/2020
Ainsly, Inc.	Internet	1,500,000	01/31/2020
AirVine Scientific, Inc.	Wireless	125,000	03/31/2020
Apollo Flight Research Inc.	Other Technology	250,000	01/31/2020
ArborMetrix, Inc.	Software	750,000	04/30/2020
Beanfields, PBC	Other Technology	625,000	06/30/2020
BWI Industries, Inc.	Other Technology	2,000,000	07/31/2020
Callisto Media, Inc.	Technology Services	10,000,000	12/31/2020
Canary Technologies Corp.	Software	250,000	09/30/2020
Cesium, Inc.	Internet	375,000	03/31/2020
Cloudleaf, Inc.	Software	1,500,000	10/15/2020
DOSH Holdings, Inc.	Other Technology	3,750,000	01/15/2020
eXo Imaging, Inc.	Medical Devices	6,000,000	11/30/2020
GoForward, Inc.	Other Healthcare	6,250,000	07/01/2020
Hello Heart Inc.	Other Healthcare	1,750,000	08/31/2020
HumanAPI, Inc.	Other Healthcare	500,000	01/31/2020
Kids on 45th, Inc.	Internet	500,000	01/31/2020
Klar Holdings Limited	Technology Services	250,000	03/31/2020
Lifit, Inc.	Technology Services	500,000	01/30/2020
Lucideus, Inc.	Software	500,000	07/15/2020
Lukla, Inc.	Internet	750,000	01/31/2021
Marley Spoon, Inc.	Internet	3,750,000	07/31/2020
Medable, Inc.	Software	2,000,000	07/31/2020
Merchbar, Inc.	Internet	250,000	01/30/2020
Noteleaf, Inc.	Other Technology	1,000,000	01/31/2020
OneLocal, Inc.	Internet	1,000,000	07/31/2020
Owl Cameras, Inc.	Software	3,000,000	01/01/2020
Parallel Wireless, Inc.	Wireless	6,500,000	03/31/2020
Percepto, Inc.	Other Technology	1,000,000	05/31/2020
Pitzi, Ltd.	Other Technology	2,500,000	11/30/2020
Quartzy, Inc.	Biotechnology	2,250,000	10/15/2020
Solugen, Inc.	Technology Services	1,250,000	01/31/2020
Stay Alfred, Inc.	Internet	7,500,000	06/30/2020

Borrower	Industry	Unexpired Unfunded Commitment as of December 31, 2019	Expiration Date
Stitch Labs, Inc.	Software	750,000	01/31/2020
The Safe and Fair Food Company LLC	Other Technology	1,250,000	01/31/2020
Trendalytics Innovation Labs, Inc.	Software	450,000	01/31/2020
Visual Supply Company	Internet	2,500,000	03/31/2020
Voodoo Manufacturing, Inc.	Other Technology	375,000	02/28/2020
Total		$77,950,000

11. FINANCIAL HIGHLIGHTS

U.S. GAAP requires disclosure of financial highlights of the Fund for the years ended December 31, 2020, 2019, 2018, 2017 and 2016.
The total rate of return is defined as the return based on the change in value during the period of a theoretical investment made at the beginning of the period. The total rate of return assumes a constant rate of return for the Fund during the period reported and weights each cash flow by the amount of time held in the Fund. This required methodology differs from an internal rate of return.
For the years ended December 31, 2020, 2019, 2018, 2017 and 2016, the ratios of expenses and net investment income (loss) to average net assets are computed based upon the weighted-average net assets of the Fund for the periods presented. Net investment income (loss) is inclusive of all investment income (losses) net of expenses and excludes realized or unrealized gains and losses.

Beginning and ending net asset values per share are based on the beginning and ending number of shares outstanding. Other per share information was calculated based upon the aggregate weighted-average net assets of the Fund for the periods presented.

The financial highlights presented below are for the years ended December 31, 2020, 2019, 2018, 2017 and 2016:

	For the Year Ended	For the Year Ended	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018	December 31, 2017	December 31, 2016

Total return	14.37%	14.36%	15.85%	10.79%	(6.80)%

Per share amounts:
Net asset value, beginning of year	$2,065.85	$2,165.44	$1,648.31	$810.72	$320.59

Net investment income (loss)	426.13	450.09	498.31	209.30	(7.46)
Net realized and change in unrealized loss from loans and derivative instruments	(180.18)	(158.61)	(160.70)	(58.60)	(32.56)
Net increase (decrease) in net assets resulting from operations	245.95	291.48	337.61	150.70	(40.02)

Distributions to shareholder	(1,089.46)	(561.07)	(665.48)	(464.61)	(68.85)
Contributions from shareholder	375.00	170.00	845.00	1,151.50	599.00
Net asset value, end of year	$1,597.34	$2,065.85	$2,165.44	$1,648.31	$810.72

Net assets, end of year	$159,733,884	$206,585,164	$216,543,951	$164,831,060	$81,071,642

Ratios to average net assets:
Expenses	8.05%	9.72%	9.57%	11.02%	20.48%
Net investment income (loss)	22.60%	21.31%	22.09%	15.13%	(1.22)%
Portfolio turn-over rate	0%	0.60%	0%	0%	0%
Average debt outstanding	$152,884,615	$179,807,692	$191,269,231	$103,207,692	$35,111,111	*
* For the periods through which debt was outstanding.
12. SUBSEQUENT EVENTS
On January 15, 2021, the Fund notified its lenders of its intention to permanently reduce its aggregate commitments by $10.0 million effective January 25, 2021. After the reduction, the aggregative commitments of the Fund will be $140.0 million. On February 16, 2021, the Fund notified its lenders of its intention to permanently reduce its aggregate commitments by $10.0 million effective February 23, 2021. After the reduction, the aggregative commitments of the Fund will be $130.0 million.

Other than this, the Fund evaluated subsequent events through the date the financial statements were issued and determined that no additional subsequent events had occurred that would require adjustment to or disclosure in the financial statements.