Form 10-Q
period 2021-03-31
Venture Lending & Leasing VIII, Inc.
filed 2021-05-13
CIK 1642862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]  No [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 13, 2021
Common Stock, $0.001 par value	100,000

VENTURE LENDING & LEASING VIII, INC.
INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Statements of Assets and Liabilities (Unaudited)
As of March 31, 2021 and December 31, 2020

Condensed Statements of Operations (Unaudited)
For the three months ended March 31, 2021 and 2020

Condensed Statements of Changes in Net Assets (Unaudited)
For the three months ended March 31, 2021 and 2020

Condensed Statements of Cash Flows (Unaudited)
For the three months ended March 31, 2021 and 2020

Condensed Schedules of Investments (Unaudited)
As of March 31, 2021 and December 31, 2020

Condensed Schedules of Derivative Instruments (Unaudited)
As of March 31, 2021 and December 31, 2020

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

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VENTURE LENDING & LEASING VIII, INC.

CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
AS OF MARCH 31, 2021 AND DECEMBER 31, 2020

	March 31, 2021	December 31, 2020
ASSETS
Loans, at estimated fair value
(cost of $259,911,978 and $288,221,039)	$239,607,716	$264,629,798
Cash and cash equivalents	3,270,877	8,751,396
Dividend and interest receivables	2,941,849	3,241,010
Other assets	1,986,387	1,633,669
Total assets	247,806,829	278,255,873

LIABILITIES
Borrowings under debt facility	109,500,000	115,500,000
Accrued management fees	1,548,793	1,739,099
Derivative liability	48,560	61,242
Accounts payable and other accrued liabilities	377,707	1,221,648
Total liabilities	111,475,060	118,521,989

NET ASSETS	$136,331,769	$159,733,884

Analysis of Net Assets:

Capital paid in on shares of capital stock	$352,075,000	$352,075,000
Total distributable losses	(215,743,231)	(192,341,116)
Net assets (equivalent to $1,363.32 and $1,597.34 per share based on 100,000 shares of capital stock outstanding - See Note 5 and Note 11)	$136,331,769	$159,733,884

Commitments & Contingent Liabilities:
Unexpired unfunded commitments (See Note 10)	$3,000,000	$22,325,000

See notes to condensed financial statements (unaudited).

VENTURE LENDING & LEASING VIII, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

	For the Three Months Ended March 31, 2021	For the Three Months Ended March 31, 2020

INVESTMENT INCOME:
Interest on loans	$9,723,651	$15,690,096
Other interest and other income	493	517,152
Total investment income	9,724,144	16,207,248

EXPENSES:
Management fees	1,548,793	2,335,426
Interest expense	965,986	2,042,010
Banking and professional fees	119,174	119,054
Other operating expenses	30,436	68,191
Total expenses	2,664,389	4,564,681
Net investment income	7,059,755	11,642,567

Net realized loss from loans	(108,871)	(434,877)
Net realized loss from derivative instruments	(12,021)	(206,539)
Net change in unrealized gain (loss) from loans	3,286,978	(13,844,063)
Net change in unrealized gain (loss) from derivative instruments	12,682	(273,268)
Net realized and change in unrealized gain (loss) from loans and derivative instruments	3,178,768	(14,758,747)
Net increase (decrease) in net assets resulting from operations	$10,238,523	$(3,116,180)

Amounts per common share:
Net increase (decrease) in net assets resulting from operations per share	$102.39	$(31.16)
Weighted average shares outstanding	100,000	100,000

See notes to condensed financial statements (unaudited).

VENTURE LENDING & LEASING VIII, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

	Common stock
	Shares	Par value	Additional paid-in capital	Total distributable earnings (loss)	Net assets
Balance at December 31, 2019	100,000	$100	$314,574,900	$(107,989,836)	$206,585,164
Net decrease in net assets resulting from operations	—	—	—	(3,116,180)	(3,116,180)
Distributions to shareholder	—	—	—	(34,478,613)	(34,478,613)
Contributions from shareholder	—	—	30,500,000	—	30,500,000

Balance at March 31, 2020	100,000	$100	$345,074,900	$(145,584,629)	$199,490,371

Balance at December 31, 2020	100,000	$100	$352,074,900	$(192,341,116)	$159,733,884
Net increase in net assets resulting from operations	—	—	—	10,238,523	10,238,523
Distributions to shareholder	—	—	—	(33,640,638)	(33,640,638)

Balance at March 31, 2021	100,000	$100	$352,074,900	$(215,743,231)	$136,331,769

See notes to condensed financial statements (unaudited).

VENTURE LENDING & LEASING VIII, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

	For the Three Months	For the Three Months
	Ended March 31, 2021	Ended March 31, 2020 (a)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase (decrease) in net assets resulting from operations	$10,238,523	$(3,116,180)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by operating activities:
Net realized loss from loans	108,871	434,877
Net realized loss from derivative instruments	12,021	206,539
Net change in unrealized (gain) loss from loans	(3,286,978)	13,844,063
Net change in unrealized (gain) loss from derivative instruments	(12,682)	273,268
Amortization of deferred costs related to borrowing facility	136,812	138,126
Net decrease in dividend and interest receivables	299,161	227,890
Net increase in other assets	(489,531)	(661,332)
Net decrease in accounts payable, other accrued liabilities and accrued management fees	(1,034,246)	(289,947)
Origination of loans	(1,500,000)	(59,383,334)
Principal payments on loans	27,266,384	50,228,965
Accretion of discount on loans	1,924,179	2,970,692
Acquisition of equity securities	(31,012)	(4,159,722)
Net cash provided by operating activities	33,631,502	713,905
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to shareholder	(33,100,000)	(30,000,000)
Contributions from shareholder	—	30,500,000
Borrowings under debt facility	18,500,000	42,000,000
Repayments of borrowings under debt facility	(24,500,000)	(51,000,000)
Payments made for derivative instruments	(12,021)	(206,539)
Net cash used in financing activities	(39,112,021)	(8,706,539)
Net decrease in cash and cash equivalents	(5,480,519)	(7,992,634)
CASH AND CASH EQUIVALENTS:
Beginning of period	8,751,396	12,569,629
End of period	$3,270,877	$4,576,995
SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE PERIOD:
Interest - Debt facility	$881,356	$1,831,174
NON-CASH OPERATING AND FINANCING ACTIVITIES:
Distributions of equity securities to shareholder	$540,638	$4,478,613
Receipt of equity securities as repayment of loans	$509,626	$318,891
(a) Certain prior period information has been disclosed to conform to current presentation

See notes to condensed financial statements (unaudited).

VENTURE LENDING & LEASING VIII, INC.

CONDENSED SCHEDULE OF INVESTMENTS (UNAUDITED)
AS OF MARCH 31, 2021

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Final Maturity Date

Biotechnology
	Antheia, Inc.		Senior Secured	11.5%		$1,081,509	$1,051,563	$1,051,563	12/1/2022
	Antheia, Inc.		Senior Secured	11.5%		1,082,586	1,071,635	1,071,635	12/1/2022
	Antheia, Inc. Subtotal					2,164,095	2,123,198	2,123,198
	Driver Bioengineering, Inc.		Senior Secured	11.0%		790,221	775,894	775,894	6/1/2023
	Driver Bioengineering, Inc.		Senior Secured	11.0%		316,327	285,028	285,028	4/1/2023
	Driver Bioengineering, Inc. Subtotal					1,106,548	1,060,922	1,060,922
	Orpheus Therapeutics, Inc.		Senior Secured	18.0%		178,510	174,288	—	*
	Quartzy, Inc.		Senior Secured	12.0%		664,148	601,485	601,485	8/1/2023
	Quartzy, Inc.		Senior Secured	12.0%		1,112,854	1,088,018	1,088,018	5/1/2024
	Quartzy, Inc.		Senior Secured	12.0%		1,113,248	1,086,279	1,086,279	7/1/2024
	Quartzy, Inc. Subtotal					2,890,250	2,775,782	2,775,782
Biotechnology Total		4.4%				$6,339,403	$6,134,190	$5,959,902

Computers & Storage
	Canary Connect, Inc.		Senior Secured	12.8%		$2,036,659	$1,990,134	$1,990,134	3/1/2023
	Fetch Robotics, Inc.		Senior Secured	12.0%		7,416,476	7,131,425	7,131,425	6/1/2024
	Fetch Robotics, Inc.		Senior Secured	12.0%		1,484,984	1,454,080	1,454,080	6/1/2024
	Fetch Robotics, Inc. Subtotal					8,901,460	8,585,505	8,585,505
Computers & Storage Total		7.8%				$10,938,119	$10,575,639	$10,575,639

Internet
	Ainsly, Inc. ** ^		Senior Secured	12.5%		$448,345	$426,896	$426,896	8/1/2022
	Ainsly, Inc. ** ^		Senior Secured	12.5%		247,256	221,415	221,415	9/1/2023
	Ainsly, Inc. ** ^		Senior Secured	12.5%		149,459	149,459	149,459	8/1/2022
	Ainsly, Inc. ** ^ Subtotal					845,060	797,770	797,770
	Bombfell, Inc.		Senior Secured	11.0%		597,384	287,205	—	*
	Daily Muse, Inc.		Senior Secured	11.0%		3,699,267	3,676,029	3,676,029	4/1/2022
	FLYR, Inc.		Senior Secured	11.7%		2,054,116	1,955,295	1,955,295	1/1/2022
	iZENEtech, Inc. ** ^		Senior Secured	11.0%		547,995	546,601	546,601	6/1/2021
	Lenddo International ** ^		Senior Secured	18.0%		795,048	544,703	19,966	*
	Lukla, Inc.		Senior Secured	12.5%		225,800	217,661	217,661	6/1/2023
	Lukla, Inc.		Senior Secured	12.5%		361,882	327,333	327,333	12/1/2022
	Lukla, Inc. Subtotal					587,682	544,994	544,994
	Merchbar, Inc.		Senior Secured	11.8%		406,810	390,336	390,336	3/1/2023

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Final Maturity Date
	MyPizza Technologies, Inc.		Senior Secured	11.5%		2,471,027	2,439,629	2,439,629	2/1/2024
	MyPizza Technologies, Inc.		Senior Secured	11.5%		4,941,392	4,802,055	4,802,055	12/1/2023
	MyPizza Technologies, Inc. Subtotal					7,412,419	7,241,684	7,241,684
	Nimble Rx, Inc.		Senior Secured	12.0%		1,236,553	1,194,266	1,194,266	11/1/2023
	Nimble Rx, Inc.		Senior Secured	12.0%		979,848	904,916	904,916	2/1/2023
	Nimble Rx, Inc. Subtotal					2,216,401	2,099,182	2,099,182
	OneLocal, Inc. ** ^		Senior Secured	12.3%		271,555	255,391	255,391	3/1/2023
	OneLocal, Inc. ** ^		Senior Secured	12.3%		271,631	266,921	266,921	3/1/2023
	OneLocal, Inc. ** ^		Senior Secured	12.3%		271,620	267,814	267,814	3/1/2023
	OneLocal, Inc. ** ^ Subtotal					814,806	790,126	790,126
	Osix Corporation		Senior Secured	12.3%		32,900	31,196	31,196	12/1/2021
	RenoFi, Inc.		Senior Secured	12.0%		225,874	221,644	221,644	6/1/2023
	RenoFi, Inc.		Senior Secured	12.0%		225,750	212,839	212,839	6/1/2023
	RenoFi, Inc. Subtotal					451,624	434,483	434,483
	Residently USA, LLC ** ^		Senior Secured	12.0%		371,172	371,172	371,172	12/1/2023
	Residently USA, LLC ** ^		Senior Secured	12.0%		784,214	715,748	715,748	2/1/2023
	Residently USA, LLC ** ^ Subtotal					1,155,386	1,086,920	1,086,920
	Serface Care, Inc.		Senior Secured	12.3%		961,139	548,617	12,289	*
	Shadow, PBC		Senior Secured	11.5%		412,053	390,030	390,030	10/1/2022
	SpotOn Computing, Inc.		Senior Secured	18.0%		1,893,528	1,853,787	792,634	*
	Stay Alfred, Inc.		Senior Secured	18.0%		10,932,368	8,846,732	2,144,868	*
	Verishop, Inc.		Senior Secured	12.0%		2,297,296	2,207,619	2,207,619	12/1/2023
	Verishop, Inc.		Senior Secured	12.0%		2,298,166	2,268,512	2,268,512	12/1/2023
	Verishop, Inc. Subtotal					4,595,462	4,476,131	4,476,131
Internet Total		20.1%				$40,411,448	$36,541,821	$27,430,534

Medical Devices
	Ablacon, Inc.		Senior Secured	11.0%		$2,032,375	$1,961,252	$1,961,252	3/1/2023
	Ablacon, Inc.		Senior Secured	11.0%		2,033,124	2,006,546	2,006,546	3/1/2023
	Ablacon, Inc. Subtotal					4,065,499	3,967,798	3,967,798
	Anutra Medical, Inc.		Senior Secured	12.0%		165,114	160,268	160,268	10/1/2022
	CytoVale, Inc.		Senior Secured	12.0%		481,855	473,967	473,967	11/1/2023
	CytoVale, Inc.		Senior Secured	12.0%		306,281	303,702	303,702	6/1/2022
	CytoVale, Inc.		Senior Secured	12.0%		260,096	257,762	257,762	7/1/2022
	CytoVale, Inc.		Senior Secured	12.0%		248,603	241,962	241,962	3/1/2022
	CytoVale, Inc.		Senior Secured	12.0%		468,852	448,057	448,057	10/1/2023
	CytoVale, Inc. Subtotal					1,765,687	1,725,450	1,725,450
	eXo Imaging, Inc.		Senior Secured	11.8%		1,978,185	1,857,052	1,857,052	9/1/2023
	eXo Imaging, Inc.		Senior Secured	11.8%		1,979,953	1,941,438	1,941,438	9/1/2023
	eXo Imaging, Inc. Subtotal					3,958,138	3,798,490	3,798,490
	Medrobotics Corporation, Inc.		Senior Secured	18.0%		10,000,000	8,793,564	3,275,463	*

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Final Maturity Date
	RadiAction Ltd. ** ^		Senior Secured	11.5%		463,779	460,055	460,055	4/1/2022
	RadiAction Ltd. ** ^		Senior Secured	11.5%		256,860	253,128	253,128	10/1/2021
	RadiAction Ltd. ** ^ Subtotal					720,639	713,183	713,183
	Renovia, Inc.		Senior Secured	10.5%		7,453,091	6,473,131	6,473,131	1/1/2023
Medical Devices Total		14.8%				$28,128,168	$25,631,884	$20,113,783

Other Healthcare
	Caredox, Inc.		Senior Secured	11.8%		$735,428	$725,747	$725,747	7/1/2022
	Clover Health Investments Corporation **		Senior Secured	11.3%		5,627,932	5,627,932	5,627,932	10/1/2022
	Clover Health Investments Corporation **		Senior Secured	11.0%		7,324,376	7,163,976	7,163,976	3/1/2022
	Clover Health Investments Corporation ** Subtotal					12,952,308	12,791,908	12,791,908
	Emerald Cloud Lab, Inc.		Senior Secured	11.8%		801,101	776,631	776,631	12/1/2021
	GoForward, Inc.		Senior Secured	11.5%		3,094,102	3,012,456	3,012,456	6/1/2024
	GoForward, Inc.		Senior Secured	11.5%		6,179,248	5,797,554	5,797,554	9/1/2023
	GoForward, Inc. Subtotal					9,273,350	8,810,010	8,810,010
	Grin, Inc.		Senior Secured	12.0%		494,584	485,983	485,983	1/1/2024
	Grin, Inc.		Senior Secured	12.0%		937,887	899,515	899,515	10/1/2023
	Grin, Inc. Subtotal					1,432,471	1,385,498	1,385,498
	Hello Heart Inc.		Senior Secured	11.0%		742,616	731,614	731,614	11/1/2023
	Hello Heart Inc.		Senior Secured	10.8%		383,088	381,291	381,291	10/1/2021
	Hello Heart Inc.		Senior Secured	11.0%		843,340	832,995	832,995	4/1/2023
	Hello Heart Inc.		Senior Secured	11.0%		1,053,878	1,013,739	1,013,739	4/1/2023
	Hello Heart Inc.		Senior Secured	10.8%		147,826	146,507	146,507	7/1/2021
	Hello Heart Inc. Subtotal					3,170,748	3,106,146	3,106,146
	HumanAPI, Inc.		Senior Secured	11.8%		989,575	956,134	956,134	10/1/2022
	HumanAPI, Inc.		Senior Secured	11.8%		376,582	372,472	372,472	1/1/2023
	HumanAPI, Inc. Subtotal					1,366,157	1,328,606	1,328,606
	mPharma Data, Inc. ** ^		Senior Secured	10.0%		797,144	790,700	790,700	11/1/2021
	Myolex, Inc.		Senior Secured	18.0%		762,531	726,537	211,873	*
	Naked Biome, Inc.		Senior Secured	18.0%		523,049	419,422	—	*
	Robin Care, Inc.		Senior Secured	11.5%		379,759	355,571	355,571	6/1/2022
	Sparta Software Corporation		Senior Secured	11.5%	2.2%	256,637	251,667	251,667	5/1/2022
	Therapydia, Inc.		Senior Secured	11.5%		185,375	182,866	182,866	12/1/2022
	Therapydia, Inc.		Senior Secured	11.5%		152,838	146,829	146,829	8/1/2022
	Therapydia, Inc.		Senior Secured	12.5%	1.7%	97,822	97,822	97,822	6/1/2023
	Therapydia, Inc.		Senior Secured	11.5%		193,310	190,583	190,583	1/1/2023
	Therapydia, Inc.		Senior Secured	12.0%	1.7%	88,466	84,033	84,033	3/1/2023
	Therapydia, Inc. Subtotal					717,811	702,133	702,133
Other Healthcare Total		22.9%				$33,168,494	$32,170,576	$31,236,490

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Final Maturity Date
Other Technology
	Abiquo Group, Inc. ** ^		Senior Secured	12.0%		$74,763	$73,972	$55,149	7/1/2021
	Aclima, Inc.		Senior Secured	11.9%		777,204	726,793	726,793	4/1/2022
	Aclima, Inc.		Senior Secured	12.0%		1,979,196	1,763,986	1,763,986	10/1/2023
	Aclima, Inc. Subtotal					2,756,400	2,490,779	2,490,779
	Antitoxin Technologies Inc. ** ^		Senior Secured	11.5%		313,844	301,006	301,006	9/1/2022
	ATeam Army, Inc.		Senior Secured	12.0%		1,055,250	1,009,969	1,009,969	4/1/2023
	Beanfields, PBC		Senior Secured	12.5%		509,389	499,982	499,982	3/1/2023
	Beanfields, PBC		Senior Secured	12.5%		712,361	687,955	687,955	3/1/2023
	Beanfields, PBC Subtotal					1,221,750	1,187,937	1,187,937
	Benson Hill Bio, Inc.		Senior Secured	12.5%		9,880,113	9,275,224	9,275,224	5/1/2024
	Brightside Benefit, Inc.		Senior Secured	12.1%		404,315	390,455	390,455	9/1/2022
	Brightside Benefit, Inc.		Senior Secured	12.4%		698,764	690,814	690,814	3/1/2023
	Brightside Benefit, Inc. Subtotal					1,103,079	1,081,269	1,081,269
	BW Industries, Inc.		Senior Secured	11.8%		1,610,005	1,503,643	1,503,643	5/1/2023
	BW Industries, Inc.		Senior Secured	11.8%		1,663,889	1,638,459	1,638,459	6/1/2023
	BW Industries, Inc. Subtotal					3,273,894	3,142,102	3,142,102
	Consumer Physics, Inc. ** ^		Senior Secured	11.0%		401,805	395,736	382,738	12/1/2021
	Eguana Technologies, Inc. ** ^		Senior Secured	12.5%		603,506	585,082	585,082	2/1/2022
	Finiks, Inc.		Senior Secured	2.7%		667,500	17,248	40,875	*
	Fitplan, Inc. ** ^		Senior Secured	12.5%		1,226,870	1,086,325	1,058,116	*
	Flo Water, Inc.		Senior Secured	11.4%		69,140	68,828	68,828	5/1/2021
	Flo Water, Inc.		Senior Secured	11.8%		1,838,910	1,757,965	1,757,965	12/1/2023
	Flo Water, Inc. Subtotal					1,908,050	1,826,793	1,826,793
	Gap Year Global, Inc.		Senior Secured	18.0%		90,768	86,359	—	*
	Heartwork, Inc.		Senior Secured	18.0%		379,462	371,981	20,443	*
	Higher Ground Education, Inc.		Senior Secured	12.5%		442,792	436,379	436,379	8/1/2023
	Higher Ground Education, Inc.		Senior Secured	12.5%		1,738,929	1,674,242	1,674,242	1/1/2023
	Higher Ground Education, Inc.		Senior Secured	12.5%		402,950	397,562	397,562	5/1/2023
	Higher Ground Education, Inc.		Senior Secured	12.5%		1,168,102	1,153,262	1,153,262	4/1/2023
	Higher Ground Education, Inc. Subtotal					3,752,773	3,661,445	3,661,445
	Hint, Inc.		Senior Secured	11.0%		370,263	370,263	370,263	7/1/2021
	Hint, Inc.		Senior Secured	11.0%		461,000	451,804	451,804	8/1/2021
	Hint, Inc.		Senior Secured	12.0%		4,943,314	4,522,485	4,522,485	6/1/2023
	Hint, Inc. Subtotal					5,774,577	5,344,552	5,344,552
	Jiko Group, Inc.		Senior Secured	12.0%		3,161,965	3,040,937	3,040,937	6/1/2023
	Lambda School, Inc.		Senior Secured	11.3%		4,659,050	4,452,572	4,452,572	7/1/2023
	Lambda School, Inc.		Senior Secured	11.3%		2,402,127	2,402,127	2,402,127	8/1/2023
	Lambda School, Inc. Subtotal					7,061,177	6,854,699	6,854,699
	Make School, Inc.		Senior Secured	11.3%		215,114	213,295	213,295	3/1/2022

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Final Maturity Date
	Merlin Labs, Inc.		Senior Secured	11.0%		264,445	258,459	258,459	6/1/2022
	Merlin Labs, Inc.		Senior Secured	11.0%		188,052	185,752	185,752	1/1/2023
	Merlin Labs, Inc. Subtotal					452,497	444,211	444,211
	Neuehouse, LLC		Senior Secured	12.0%		1,750,000	1,292,765	1,742,317	*
	Nevada Nanotech Systems, Inc.		Senior Secured	12.0%		112,771	111,432	111,432	6/1/2021
	NewGlobe Schools, Inc. ** ^		Senior Secured	12.5%		2,389,961	2,334,313	2,334,313	8/1/2022
	NewGlobe Schools, Inc. ** ^		Senior Secured	12.5%		3,360,144	3,237,965	3,237,965	8/1/2023
	NewGlobe Schools, Inc. ** ^ Subtotal					5,750,105	5,572,278	5,572,278
	Northern Quinoa Production Corporation ** ^		Senior Secured	10.7%		5,339,498	5,150,646	5,150,646	12/1/2022
	Noteleaf, Inc.		Senior Secured	12.5%		2,277,124	1,985,310	852,531	*
	Opya, Inc.		Senior Secured	12.0%		1,146,958	1,119,400	1,119,400	11/1/2023
	Ozy Media, Inc.		Senior Secured	12.8%		2,257,195	2,185,062	2,185,062	6/1/2023
	Percepto, Inc.		Senior Secured	12.2%		1,457,157	1,396,486	1,396,486	4/1/2023
	Pitzi, Ltd. ** ^		Senior Secured	12.0%		1,483,234	1,440,824	1,440,824	4/1/2024
	Plant Prefab, Inc.		Senior Secured	11.0%		868,324	835,869	835,869	8/1/2022
	Platform Science, Inc.		Senior Secured	12.0%		496,844	482,590	482,590	2/1/2022
	Plenty Unlimited, Inc.		Senior Secured	9.0%	11.7%	827,521	819,739	819,739	9/1/2021
	Plethora, Inc.		Senior Secured	11.2%		2,121,248	2,023,329	2,023,329	7/1/2022
	Romaine Empire, Inc.		Senior Secured	12.3%		5,206,035	5,014,555	5,014,555	7/1/2023
	Saltbox, Inc.		Senior Secured	12.3%		387,145	374,471	374,471	6/1/2023
	SMS OPCO LLC		Senior Secured	8.0%		36,125	17,375	17,375	*
	Strong Arm Technologies, Inc.		Senior Secured	12.0%		84,987	84,566	84,566	5/1/2021
	Sustainable Living Partners, LLC		Senior Secured	12.5%		4,120,218	3,713,248	3,713,248	8/1/2023
	Terramera, Inc. ** ^		Senior Secured	12.0%		35,002	34,951	34,951	4/1/2021
	Terramera, Inc. ** ^		Senior Secured	12.0%		69,988	69,669	69,669	4/1/2021
	Terramera, Inc. ** ^ Subtotal					104,990	104,620	104,620
	UniEnergy Technologies LLC		Senior Secured	12.3%		1,351,234	1,309,132	874,137	*
	Veev Group, Inc.		Senior Secured	12.5%		329,580	324,676	324,676	12/1/2021
	Veev Group, Inc.		Senior Secured	12.5%		3,386,012	3,337,293	3,337,293	6/1/2023
	Veev Group, Inc.		Senior Secured	12.5%		1,128,433	1,034,135	1,034,135	6/1/2023
	Veev Group, Inc. Subtotal					4,844,025	4,696,104	4,696,104
	Velo Holdings Limited		Senior Secured	12.0%		2,471,720	2,178,097	1,911,057	*
	Welcome Tech, Inc.		Senior Secured	10.5%		476,489	453,491	453,491	5/1/2022
	Wheels Labs, Inc.		Senior Secured	12.5%		2,688,422	2,640,431	2,640,431	8/1/2022
	Wine Plum, Inc.		Senior Secured	12.5%		629,770	612,987	612,987	9/1/2022
Other Technology Total		63.3%				$93,664,296	$88,105,728	$86,246,166

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Final Maturity Date
Security
	Axonius, Inc.		Senior Secured	12.0%		$111,098	$109,958	$109,958	9/1/2021
	Karamba Security Ltd. ** ^		Senior Secured	12.0%		796,597	761,766	761,766	6/1/2022
	Nok Nok Labs, Inc.		Senior Secured	12.5%		456,907	452,013	452,013	6/1/2022
	Safetrust Holdings, Inc.		Senior Secured	12.5%		158,625	129,668	129,668	8/1/2021
Security Total		1.1%				$1,523,227	$1,453,405	$1,453,405

Semiconductors & Equipment
	ETA Compute, Inc.		Senior Secured	12.0%		$440,010	$434,277	$434,277	11/1/2021
	Innophase, Inc.		Senior Secured	11.8%		337,500	336,632	336,632	6/1/2021
	Innophase, Inc.		Senior Secured	11.8%		787,042	782,912	782,912	6/1/2021
	Innophase, Inc. Subtotal					1,124,542	1,119,544	1,119,544
Semiconductors & Equipment Total		1.1%				$1,564,552	$1,553,821	$1,553,821

Software
	ArborMetrix, Inc.		Senior Secured	12.5%		$1,367,253	$1,318,903	$1,318,903	9/1/2023
	ArborMetrix, Inc.		Senior Secured	11.5%		1,708,746	1,676,182	1,676,182	6/1/2022
	ArborMetrix, Inc.		Senior Secured	11.5%		488,401	488,401	488,401	6/1/2022
	ArborMetrix, Inc.		Senior Secured	12.5%		684,161	667,454	667,454	9/1/2023
	ArborMetrix, Inc. Subtotal					4,248,561	4,150,940	4,150,940
	Blockdaemon, Inc.		Senior Secured	11.3%		132,419	129,765	129,765	6/1/2022
	Blockdaemon, Inc.		Senior Secured	11.3%		46,208	45,194	45,194	8/1/2021
	Blockdaemon, Inc. Subtotal					178,627	174,959	174,959
	Bloomboard, Inc.		Senior Secured	11.5%		2,542,024	1,152,496	1,059,568	*
	Canary Technologies Corp.		Senior Secured	11.5%		225,666	215,108	215,108	6/1/2023
	Censia Inc.		Senior Secured	11.0%		658,016	635,910	635,910	10/1/2022
	Cloudleaf, Inc.		Senior Secured	12.0%		1,328,282	1,256,788	1,256,788	8/1/2023
	Cloudleaf, Inc.		Senior Secured	12.0%		204,791	202,516	202,516	9/1/2021
	Cloudleaf, Inc.		Senior Secured	12.0%		742,297	728,958	728,958	9/1/2024
	Cloudleaf, Inc. Subtotal					2,275,370	2,188,262	2,188,262
	DealPath, Inc.		Senior Secured	11.0%		117,219	116,912	116,912	5/1/2021
	Dynamics, Inc.		Senior Secured	12.5%		1,541,995	1,498,108	1,498,108	2/1/2022
	Eskalera, Inc.		Senior Secured	10.5%		812,378	792,272	792,272	3/1/2023
	Estify, Inc.		Senior Secured	18.0%		842,819	713,355	148,174	*
	Fortress IQ, Inc.		Senior Secured	11.3%		187,222	184,904	184,904	11/1/2021
	GoFormz, Inc.		Senior Secured	12.0%		127,650	126,571	126,571	6/1/2021
	ICX Media, Inc.		Senior Secured	12.5%		232,948	229,297	229,297	7/1/2023
	ICX Media, Inc.		Senior Secured	12.5%		218,471	215,219	215,219	5/1/2023
	ICX Media, Inc.		Senior Secured	12.5%		249,894	240,612	240,612	5/1/2022
	ICX Media, Inc. Subtotal					701,313	685,128	685,128

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Final Maturity Date
	Invoice2Go, Inc.		Senior Secured	12.0%		813,955	805,837	805,837	3/1/2023
	Invoice2Go, Inc.		Senior Secured	12.0%		988,822	826,814	826,814	3/1/2024
	Invoice2Go, Inc.		Senior Secured	12.0%		902,686	876,884	876,884	6/1/2023
	Invoice2Go, Inc.		Senior Secured	12.0%		989,168	949,015	949,015	6/1/2024
	Invoice2Go, Inc.		Senior Secured	12.0%		431,242	409,650	409,650	3/1/2022
	Invoice2Go, Inc.		Senior Secured	12.0%		691,427	685,519	685,519	11/1/2022
	Invoice2Go, Inc.		Senior Secured	11.8%		52,380	52,380	52,380	4/1/2021
	Invoice2Go, Inc.		Senior Secured	12.0%		563,925	559,874	559,874	7/1/2022
	Invoice2Go, Inc.		Senior Secured	11.8%		61,110	60,978	60,978	4/1/2021
	Invoice2Go, Inc.		Senior Secured	11.8%		61,109	61,109	61,109	4/1/2021
	Invoice2Go, Inc. Subtotal					5,555,824	5,288,060	5,288,060
	Ipolipo, Inc.		Senior Secured	12.0%		2,053,054	1,959,942	1,493,583	9/1/2022
	Medable, Inc.		Senior Secured	12.0%		1,567,705	1,495,671	1,495,671	2/1/2023
	Medable, Inc.		Senior Secured	12.0%		783,953	774,811	774,811	2/1/2023
	Medable, Inc. Subtotal					2,351,658	2,270,482	2,270,482
	Metarail, Inc.		Senior Secured	12.0%		735,278	725,683	489,327	7/1/2023
	Metawave Corporation		Senior Secured	12.0%		520,116	510,571	510,571	7/1/2022
	Migo Money, Inc. ** ^		Senior Secured	12.5%		216,332	216,332	216,332	3/1/2022
	Migo Money, Inc. ** ^		Senior Secured	12.3%		246,678	240,545	240,545	12/1/2021
	Migo Money, Inc. ** ^ Subtotal					463,010	456,877	456,877
	OrderGroove, Inc.		Senior Secured	12.0%		4,710,187	4,415,418	4,415,418	4/1/2024
	Owl Cameras, Inc.		Senior Secured	18.0%		548,878	289,998	381,679	*
	PlushCare, Inc.		Senior Secured	11.8%		373,517	369,516	369,516	5/1/2022
	PlushCare, Inc.		Senior Secured	11.8%		497,610	485,905	485,905	5/1/2022
	PlushCare, Inc. Subtotal					871,127	855,421	855,421
	Resilio, Inc.		Senior Secured	12.8%		19,038	19,038	19,038	5/1/2021
	Safe Securities Inc.		Senior Secured	12.0%		392,010	371,782	371,782	2/1/2023
	Splitwise, Inc.		Senior Secured	12.3%		361,581	350,738	350,738	12/1/2022
	Swivel, Inc.		Senior Secured	12.0%		137,492	132,079	132,079	8/1/2022
	Swivel, Inc.		Senior Secured	12.0%		152,194	152,194	152,194	10/1/2022
	Swivel, Inc. Subtotal					289,686	284,273	284,273
	Trendalytics Innovation Labs, Inc.		Senior Secured	12.8%		160,002	151,341	130,417	6/1/2022
	Truthset, Inc.		Senior Secured	10.5%		327,292	327,292	327,292	5/1/2023
	Truthset, Inc.		Senior Secured	10.5%		293,201	278,294	278,294	2/1/2023
	Truthset, Inc. Subtotal					620,493	605,586	605,586
	Workspot, Inc.		Senior Secured	12.0%		495,298	487,751	487,751	10/1/2022
	Workspot, Inc.		Senior Secured	12.0%		447,460	428,496	428,496	8/1/2022
	Workspot, Inc.		Senior Secured	12.0%		166,636	163,410	163,410	9/1/2021
	Workspot, Inc. Subtotal					1,109,394	1,079,657	1,079,657
Software Total		22.7%				$35,220,196	$32,269,792	$30,979,725

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Final Maturity Date
Technology Services
	Blazent, Inc.		Senior Secured	12.0%		$1,326,363	$719,767	$498,501	*
	CloudIQ Ltd. ** ^		Senior Secured	12.0%		880,357	852,061	794,553	12/1/2021
	Dolly, Inc.		Senior Secured	12.1%		508,530	502,246	502,246	5/1/2021
	Klar Holdings Limited ** ^		Senior Secured	12.5%		165,366	144,368	144,368	10/1/2022
	Klar Holdings Limited ** ^		Senior Secured	14.2%	4.0%	235,769	224,678	224,678	7/1/2023
	Klar Holdings Limited ** ^ Subtotal					401,135	369,046	369,046
	Leap Services, Inc.		Senior Secured	12.0%		265,791	259,081	259,081	6/1/2022
	Liftit, Inc. ** ^		Senior Secured	12.0%		330,120	326,449	326,449	10/1/2022
	Liftit, Inc. ** ^		Senior Secured	12.0%		298,208	286,030	286,030	8/1/2022
	Liftit, Inc. ** ^ Subtotal					628,328	612,479	612,479
	Loansnap Holdings Inc. **		Senior Secured	11.0%		1,983,028	1,889,872	1,776,416	12/1/2022
	PayJoy, Inc. **		Senior Secured	10.0%		182,737	181,037	181,037	8/1/2021
	Relimetrics, Inc.		Senior Secured	11.3%		135,446	133,056	133,056	1/1/2022
	Riffyn, Inc.		Senior Secured	11.5%		56,109	55,966	55,966	6/1/2021
	Solugen, Inc.		Senior Secured	11.0%		1,879,651	1,799,907	1,799,907	1/1/2023
	Solugen, Inc.		Senior Secured	11.0%		940,473	927,298	927,298	1/1/2023
	Solugen, Inc.		Senior Secured	11.0%		940,012	929,748	929,748	1/1/2023
	Solugen, Inc. Subtotal					3,760,136	3,656,953	3,656,953
	Thrive Financial, Inc. **		Senior Secured	9.3%		247,934	247,934	247,934	11/1/2023
	Thrive Financial, Inc. **		Senior Secured	11.5%		659,173	637,540	637,540	10/1/2022
	Thrive Financial, Inc. ** Subtotal					907,107	885,474	885,474
	TrueFacet, Inc.		Senior Secured	18.0%		871,610	839,387	—	*
	Zeel Networks, Inc.		Senior Secured	11.0%		2,517,840	2,466,332	2,281,078	6/1/2023
Technology Services Total		8.8%				$14,424,517	$13,422,757	$12,005,886

Wireless
	AirVine Scientific, Inc.		Senior Secured	12.0%		$78,638	$77,352	$77,352	9/1/2022
	AirVine Scientific, Inc.		Senior Secured	12.0%		78,583	75,646	75,646	9/1/2022
	AirVine Scientific, Inc. Subtotal					157,221	152,998	152,998
	Parallel Wireless, Inc.		Senior Secured	11.8%		3,121,728	3,079,191	3,079,191	8/1/2023
	Parallel Wireless, Inc.		Senior Secured	11.8%		3,214,551	3,169,153	3,169,153	9/1/2023
	Parallel Wireless, Inc.		Senior Secured	11.8%		5,867,085	5,651,023	5,651,023	6/1/2023
	Parallel Wireless, Inc. Subtotal					12,203,364	11,899,367	11,899,367
Wireless Total		8.8%				$12,360,585	$12,052,365	$12,052,365
Grand Total		175.8%				$277,743,005	$259,911,978	$239,607,716

* As of March 31, 2021, loans with a cost basis of $34.3 million and a fair value of $15.1 million were classified as non-accrual. These loans have been accelerated from their original maturity and are due in their entirety. During the period for which these loans have been on non-accrual status, no interest income has been recognized.

** Indicates assets that the Fund deems “non-qualifying assets.” As of March 31, 2021, 15.7% of the Fund’s total assets represented non-qualifying assets. Under Section 55(a) of the 1940 Act, the Fund is prohibited from acquiring any additional non-qualifying assets unless, at the time of acquisition, certain specified qualifying assets (e.g., securities issued by an “eligible portfolio company, ” as defined in Section 2(a)(46)) represent at least 70% of its total assets. As part of this calculation, the numerator consists of the value of the Fund’s investments in all eligible portfolio companies and the denominator consists of total assets less those assets described in Section 55(a)(7) of the 1940 Act.

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
    As of March 31, 2021, all loans were made to non-affiliates.

See notes to condensed financial statements (unaudited).

VENTURE LENDING & LEASING VIII, INC.

CONDENSED SCHEDULE OF INVESTMENTS (UNAUDITED)
AS OF DECEMBER 31, 2020

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Final Maturity Date

Biotechnology
	Antheia, Inc.		Senior Secured	11.5%		$ 1,220,291	$ 1,206,345	$ 1,206,345	12/1/2022
	Antheia, Inc.		Senior Secured	11.5%		1,219,076	1,181,003	1,181,003	12/1/2022
	Antheia, Inc. Subtotal					2,439,367	2,387,348	2,387,348
	Driver Bioengineering, Inc.		Senior Secured	11.0%		349,663	311,553	311,553	4/1/2023
	Driver Bioengineering, Inc.		Senior Secured	11.0%		866,600	849,310	849,310	6/1/2023
	Driver Bioengineering, Inc. Subtotal					1,216,263	1,160,863	1,160,863
	Orpheus Therapeutics, Inc.		Senior Secured	18.0%		178,510	174,288	-	*
	Quartzy, Inc.		Senior Secured	12.0%		1,113,593	1,083,782	1,083,782	7/1/2024
	Quartzy, Inc.		Senior Secured	12.0%		1,113,211	1,085,490	1,085,490	5/1/2024
	Quartzy, Inc.		Senior Secured	12.0%		722,540	648,418	648,418	8/1/2023
	Quartzy, Inc. Subtotal					2,949,344	2,817,690	2,817,690
Biotechnology Total		4.0%				$ 6,783,484	$ 6,540,189	$ 6,365,901

Computers & Storage
	Canary Connect, Inc.		Senior Secured	12.8%		$ 2,256,808	$ 2,199,490	$ 2,199,490	3/1/2023
	Fetch Robotics, Inc.		Senior Secured	12.0%		7,418,932	7,104,656	7,104,656	6/1/2024
Computers & Storage Total		5.8%				$ 9,675,740	$ 9,304,146	$ 9,304,146

Internet
	Ainsly, Inc. ** ^		Senior Secured	12.5%		$ 247,340	$ 217,309	$ 217,309	9/1/2023
	Ainsly, Inc. ** ^		Senior Secured	12.5%		173,207	173,207	173,207	8/1/2022
	Ainsly, Inc. ** ^		Senior Secured	12.5%		519,587	490,896	490,896	8/1/2022
	Ainsly, Inc. ** ^ Subtotal					940,134	881,412	881,412
	Amino Payments, Inc.		Senior Secured	10.8%		830,084	794,625	669,630	*
	Bombfell, Inc.		Senior Secured	11.0%		597,384	297,205	3,748	*
	Cesium, Inc.		Senior Secured	10.3%		105,348	103,881	103,881	1/1/2023
	Cesium, Inc.		Senior Secured	10.3%		210,624	200,481	200,481	1/1/2023
	Cesium, Inc. Subtotal					315,972	304,362	304,362
	Clearsurance, Inc.		Senior Secured	10.3%		745,288	731,486	731,486	9/1/2021
	Daily Muse, Inc.		Senior Secured	11.0%		3,699,267	3,668,202	3,668,202	1/1/2022
	FLYR, Inc.		Senior Secured	11.7%		2,054,116	1,979,219	1,278,551	1/1/2022
	iZENEtech, Inc. ** ^		Senior Secured	11.0%		1,081,192	1,076,408	1,076,408	6/1/2021
	iZENEtech, Inc. ** ^		Senior Secured	11.0%		184,334	183,583	183,583	1/1/2021
	iZENEtech, Inc. ** ^ Subtotal					1,265,526	1,259,991	1,259,991
	Lenddo International ** ^		Senior Secured	18.0%		795,048	544,703	19,966	*
	Lukla, Inc.		Senior Secured	12.5%		247,208	237,422	237,422	6/1/2023
	Lukla, Inc.		Senior Secured	12.5%		407,447	363,868	363,868	12/1/2022
	Lukla, Inc. Subtotal					654,655	601,290	601,290

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Final Maturity Date
	Masse, Inc.		Senior Secured	18.0%		304,001	144,008	10,000	*
	Merchbar, Inc.		Senior Secured	11.8%		451,293	430,995	430,995	3/1/2023
	MyPizza Technologies, Inc.		Senior Secured	11.5%		4,943,040	4,784,040	4,784,040	12/1/2023
	MyPizza Technologies, Inc.		Senior Secured	11.5%		2,471,842	2,436,444	2,436,444	2/1/2024
	MyPizza Technologies, Inc. Subtotal					7,414,882	7,220,484	7,220,484
	Nimble Rx, Inc.		Senior Secured	12.0%		1,236,949	1,188,381	1,188,381	11/1/2023
	Nimble Rx, Inc.		Senior Secured	12.0%		1,091,906	999,055	999,055	2/1/2023
	Nimble Rx, Inc. Subtotal					2,328,855	2,187,436	2,187,436
	OneLocal, Inc. ** ^		Senior Secured	12.3%		301,162	295,353	295,353	3/1/2023
	OneLocal, Inc. ** ^		Senior Secured	12.3%		301,150	296,454	296,454	3/1/2023
	OneLocal, Inc. ** ^		Senior Secured	12.3%		301,078	281,207	281,207	3/1/2023
	OneLocal, Inc. ** ^ Subtotal					903,390	873,014	873,014
	Osix Corporation		Senior Secured	12.3%		43,214	40,351	40,351	12/1/2021
	RenoFi, Inc.		Senior Secured	12.0%		247,292	231,778	231,778	6/1/2023
	RenoFi, Inc.		Senior Secured	12.0%		247,427	242,330	242,330	6/1/2023
	RenoFi, Inc. Subtotal					494,719	474,108	474,108
	Residently USA, LLC ** ^		Senior Secured	12.0%		873,899	789,139	789,139	2/1/2023
	Residently USA, LLC ** ^		Senior Secured	12.0%		371,000	371,000	371,000	12/1/2023
	Residently USA, LLC ** ^ Subtotal					1,244,899	1,160,139	1,160,139
	Serface Care, Inc.		Senior Secured	12.3%		961,139	566,912	21,201	*
	Shadow, PBC		Senior Secured	11.5%		470,556	441,930	441,930	10/1/2022
	SpotOn Computing, Inc.		Senior Secured	18.0%		1,893,528	1,853,788	792,634	*
	Stay Alfred, Inc.		Senior Secured	18.0%		10,932,368	8,846,733	1,262,774	*
	Verishop, Inc.		Senior Secured	12.0%		2,472,054	2,437,550	2,437,550	12/1/2023
	Verishop, Inc.		Senior Secured	12.0%		2,471,119	2,366,934	2,366,934	12/1/2023
	Verishop, Inc. Subtotal					4,943,173	4,804,484	4,804,484
Internet Total		18.3%				$ 44,283,491	$ 40,106,877	$ 29,138,188

Medical Devices
	Ablacon, Inc.		Senior Secured	11.0%		$ 2,256,537	$ 2,168,757	$ 2,168,757	3/1/2023
	Ablacon, Inc.		Senior Secured	11.0%		2,257,368	2,224,508	2,224,508	3/1/2023
	Ablacon, Inc. Subtotal					4,513,905	4,393,265	4,393,265
	Anutra Medical, Inc.		Senior Secured	12.0%		188,448	182,138	182,138	10/1/2022
	CytoVale, Inc.		Senior Secured	12.0%		494,475	470,113	470,113	10/1/2023
	CytoVale, Inc.		Senior Secured	12.0%		304,420	301,225	301,225	7/1/2022
	CytoVale, Inc.		Senior Secured	12.0%		362,240	358,640	358,640	6/1/2022
	CytoVale, Inc.		Senior Secured	12.0%		306,253	296,276	296,276	3/1/2022
	CytoVale, Inc.		Senior Secured	12.0%		494,687	485,502	485,502	11/1/2023
	CytoVale, Inc. Subtotal					1,962,075	1,911,756	1,911,756
	eXo Imaging, Inc.		Senior Secured	11.8%		1,978,816	1,837,427	1,837,427	9/1/2023
	eXo Imaging, Inc.		Senior Secured	11.8%		1,974,541	1,930,965	1,930,965	9/1/2023
	eXo Imaging, Inc. Subtotal					3,953,357	3,768,392	3,768,392
	Medrobotics Corporation, Inc.		Senior Secured	18.0%		10,000,000	8,793,564	3,275,462	*

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Final Maturity Date
	RadiAction Ltd. ** ^		Senior Secured	11.5%		361,800	354,634	354,634	10/1/2021
	RadiAction Ltd. ** ^		Senior Secured	11.5%		562,882	557,426	557,426	4/1/2022
	RadiAction Ltd. ** ^ Subtotal					924,682	912,060	912,060
	Renovia, Inc.		Senior Secured	10.5%		7,869,790	7,157,643	7,157,643	1/1/2023
Medical Devices Total		13.5%				$ 29,412,257	$ 27,118,818	$ 21,600,716

Other Healthcare
	Caredox, Inc.		Senior Secured	11.8%		$ 775,417	$ 762,534	$ 762,534	7/1/2022
	Clover Health Investments Corporation		Senior Secured	11.0%		9,033,546	8,792,010	8,792,010	3/1/2022
	Clover Health Investments Corporation		Senior Secured	11.3%		6,428,843	6,428,843	6,428,843	10/1/2022
	Clover Health Investments Corporation Subtotal					15,462,389	15,220,853	15,220,853
	Emerald Cloud Lab, Inc.		Senior Secured	11.8%		1,052,899	1,011,549	1,011,549	12/1/2021
	GoForward, Inc.		Senior Secured	11.5%		3,094,971	3,004,838	3,004,838	6/1/2024
	GoForward, Inc.		Senior Secured	11.5%		6,181,238	5,735,573	5,735,573	9/1/2023
	GoForward, Inc. Subtotal					9,276,209	8,740,411	8,740,411
	Grin, Inc.		Senior Secured	12.0%		494,743	484,898	484,898	1/1/2024
	Grin, Inc.		Senior Secured	12.0%		989,140	944,177	944,177	10/1/2023
	Grin, Inc. Subtotal					1,483,883	1,429,075	1,429,075
	Hello Heart Inc.		Senior Secured	10.8%		255,287	251,669	251,669	7/1/2021
	Hello Heart Inc.		Senior Secured	10.8%		540,088	536,623	536,623	10/1/2021
	Hello Heart Inc.		Senior Secured	11.0%		932,214	919,531	919,531	4/1/2023
	Hello Heart Inc.		Senior Secured	11.0%		742,816	730,145	730,145	11/1/2023
	Hello Heart Inc.		Senior Secured	11.0%		1,164,939	1,115,829	1,115,829	4/1/2023
	Hello Heart Inc. Subtotal					3,635,344	3,553,797	3,553,797
	HumanAPI, Inc.		Senior Secured	11.8%		1,129,747	1,086,210	1,086,210	10/1/2022
	HumanAPI, Inc.		Senior Secured	11.8%		421,960	416,785	416,785	1/1/2023
	HumanAPI, Inc. Subtotal					1,551,707	1,502,995	1,502,995
	mPharma Data, Inc. ** ^		Senior Secured	10.0%		38,140	38,071	38,071	3/1/2021
	mPharma Data, Inc. ** ^		Senior Secured	10.0%		1,082,690	1,071,090	1,071,090	11/1/2021
	mPharma Data, Inc. ** ^ Subtotal					1,120,830	1,109,161	1,109,161
	Myolex, Inc.		Senior Secured	18.0%		762,531	726,537	211,873	*
	Naked Biome, Inc.		Senior Secured	18.0%		523,049	419,422	-	*
	Robin Care, Inc.		Senior Secured	11.5%		438,538	414,825	414,825	12/1/2021
	Sparta Software Corporation		Senior Secured	11.5%	2.2%	304,794	297,802	297,802	5/1/2022
	Therapydia, Inc.		Senior Secured	11.5%		216,666	213,232	213,232	1/1/2023
	Therapydia, Inc.		Senior Secured	12.5%	1.7%	106,892	106,892	106,892	6/1/2023
	Therapydia, Inc.		Senior Secured	11.5%		177,330	169,271	169,271	8/1/2022
	Therapydia, Inc.		Senior Secured	12.0%	1.7%	97,822	92,394	92,394	3/1/2023
	Therapydia, Inc.		Senior Secured	11.5%		208,955	205,760	205,760	12/1/2022
	Therapydia, Inc. Subtotal					807,665	787,549	787,549
Other Healthcare Total		21.9%				$ 37,195,255	$ 35,976,510	$ 35,042,424

Other Technology
	Abiquo Group, Inc. ** ^		Senior Secured	12.0%		$ 128,914	$ 126,753	$ 126,753	7/1/2021

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Final Maturity Date
	Aclima, Inc.		Senior Secured	11.9%		1,089,754	1,004,090	1,004,090	4/1/2022
	Aclima, Inc.		Senior Secured	12.0%		1,979,808	1,731,899	1,731,899	10/1/2023
	Aclima, Inc. Subtotal					3,069,562	2,735,989	2,735,989
	Antitoxin Technologies Inc. ** ^		Senior Secured	11.5%		361,110	344,164	344,164	9/1/2022
	Apollo Flight Research Inc.		Senior Secured	11.0%		210,893	207,995	207,995	1/1/2023
	Apollo Flight Research Inc.		Senior Secured	11.0%		313,128	304,774	304,774	6/1/2022
	Apollo Flight Research Inc. Subtotal					524,021	512,769	512,769
	ATeam Army, Inc.		Senior Secured	12.0%		1,165,134	1,109,842	1,109,842	4/1/2023
	Beanfields, PBC		Senior Secured	12.5%		789,585	759,532	759,532	3/1/2023
	Beanfields, PBC		Senior Secured	12.5%		564,609	553,012	553,012	3/1/2023
	Beanfields, PBC Subtotal					1,354,194	1,312,544	1,312,544
	Benson Hill Bio, Inc.		Senior Secured	12.5%		9,883,793	9,205,314	9,205,314	5/1/2024
	Brightside Benefit, Inc.		Senior Secured	12.1%		464,870	446,579	446,579	9/1/2022
	Brightside Benefit, Inc.		Senior Secured	12.4%		774,623	764,814	764,814	3/1/2023
	Brightside Benefit, Inc. Subtotal					1,239,493	1,211,393	1,211,393
	BW Industries, Inc.		Senior Secured	11.8%		1,770,873	1,642,182	1,642,182	5/1/2023
	BW Industries, Inc.		Senior Secured	11.8%		1,823,172	1,792,512	1,792,512	6/1/2023
	BW Industries, Inc. Subtotal					3,594,045	3,434,694	3,434,694
	Consumer Physics, Inc. ** ^		Senior Secured	11.0%		538,240	527,610	490,311	12/1/2021
	DOSH Holdings, Inc.		Senior Secured	0.0%		700,000	514,745	514,745	*
	Eguana Technologies, Inc. ** ^		Senior Secured	12.5%		924,922	892,458	892,458	2/1/2022
	Finiks, Inc.		Senior Secured	2.7%		667,500	27,115	44,731	*
	Fitplan, Inc. ** ^		Senior Secured	12.5%		1,226,870	1,086,325	1,058,116	*
	Flo Water, Inc.		Senior Secured	11.4%		170,441	168,913	168,913	5/1/2021
	Flo Water, Inc.		Senior Secured	11.8%		1,978,592	1,884,544	1,884,544	12/1/2023
	Flo Water, Inc. Subtotal					2,149,033	2,053,457	2,053,457
	Gap Year Global, Inc.		Senior Secured	18.0%		90,768	86,359	-	*
	Heartwork, Inc.		Senior Secured	18.0%		379,462	371,981	27,353	*
	Higher Ground Education, Inc.		Senior Secured	12.5%		481,455	473,834	473,834	8/1/2023
	Higher Ground Education, Inc.		Senior Secured	12.5%		442,838	436,301	436,301	5/1/2023
	Higher Ground Education, Inc.		Senior Secured	12.5%		1,289,010	1,270,861	1,270,861	4/1/2023
	Higher Ground Education, Inc.		Senior Secured	12.5%		1,946,804	1,865,641	1,865,641	1/1/2023
	Higher Ground Education, Inc. Subtotal					4,160,107	4,046,637	4,046,637
	Hint, Inc.		Senior Secured	11.0%		278,952	276,573	276,573	3/1/2021
	Hint, Inc.		Senior Secured	12.0%		4,944,981	4,446,655	4,446,655	6/1/2023
	Hint, Inc.		Senior Secured	11.0%		727,671	706,141	706,141	8/1/2021
	Hint, Inc.		Senior Secured	11.0%		639,224	639,224	639,224	7/1/2021
	Hint, Inc. Subtotal					6,590,828	6,068,593	6,068,593
	Jiko Group, Inc.		Senior Secured	12.0%		3,463,686	3,318,065	3,318,065	6/1/2023
	Kogniz, Inc.		Senior Secured	12.8%		220,052	203,327	203,327	3/1/2022
	Lambda School, Inc.		Senior Secured	11.3%		2,474,403	2,474,403	2,474,403	8/1/2023
	Lambda School, Inc.		Senior Secured	11.3%		4,948,041	4,701,574	4,701,574	7/1/2023
	Lambda School, Inc. Subtotal					7,422,444	7,175,977	7,175,977
	LanzaTech New Zealand Ltd.		Senior Secured	13.3%		285,170	284,714	284,714	3/1/2021

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Final Maturity Date
	Make School, Inc.		Senior Secured	11.3%		291,677	287,406	287,406	8/1/2021
	Neuehouse, LLC		Senior Secured	12.0%		1,750,000	1,292,765	1,292,765	*
	Nevada Nanotech Systems, Inc.		Senior Secured	12.0%		222,226	217,658	217,658	6/1/2021
	NewGlobe Schools, Inc. ** ^		Senior Secured	12.5%		2,769,725	2,695,080	2,695,080	8/1/2022
	NewGlobe Schools, Inc. ** ^		Senior Secured	12.5%		3,459,803	3,315,571	3,315,571	8/1/2023
	NewGlobe Schools, Inc. ** ^ Subtotal					6,229,528	6,010,651	6,010,651
	Northern Quinoa Production Corporation ** ^		Senior Secured	10.7%		6,010,527	5,771,260	5,352,659	12/1/2022
	Noteleaf, Inc.		Senior Secured	12.5%		2,277,124	2,161,761	1,028,982	*
	Opya, Inc.		Senior Secured	12.0%		1,188,091	1,155,377	1,155,377	11/1/2023
	Ozy Media, Inc.		Senior Secured	12.8%		2,470,510	2,383,782	2,383,782	6/1/2023
	PDQ Enterprises LLC **		Senior Secured	11.0%		240,964	240,531	240,531	2/1/2021
	Percepto, Inc.		Senior Secured	12.2%		1,799,336	1,721,548	1,721,548	4/1/2023
	Pitzi, Ltd. ** ^		Senior Secured	12.0%		482,870	376,812	376,812	11/1/2023
	Pitzi, Ltd. ** ^		Senior Secured	12.0%		1,483,727	1,435,741	1,435,741	4/1/2024
	Pitzi, Ltd. ** ^ Subtotal					1,966,597	1,812,553	1,812,553
	Plant Prefab, Inc.		Senior Secured	11.0%		1,045,516	999,473	999,473	8/1/2022
	Platform Science, Inc.		Senior Secured	12.0%		623,171	601,043	601,043	2/1/2022
	Plenty Unlimited, Inc.		Senior Secured	9.0%	11.7%	159,868	159,505	159,505	1/1/2021
	Plenty Unlimited, Inc.		Senior Secured	9.0%	9.4%	217,703	217,280	217,280	3/1/2021
	Plenty Unlimited, Inc.		Senior Secured	9.0%	11.7%	1,103,738	1,089,466	1,089,466	9/1/2021
	Plenty Unlimited, Inc. Subtotal					1,481,309	1,466,251	1,466,251
	Plethora, Inc.		Senior Secured	11.2%		2,272,587	2,152,867	2,152,867	7/1/2022
	Romaine Empire, Inc.		Senior Secured	12.3%		5,454,020	5,227,539	5,227,539	7/1/2023
	Saltbox, Inc.		Senior Secured	12.3%		423,968	408,719	408,719	6/1/2023
	SMS OPCO LLC		Senior Secured	8.0%		36,875	18,125	18,125	*
	Strong Arm Technologies, Inc.		Senior Secured	12.0%		209,338	207,281	207,281	5/1/2021
	Sustainable Living Partners, LLC		Senior Secured	12.5%		4,479,984	3,999,116	3,999,116	8/1/2023
	Terramera, Inc. ** ^		Senior Secured	12.0%		275,821	272,706	272,706	4/1/2021
	Terramera, Inc. ** ^		Senior Secured	12.0%		137,941	137,444	137,444	4/1/2021
	Terramera, Inc. ** ^ Subtotal					413,762	410,150	410,150
	Theatro Labs, Inc.		Senior Secured	12.0%		888,982	873,903	873,903	8/1/2022
	UniEnergy Technologies LLC		Senior Secured	12.3%		1,351,234	1,309,132	874,137	*
	Veev Group, Inc.		Senior Secured	12.5%		1,235,419	1,122,426	1,122,426	6/1/2023
	Veev Group, Inc.		Senior Secured	12.5%		3,707,038	3,648,365	3,648,365	6/1/2023
	Veev Group, Inc.		Senior Secured	12.5%		432,783	424,481	424,481	12/1/2021
	Veev Group, Inc. Subtotal					5,375,240	5,195,272	5,195,272
	Velo Holdings Limited		Senior Secured	12.0%		2,471,720	2,252,248	1,985,209	*
	Virtuix Holdings, Inc.		Senior Secured	12.3%		141,134	139,438	117,049	4/1/2022
	Welcome Tech, Inc.		Senior Secured	10.5%		578,778	545,308	545,308	5/1/2022
	Wheels Labs, Inc.		Senior Secured	12.5%		3,115,612	3,051,198	3,051,198	8/1/2022
	Wine Plum, Inc.		Senior Secured	12.5%		723,778	701,625	701,625	9/1/2022
Other Technology Total		60.4%				$ 105,672,936	$ 99,264,805	$ 96,510,123

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Final Maturity Date
Security
	Axonius, Inc.		Senior Secured	12.0%		$ 164,208	$ 161,820	$ 161,820	9/1/2021
	Karamba Security Ltd. ** ^		Senior Secured	12.0%		942,140	893,736	893,736	6/1/2022
	Nok Nok Labs, Inc.		Senior Secured	12.5%		540,071	533,246	533,246	6/1/2022
	Safetrust Holdings, Inc.		Senior Secured	12.5%		249,930	186,010	186,010	8/1/2021
Security Total		1.1%				$ 1,896,349	$ 1,774,812	$ 1,774,812

Semiconductors & Equipment
	ETA Compute, Inc.		Senior Secured	12.0%		$ 596,190	$ 585,915	$ 585,915	11/1/2021
	Innophase, Inc.		Senior Secured	11.8%		665,278	662,301	662,301	6/1/2021
	Innophase, Inc.		Senior Secured	11.8%		1,551,410	1,537,272	1,537,272	6/1/2021
	Innophase, Inc. Subtotal					2,216,688	2,199,573	2,199,573
Semiconductors & Equipment Total		1.8%				$ 2,812,878	$ 2,785,488	$ 2,785,488

Software
	Aptible, Inc.		Senior Secured	11.8%		$ 17,356	$ 17,308	$ 17,308	2/1/2021
	ArborMetrix, Inc.		Senior Secured	12.5%		741,595	721,872	721,872	9/1/2023
	ArborMetrix, Inc.		Senior Secured	11.5%		577,973	577,973	577,973	6/1/2022
	ArborMetrix, Inc.		Senior Secured	12.5%		1,482,031	1,424,994	1,424,994	9/1/2023
	ArborMetrix, Inc.		Senior Secured	11.5%		2,022,100	1,976,670	1,976,670	6/1/2022
	ArborMetrix, Inc. Subtotal					4,823,699	4,701,509	4,701,509
	Blockdaemon, Inc.		Senior Secured	11.3%		156,750	153,047	153,047	6/1/2022
	Blockdaemon, Inc.		Senior Secured	11.3%		72,916	70,543	70,543	8/1/2021
	Blockdaemon, Inc. Subtotal					229,666	223,590	223,590
	Bloomboard, Inc.		Senior Secured	11.5%		2,542,024	1,225,605	1,132,676	*
	Canary Technologies Corporation		Senior Secured	11.5%		247,338	234,633	234,633	6/1/2023
	Censia Inc.		Senior Secured	11.0%		751,876	723,062	723,062	10/1/2022
	Cloudleaf, Inc.		Senior Secured	12.0%		1,445,065	1,360,260	1,360,260	8/1/2023
	Cloudleaf, Inc.		Senior Secured	12.0%		739,000	724,597	724,597	9/1/2024
	Cloudleaf, Inc.		Senior Secured	12.0%		302,692	297,928	297,928	9/1/2021
	Cloudleaf, Inc. Subtotal					2,486,757	2,382,785	2,382,785
	DealPath, Inc.		Senior Secured	11.0%		289,086	287,577	287,577	5/1/2021
	Dynamics, Inc.		Senior Secured	12.5%		2,208,811	2,106,703	2,106,703	8/1/2021
	Eskalera, Inc.		Senior Secured	10.5%		902,496	877,642	877,642	3/1/2023
	Estify, Inc.		Senior Secured	18.0%		842,819	737,672	154,458	*
	Fortress IQ, Inc.		Senior Secured	11.3%		253,904	249,744	249,744	11/1/2021
	GoFormz, Inc.		Senior Secured	12.0%		232,837	229,478	229,478	6/1/2021
	ICX Media, Inc.		Senior Secured	12.5%		247,171	242,814	242,814	7/1/2023
	ICX Media, Inc.		Senior Secured	12.5%		240,098	236,153	236,153	5/1/2023
	ICX Media, Inc.		Senior Secured	12.5%		298,886	285,701	285,701	5/1/2022
	ICX Media, Inc. Subtotal					786,155	764,668	764,668
	Invoice2Go, Inc.		Senior Secured	11.8%		240,887	239,594	239,594	4/1/2021
	Invoice2Go, Inc.		Senior Secured	11.8%		206,485	206,485	206,485	4/1/2021
	Invoice2Go, Inc.		Senior Secured	12.0%		989,150	806,149	806,149	3/1/2024
	Invoice2Go, Inc.		Senior Secured	12.0%		988,822	957,755	957,755	6/1/2023

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Final Maturity Date
	Invoice2Go, Inc.		Senior Secured	12.0%		902,702	892,679	892,679	3/1/2023
	Invoice2Go, Inc.		Senior Secured	12.0%		783,778	776,169	776,169	11/1/2022
	Invoice2Go, Inc.		Senior Secured	12.0%		660,026	654,481	654,481	7/1/2022
	Invoice2Go, Inc.		Senior Secured	12.0%		531,244	498,925	498,925	3/1/2022
	Invoice2Go, Inc.		Senior Secured	11.8%		240,892	240,892	240,892	4/1/2021
	Invoice2Go, Inc.		Senior Secured	12.0%		989,486	944,616	944,616	6/1/2024
	Invoice2Go, Inc. Subtotal					6,533,472	6,217,745	6,217,745
	Ipolipo, Inc.		Senior Secured	12.0%		2,066,199	1,943,195	1,476,836	6/1/2022
	Lucideus, Inc.		Senior Secured	12.0%		436,842	411,722	411,722	2/1/2023
	Medable, Inc.		Senior Secured	12.0%		1,746,992	1,657,497	1,657,497	2/1/2023
	Medable, Inc.		Senior Secured	12.0%		873,608	862,217	862,217	2/1/2023
	Medable, Inc. Subtotal					2,620,600	2,519,714	2,519,714
	Metarail, Inc.		Senior Secured	12.0%		735,278	723,738	487,382	7/1/2023
	Metawave Corporation		Senior Secured	12.0%		608,751	595,704	595,704	7/1/2022
	Migo Money, Inc. ** ^		Senior Secured	12.5%		266,341	266,341	266,341	3/1/2022
	Migo Money, Inc. ** ^		Senior Secured	12.3%		324,019	313,653	313,653	12/1/2021
	Migo Money, Inc. ** ^ Subtotal					590,360	579,994	579,994
	OrderGroove, Inc.		Senior Secured	12.0%		4,755,473	4,424,662	4,424,662	4/1/2024
	Owl Cameras, Inc.		Senior Secured	18.0%		605,050	310,170	308,414	*
	PlushCare, Inc.		Senior Secured	11.8%		595,693	579,013	579,013	5/1/2022
	PlushCare, Inc.		Senior Secured	11.8%		447,140	441,429	441,429	5/1/2022
	PlushCare, Inc. Subtotal					1,042,833	1,020,442	1,020,442
	Resilio, Inc.		Senior Secured	12.8%		46,851	46,851	46,851	5/1/2021
	Resilio, Inc.		Senior Secured	12.8%		28,407	27,431	27,431	3/1/2021
	Resilio, Inc. Subtotal					75,258	74,282	74,282
	Splitwise, Inc.		Senior Secured	12.3%		407,224	393,458	393,458	12/1/2022
	Swivel, Inc.		Senior Secured	12.0%		173,702	173,702	173,702	10/1/2022
	Swivel, Inc.		Senior Secured	12.0%		159,432	152,178	152,178	8/1/2022
	Swivel, Inc. Subtotal					333,134	325,880	325,880
	Trendalytics Innovation Labs, Inc.		Senior Secured	12.8%		189,070	177,064	156,140	6/1/2022
	Truthset, Inc.		Senior Secured	10.5%		327,294	308,736	308,736	2/1/2023
	Truthset, Inc.		Senior Secured	10.5%		360,505	360,505	360,505	5/1/2023
	Truthset, Inc. Subtotal					687,799	669,241	669,241
	VenueNext, Inc.		Senior Secured	0.0%		1,016,143	938,226	751,086	*
	Venuetize, Inc.		Senior Secured	12.3%		130,209	123,167	123,167	4/1/2022
	Workspot, Inc.		Senior Secured	12.0%		518,863	493,458	493,458	8/1/2022
	Workspot, Inc.		Senior Secured	12.0%		246,296	239,558	239,558	9/1/2021
	Workspot, Inc.		Senior Secured	12.0%		565,294	555,453	555,453	10/1/2022
	Workspot, Inc. Subtotal					1,330,453	1,288,469	1,288,469
Software Total		22.5%				$ 40,778,972	$ 37,498,849	$ 35,910,171

Technology Services
	Blazent, Inc.		Senior Secured	12.0%		$ 1,464,421	$ 989,830	$ 768,564	*
	CloudIQ Ltd. ** ^		Senior Secured	12.0%		1,156,720	1,108,942	906,974	12/1/2021
	Dolly, Inc.		Senior Secured	12.1%		530,265	514,590	514,590	5/1/2021

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Final Maturity Date
	Klar Holdings Limited ** ^		Senior Secured	14.2%	4.0%	248,885	235,790	235,790	7/1/2023
	Klar Holdings Limited ** ^		Senior Secured	12.5%		188,627	161,586	161,586	10/1/2022
	Klar Holdings Limited ** ^ Subtotal					437,512	397,376	397,376
	Leap Services, Inc.		Senior Secured	12.0%		314,353	305,005	305,005	6/1/2022
	Lifit, Inc. ** ^		Senior Secured	12.0%		345,793	329,478	329,478	8/1/2022
	Lifit, Inc. ** ^		Senior Secured	12.0%		376,772	371,984	371,984	10/1/2022
	Lifit, Inc. ** ^ Subtotal					722,565	701,462	701,462
	Loansnap Holdings Inc. **		Senior Secured	11.0%		2,236,556	2,118,234	1,913,394	12/1/2022
	PayJoy, Inc. **		Senior Secured	10.0%		288,795	284,794	284,794	8/1/2021
	Relimetrics, Inc.		Senior Secured	11.3%		173,675	169,806	169,806	1/1/2022
	Riffyn, Inc.		Senior Secured	11.5%		110,635	110,147	110,147	6/1/2021
	Riffyn, Inc.		Senior Secured	11.5%		112,218	111,492	111,492	3/1/2021
	Riffyn, Inc. Subtotal					222,853	221,639	221,639
	Solugen, Inc.		Senior Secured	11.0%		1,054,706	1,038,103	1,038,103	1/1/2023
	Solugen, Inc.		Senior Secured	11.0%		2,107,961	2,007,714	2,007,714	1/1/2023
	Solugen, Inc.		Senior Secured	11.0%		1,054,189	1,041,250	1,041,250	1/1/2023
	Solugen, Inc. Subtotal					4,216,856	4,087,067	4,087,067
	Thrive Financial, Inc. **		Senior Secured	11.5%		752,761	724,585	724,585	10/1/2022
	Thrive Financial, Inc. **		Senior Secured	9.3%		247,981	247,981	247,981	11/1/2023
	Thrive Financial, Inc. ** Subtotal					1,000,742	972,566	972,566
	TrueFacet, Inc.		Senior Secured	18.0%		871,610	839,387	-	*
	Zeel Networks, Inc.		Senior Secured	11.0%		2,531,182	2,468,819	2,283,564	3/1/2022
Technology Services Total		8.5%				$ 16,168,105	$ 15,179,517	$ 13,526,801

Wireless
	AirVine Scientific, Inc.		Senior Secured	12.0%		$ 90,366	$ 86,490	$ 86,490	9/1/2022
	AirVine Scientific, Inc.		Senior Secured	12.0%		90,429	88,728	88,728	9/1/2022
	AirVine Scientific, Inc. Subtotal					180,795	175,218	175,218
	Parallel Wireless, Inc.		Senior Secured	11.8%		6,428,736	6,168,641	6,168,641	6/1/2023
	Parallel Wireless, Inc.		Senior Secured	11.8%		3,215,575	3,162,405	3,162,405	9/1/2023
	Parallel Wireless, Inc.		Senior Secured	11.8%		3,215,116	3,164,764	3,164,764	8/1/2023
	Parallel Wireless, Inc. Subtotal					12,859,427	12,495,810	12,495,810
Wireless Total		7.9%				$ 13,040,222	$ 12,671,028	$ 12,671,028
Grand Total		165.7%				$ 307,719,689	$ 288,221,039	$ 264,629,798

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

VENTURE LENDING & LEASING VIII, INC.

CONDENSED SCHEDULES OF DERIVATIVE INSTRUMENTS (UNAUDITED)
AS OF MARCH 31, 2021 AND DECEMBER 31, 2020

			AS OF MARCH 31, 2021
Description and terms of payments to be received from another party	Description and terms of payments to be paid to another party	Counterparty	Maturity Date	Notional Amount	Fair Value	Upfront payments / receipts	Unrealized appreciation / (depreciation) (a)

Interest Rate Collar

Floating interest rate of USD-LIBOR-BBA with cap rate of 1.00% to be received monthly	Floating interest rate of USD-LIBOR-BBA with floor interest rate 0.215%, to be paid monthly	MUFG Union Bank, N.A.	1/11/2023	$51,000,000	$(48,560)	$—	$(48,560)

Total				$51,000,000	$(48,560)	$—	$(48,560)

			AS OF DECEMBER 31, 2020
Description and terms of payments to be received from another party	Description and terms of payments to be paid to another party	Counterparty	Maturity Date	Notional Amount	Fair Value	Upfront payments / receipts	Unrealized appreciation / (depreciation) (a)

Interest Rate Swap and Floor

Floating interest rate of USD-LIBOR-BBA with cap rate of 1.00% to be received monthly	Floating interest rate of USD-LIBOR-BBA with floor interest rate 0.215%, to be paid monthly	MUFG Union Bank, N.A.	1/11/2023	$65,000,000	$(61,242)	$—	$(61,242)

Total				$65,000,000	$(61,242)	$—	$(61,242)

(a) The unrealized appreciation/depreciation was determined using prices or valuation based on observable inputs other than quoted price in active markets for identical assets and liabilities. See "Note 3. Fair Value Disclosures" for more information.

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
In the Manager’s opinion, the accompanying condensed interim financial statements (hereafter referred to as “financial statements”) include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the three months ended March 31, 2021 are not necessarily indicative of what the results would be for a full year. These financial statements should be read in conjunction with the financial statements and the notes included in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2020.
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

Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand and money market mutual funds with maturities of 90 days or less. Money market mutual funds held as cash equivalents are valued at their most recently traded net asset value. Within cash and cash equivalents, as of March 31, 2021, the Fund held 3,265,877 units in the Blackrock Treasury Trust Institutional Fund valued at $1 per unit at a yield of 0.03% and $5,000 in cash, which together represented 2.40% of the net assets of the Fund. Within cash and cash equivalents, as of December 31, 2020, the Fund held 8,751,396 units in the Blackrock Treasury Trust Institutional Fund valued at $1 per unit at a yield of 0.02%, which represented 5.48% of the net assets of the Fund.
Interest Income
Interest income on loans is recognized on an accrual basis using the effective interest method including amounts resulting from the accretion of discount on loans included as additional compensation as part of the loan agreements. Additionally, fees received as part of the transaction are added to the loan discount and amortized over the life of the loan.

Realized Gains and Losses from loans
Realized gains or losses on the sale of loans are computed using the difference between the amortized cost and the sales proceeds. Realized losses on loan write-offs are recognized when management determines a loan is uncollectible.

Investment Valuation

The Fund accounts for loans at fair value in accordance with the valuation methods below. All valuations are determined under the direction of the Manager, in accordance with the valuation methods.

As of March 31, 2021 and December 31, 2020, the financial statements included nonmarketable investments of $239.6 million and $264.6 million, respectively, (or 96.7% and 95.1% of the total assets, respectively), with the fair values determined by the Manager in the absence of readily determinable market values. Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Below is the information used by the Manager in making these estimates.

Loans

The Fund defines fair value as the price that would be received to sell an asset or paid to lower a liability in an orderly transaction between market participants at the measurement date. Because there is no readily available market price and no secondary market for substantially all of the loan investments made by the Fund into borrowing portfolio companies, Management determines fair value based on hypothetical markets, and on several factors related to each borrower, including, but not limited to, the borrower’s payment history, available cash and “burn rate,” revenues, net income or loss, the likelihood that the borrower will be able to secure additional financing in the future, and an evaluation of the general interest rate environment. The amount of any valuation adjustment considers the estimated amount and timing of cash payments of principal and interest from the borrower and/or liquidation analysis and is determined based upon a credit analysis of the borrower and an analysis of the expected recovery from the borrower, including consideration of factors such as the nature and quality of the Fund’s security interests in collateral, the estimated value of the Fund’s collateral, the size of the loan, and the estimated time that will elapse before the Fund achieves a recovery. Management has evaluated these factors and has concluded that, the effect of deterioration in the quality of the underlying collateral, increase in size of the loan, increase in the estimated time to recovery and increase in the hypothetical market coupon rate would have the effect of lowering the value of the current portfolio of loans.

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
As of March 31, 2021, loans with a cost basis of $34.3 million and a fair value of $15.1 million were classified as non-accrual. As of December 31, 2020, loans with a cost basis of $37.3 million and a fair value of $16.2 million were classified as non-accrual.

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

The remaining expected lives of warrants are based on historical experience of the average life of the warrants, as warrants are often exercised in the event of acquisitions, mergers, or initial public offerings, and terminated due to events such as bankruptcies, restructuring activities, or additional financings. These events cause the expected term to be less than the remaining contractual term of the warrants. As of March 31, 2021 and December 31, 2020, the Fund assumed the average duration of a warrant was 4.0 years. The effect of a hypothetical increase in the estimated initial term of the warrants used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants. However, the estimated initial term of the warrants is one factor, of many, used in the valuation of warrants, and by itself does not have a significant impact on the result of operations.

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

3. FAIR VALUE DISCLOSURES
The Fund provides asset-based financing primarily to start-up and emerging growth venture-backed companies pursuant to commitments whereby the Fund agrees to finance assets and provide working or growth capital up to a specified amount for the term of the commitment, upon the terms and subject to the conditions specified by such commitment. Even though these loans are generally secured by the assets of the borrowers, the Fund in most cases is subject to the credit risk of such companies. As of March 31, 2021, the Fund’s investments in loans were primarily to companies based within the United States and were diversified among borrowers in the industry segments shown in the Condensed Schedules of Investments. All loans are senior to unsecured creditors and other secured creditors, unless as indicated in the Condensed Schedules of Investments.

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

The tables below show the weighted-average interest rate of the performing loans and all loans.

Performing Loans	For the Three Months Ended March 31, 2021	For the Three Months Ended March 31, 2020
Weighted-Average Interest Rate - Cash	12.70%	14.37%
Weighted-Average Interest Rate- Non-Cash	3.26%	3.36%
Weighted-Average Interest Rate	15.96%	17.73%

All Loans	For the Three Months Ended March 31, 2021	For the Three Months Ended March 31, 2020
Weighted-Average Interest Rate - Cash	12.35%	13.97%
Weighted-Average Interest Rate- Non-Cash	3.12%	3.26%
Weighted-Average Interest Rate	15.47%	17.23%

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

All loans as of March 31, 2021 and December 31, 2020 were pledged as collateral for the debt facility, and the Fund’s borrowings are generally collateralized by all assets of the Fund. As of March 31, 2021 and December 31, 2020, the Fund had unexpired unfunded commitments to borrowers of $3.0 million and $22.3 million, respectively.
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

Transfers of investments between levels of the fair value hierarchy are recorded on the actual date of the event or change in circumstances that caused the transfer. There were no transfers in and out of Level 1, 2, or 3 during the three months ended March 31, 2021 and 2020.

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

The following tables provide quantitative information about the Fund’s Level 3 fair value measurements of the Fund’s investments by industry as of March 31, 2021 and December 31, 2020. In addition to the techniques and inputs noted in the tables below, the Fund may also use other valuation techniques and methodologies when determining its fair value measurements.

Investment Type - Level 3
Loan Investments	Fair Values at March 31, 2021	Valuation Techniques / Methodologies	Unobservable Inputs	Weighted Averages (a) / Amounts or Ranges

Biotechnology	$5,959,902	Hypothetical market analysis	Hypothetical market coupon rate	14% (14% - 15%)
		Income approach	Expected amount and timing of cash flow payments	$0*
			Discount Rate	0%*

Computers and Storage	10,575,639	Hypothetical market analysis	Hypothetical market coupon rate	14% (14% - 15%)

Investment Type - Level 3
Loan Investments	Fair Values at March 31, 2021	Valuation Techniques / Methodologies	Unobservable Inputs	Weighted Averages (a) / Amounts or Ranges
Internet	27,430,534	Hypothetical market analysis	Hypothetical market coupon rate	15% (12% - 25%)
		Income approach	Expected amount and timing of cash flow payments	$3,652,196 ($0 - $3,992,027)
			Discount rate	1% (0% - 1%)

Medical Devices	20,113,783	Hypothetical market analysis	Hypothetical market coupon rate	18% (13% - 24%)
		Income approach	Expected amount and timing of cash flow payments	$11,479,992*
			Discount rate	1%*

Other Healthcare	31,236,490	Hypothetical market analysis	Hypothetical market coupon rate	14% (12% - 22%)
		Income approach	Expected amount and timing of cash flow payments	$1,250,945 ($0 - $1,250,945)
			Discount rate	1% (0% - 1%)

Other Technology	86,246,166	Hypothetical market analysis	Hypothetical market coupon rate	16% (13% - 23%)
		Income approach	Expected amount and timing of cash flow payments	$2,050,783 ($0 - $2,787,929)
			Discount rate	1% (0% - 1%)

Security	1,453,405	Hypothetical market analysis	Hypothetical market coupon rate	24% (14% - 99%)

Semiconductors and Equipment	1,553,821	Hypothetical market analysis	Hypothetical market coupon rate	15% (14% - 16%)

Software	30,979,725	Hypothetical market analysis	Hypothetical market coupon rate	16% (13% - 22%)
		Income approach	Expected amount and timing of cash flow payments	$1,911,802 ($173,938 - $2,926,007)
			Discount rate	1%

Investment Type - Level 3
Loan Investments	Fair Values at March 31, 2021	Valuation Techniques / Methodologies	Unobservable Inputs	Weighted Averages (a) / Amounts or Ranges
Technology Services	12,005,886	Hypothetical market analysis	Hypothetical market coupon rate	15% (13% - 23%)
		Income approach	Expected amount and timing of cash flow payments	$2,267,303 ($0 - $2,884,223)
			Discount rate	1% (0% - 1%)

Wireless	12,052,365	Hypothetical market analysis	Hypothetical market coupon rate	14% (14% - 16%)
Total Loan investments	$239,607,716

(a)The weighted average hypothetical market coupon rates were calculated using the relative fair value of the loans.
* There is only one loan within the industry.

Investment Type - Level 3
Loan Investments	Fair Values at December 31, 2020	Valuation Techniques / Methodologies	Unobservable Inputs	Weighted Averages (a) / Amounts or Ranges

Biotechnology	$6,365,901	Hypothetical market analysis	Hypothetical market coupon rate	15% (14% - 15%)
		Income approach	Expected amount and timing of cash flow payments Discount rate	$0* 0%*

Computers and Storage	9,304,146	Hypothetical market analysis	Hypothetical market coupon rate	14% (14% - 15%)

Internet	29,138,188	Hypothetical market analysis	Hypothetical market coupon rate	15% (12% - 25%)
		Income approach	Expected amount and timing of cash flow payments	$1,794,082 ($7,500 - $2,712,777)
			Discount rate	1% (0% - 1% )

Investment Type - Level 3
Loan Investments	Fair Values at December 31, 2020	Valuation Techniques / Methodologies	Unobservable Inputs	Weighted Averages (a) / Amounts or Ranges
Medical Devices	21,600,716	Hypothetical market analysis	Hypothetical market coupon rate	16% (13% - 18%)
		Income approach	Expected amount and timing of cash flow payments	$10,329,931*
			Discount rate	1%*

Other Healthcare	35,042,424	Hypothetical market analysis	Hypothetical market coupon rate	14% (12% - 24%)
		Income approach	Expected amount and timing of cash flow payments	$1,250,945 ($0 - $1,250,945)
			Discount rate	1% (0% - 1%)

Other Technology	96,510,123	Hypothetical market analysis	Hypothetical market coupon rate	16% (12% - 25%)
		Income approach	Expected amount and timing of cash flow payments	$4,127,179 ($0 - $6,715,723)
			Discount rate	1% (0% - 1%)

Security	1,774,812	Hypothetical market analysis	Hypothetical market coupon rate	25% (14% - 99%)

Semiconductors and Equipment	2,785,488	Hypothetical market analysis	Hypothetical market coupon rate	15% (14% - 16%)

Software	35,910,171	Hypothetical market analysis	Hypothetical market coupon rate	16% (13% - 26%)
		Income approach	Expected amount and timing of cash flow payments	$1,891,347 ($208,725 - $2,999,116)
			Discount rate	1% (1% - 2%)

Technology Services	13,526,801	Hypothetical market analysis	Hypothetical market coupon rate	15% (14% - 23%)
		Income approach	Expected amount and timing of cash flow payments	$2,403,939 ($0 - $2,967,108)
			Discount rate	1% (0% - 1%)

Investment Type - Level 3
Loan Investments	Fair Values at December 31, 2020	Valuation Techniques / Methodologies	Unobservable Inputs	Weighted Averages (a) / Amounts or Ranges
Wireless	12,671,028	Hypothetical market analysis	Hypothetical market coupon rate	14% (14% - 16%)
Total loan investments	$264,629,798
(a)The weighted average hypothetical market coupon rates were calculated using the relative fair value of the loans.
* There is only one loan within the industry.

The following tables present the balances of assets and liabilities as of March 31, 2021 and December 31, 2020 measured at fair value on a recurring basis:

As of March 31, 2021
ASSETS:	Level 1	Level 2	Level 3	Total

Loans*	$—	$—	$239,607,716	$239,607,716
Cash equivalents	3,265,877	—	—	3,265,877
Total assets	$3,265,877	$—	$239,607,716	$242,873,593

LIABILITIES:	Level 1	Level 2	Level 3	Total
Borrowings under debt facility	$—	$109,500,000	$—	$109,500,000
Derivative liability	—	48,560	—	48,560
Total liabilities	$—	$109,548,560	$—	$109,548,560

* For a detailed listing of borrowers comprising this amount, please refer to the Condensed Schedules of Investments.

As of December 31, 2020
ASSETS:	Level 1	Level 2	Level 3	Total
Loans†	$—	$—	$264,629,798	$264,629,798
Cash equivalents	8,751,396	—	—	8,751,396
Total assets	$8,751,396	$—	$264,629,798	$273,381,194

LIABILITIES:	Level 1	Level 2	Level 3	Total
Borrowings under debt facility	$—	$115,500,000	$—	$115,500,000
Derivative liability	—	61,242	—	61,242
Total liabilities	$—	$115,561,242	$—	$115,561,242

† For a detailed listing of borrowers comprising this amount, please refer to the Condensed Schedules of Investments.

The following tables provide a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Three Months Ended March 31, 2021
	Loans	Warrants
Beginning balance	$264,629,798	$—
Acquisitions and originations	1,500,000	540,638
Principal reductions	(27,776,010)	—
Accretion of discount on loans	(1,924,179)
Distributions to shareholder	—	(540,638)
Net change in unrealized gain (loss) from loans	3,286,978	—
Net realized loss from loans	(108,871)	—
Ending balance	$239,607,716	$—
Net change in unrealized gain from loans relating to loans still held at March 31, 2021	$2,818,446

	For the Three Months Ended March 31, 2020 (a)
	Loans	Stock	Warrants
Beginning balance	$371,955,824	$—	$—
Acquisitions and originations	59,383,334	9,000	4,469,613
Principal reductions	(50,547,856)	—	—
Accretion of discounts	(2,970,692)
Distributions to shareholder	—	(9,000)	(4,469,613)
Net change in unrealized gain (loss) from loans	(13,844,063)	—	—
Net realized loss from loans	(434,877)	—	—
Ending balance	$363,541,670	$—	$—
Net change in unrealized loss from loans relating to loans still held at March 31, 2020	$(14,198,612)
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
5.    CAPITAL STOCK
As of both March 31, 2021 and December 31, 2020, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding. Total committed capital of the Company, as of both March 31, 2021 and December 31, 2020, was $423.6 million. Total contributed capital to the Company through March 31, 2021 and December 31, 2020 was $415.2 million, of which $352.1 million was contributed to the Fund.

The chart below shows the distributions of the Fund for the three months ended March 31, 2021 and 2020.

	For the Three Months Ended March 31, 2021	For the Three Months Ended March 31, 2020
Cash distributions	$33,100,000	$30,000,000
Distributions of equity securities	540,638	4,478,613
Total distributions to shareholder	$33,640,638	$34,478,613

Final classification of the distributions as either a return of capital or a distribution of income is an annual determination made at the end of each year dependent upon the Fund’s current year and cumulative earnings and profits.
6.  DEBT FACILITY
On April 5, 2016, the Fund established a secured, syndicated revolving loan facility in an initial amount up to $150.0 million (the “Loan Agreement”) led by Wells Fargo, N.A. and MUFG Union Bank, N.A. On September 11, 2017, the Loan Agreement was amended (the “Amended Loan Agreement”) and the borrowing availability thereunder increased the size of the facility to $280.0 million. From 2017, the Fund continued to permanently reduce its commitment to reflect the needs of the Fund. On August 26, 2020 the Loan Agreement was further amended and the facility size further decreased to $180 million. The term of the facility was extended under the latest amendment and is now expected to terminate on August 26, 2023, but can be accelerated in the event of default, such as failure by the Fund to make timely interest or principal payments.

The Fund further reduced the debt facility in the ordinary course of business and the debt facility commitment as of March 31, 2021 was $130.0 million. On April 16, 2021 the Fund notified its lenders of its intention to permanently reduce its aggregate commitments to $120.0 million effective April 23, 2021 (as described in Note 12. Subsequent Events).

Effective from March 31, 2021, the facility size automatically and permanently reduces on the last business day of each quarter by an amount equal to the 10% multiplied by the facility size as of December 31, 2020, or $15.0 million; provided that from and after January 1, 2021, any optional reductions to the facility will reduce, dollar for dollar, the next scheduled reduction amount.

All of the assets of the Fund collateralize borrowings by the Fund. Loans under the facility may be, at the option of the Fund, a Reference Rate Loan, a LIBOR Loan or a LIBOR Market Index Rate Loan. As of March 31, 2021, the Fund’s outstanding borrowings were LIBOR Market Index Rate Loans.

The Fund pays interest on its borrowings and a fee on the unused portion of the facility. Under the Amended Loan Agreement, interest is charged to the Fund based on its borrowings at, pursuant to the election of the Fund, an annual rate of either (i) Reference Rate plus 1.75%, (ii) LIBOR plus 2.75% or (iii) LIBOR Market Index Rate plus 2.75%. When the Fund is using 50% or more of the maximum amount available under the Amended Loan Agreement, the applicable commitment fee is 0.25% of the unused portion of the loan facility; otherwise, the applicable commitment fee is 0.50% of the unused portion. The Fund pays the unused credit line fee quarterly. As of March 31, 2021 and December 31, 2020, $109.5 million and $115.5 million were outstanding under the facility, respectively.

As of March 31, 2021, the LIBOR rate was as follows:

1-Month LIBOR	0.1111%
3-Month LIBOR	0.1943%

Bank fees and other costs of $3.8 million incurred in connection with the acquisition and recent extension of the facility have been capitalized and are amortized to interest expense on a straight-line basis over the expected life of the facility. The Fund incurred $1.6 million in bank fees and other costs stemming from the extension of the facility. As of March 31, 2021 and December 31, 2020, there are remaining unamortized fees and costs of $1.3 million and $1.5 million, respectively. The remaining unamortized fees and costs are amortized over the expected life of the facility, which is expected to terminate on August 26, 2023.
The facility is revolving and as such does not have a specified repayment schedule, although advances are secured by the assets of the Fund and thus repayments will be required as assets decline. The facility contains various covenants including financial covenants related to: (i) minimum debt service coverage ratio, (ii) interest coverage ratio, (iii) maximum loan loss reserves and (iv) unfunded commitment ratio. There are also various restrictive covenants, including limitations on: (i) the incurrence of liens, (ii) consolidations, mergers and asset sales and (iii) capital expenditures. As of both March 31, 2021 and December 31, 2020, Management is not aware of instances of non-compliance with financial covenants.

The following is the summary of the outstanding facility draws as of March 31, 2021:

	Amount	Maturity Date	All-In Interest Rate
LIBOR Market Index Rate Loans	$109,500,000	August 26, 2023	Variable based on 1-month LIBOR Rate
Total Outstanding	$109,500,000

The following is the summary of the outstanding facility draws as of December 31, 2020:

	Amount	Maturity Date	All-In Interest Rate
LIBOR Market Index Rate Loans	$115,500,000	August 26, 2023	Variable based on 1-month LIBOR Rate
Total Outstanding	$115,500,000
7. MANAGEMENT FEE
As compensation for its services to the Fund, for the two-year period that commenced with the first capital closing, which took place on August 8, 2015, the Manager received a management fee (“Management Fee”) computed and paid at the end of each quarter at an annual rate of 2.5% of the Company’s committed equity capital (regardless of when or if the capital was called) as of the last day of each fiscal quarter. Following this two-year period, starting on August 12, 2017, Management Fees are calculated and paid at the end of each quarter at an annual rate of 2.5% of the Fund’s total assets (including amounts derived from borrowed funds) as of the last day of each quarter. Management Fees of $1.5 million and $2.3 million were recognized as expenses for the three months ended March 31, 2021 and 2020, respectively.
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

Interest Rate Collar

On April 6, 2020, the Fund entered into an interest rate collar instrument with MUFG Union Bank, N.A., which terminated on September 11, 2020. On September 11, 2020, the Fund entered into another interest rate collar instrument with a termination date of January 11, 2023. As of March 31, 2021, the aggregate notional principal amount of the interest rate collar was $51.0 million, with a cap of 1.000% and floor of 0.215% on a floating rate based upon a 1-month LIBOR rate. The interest rate collar mitigates the Fund’s exposure to interest rate fluctuations on variable rate index of the debt facility. The collar establishes a range where the Fund pays the counterparty if the 1-Month LIBOR rate falls below the established floor rate, and the counterparty will pay the Fund if the 1-Month LIBOR rate exceeds the established cap rate. The interest rate collar settles monthly and payments to or from the counterparty are recorded to net realized gain (loss) from derivative instruments.

The Fund may adjust the total amount hedged in order to remain in compliance with the hedging requirements of the Fund’s debt facility.

The following tables show the Fund’s derivative instruments at fair value on the Fund’s Condensed Statement of Assets and Liabilities as of March 31, 2021 and December 31, 2020:

	Derivative Liability
Derivative Instruments	March 31, 2021	December 31, 2020
Interest rate collar	$48,560	$61,242

The following table shows the effect of the Fund’s derivative instruments on the Fund’s Condensed Statements of Operations:

		For the Three Months Ended March 31,
Derivative Instruments	Condensed Statements of Operations Caption	2021	2020
Cancellable interest rate swap and Interest rate swap and floor	Net change in unrealized gain (loss) from derivative instruments	$—	$(273,268)
	Net realized loss from derivative instruments	$—	$(206,539)
Interest rate collar	Net change in unrealized gain (loss) from derivative instruments	$12,682	$—
	Net realized loss from derivative instruments	$(12,021)	$—

9. TAX STATUS
The Fund has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986 (the “Code”) and operates in a manner to qualify for the tax treatment applicable to RICs. Failing to maintain at least 70% of total assets in “qualifying assets” will result in the loss of BDC status, resulting in losing its favorable tax treatment as a RIC. As of March 31, 2021, the Fund has met the BDC and RIC requirements. The Fund elected to be treated for federal income tax purposes as a RIC under the Code with the filing of its federal corporate income tax return for 2016.

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

As of March 31, 2021:

Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Loans	$259,911,978	$564,861	$(20,869,123)	$(20,304,262)
Total	$259,911,978	$564,861	$(20,869,123)	$(20,304,262)

Liability	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Derivative liability	$—	$—	$48,560	$48,560
Total	$—	$—	$48,560	$48,560

As of December 31, 2020:

Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Loans	$288,221,039	$17,616	$(23,608,857)	$(23,591,241)
Total	$288,221,039	$17,616	$(23,608,857)	$(23,591,241)

Liability	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Derivative liability	$—	$—	$(61,242)	$(61,242)
Total	$—	$—	$(61,242)	$(61,242)

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

Book and tax basis differences relating to shareholder dividends and distributions and other permanent book and tax differences are reclassified among the Fund’s capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from U.S. GAAP. The determination of the tax attributes of the Fund’s distributions is made annually as of the end of the Fund’s taxable year generally based upon its taxable income for the full taxable year and distributions paid for the full taxable year. As a result, a determination made on a quarterly basis may not be representative of the actual tax attributes of the Fund’s distributions for a full taxable year. As of March 31, 2021 the Fund had determined the tax attributes of its distributions taxable year-to-date to be from its current and accumulated earnings and profits.  There is not yet, however, certainty as to what the actual tax attributes of the Fund’s distributions to the shareholders will be by the year-ended December 31, 2021.

The Fund anticipates distributing all distributable earnings by the end of the year. Through March 31, 2021, the Fund had no undistributed earnings. The Fund may pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce the shareholder’s tax basis in its shares.

The Fund’s tax returns remain open for examination by the federal government for a period of three years and California tax authorities for a period of four years from when they are filed. As of March 31, 2021, the Fund had no uncertain tax positions and no capital loss carryforwards.
10. UNEXPIRED UNFUNDED COMMITMENTS
As of March 31, 2021 and December 31, 2020, the Fund’s unexpired unfunded commitments to borrowers totaled $3.0 million and $22.3 million, respectively. Because venture loans are privately negotiated transactions, investments in these assets are relatively illiquid. It is the Manager’s experience that not all unexpired unfunded commitments will be used by the borrowers. Many credit agreements contain provisions which are milestone dependent and not all borrowers will achieve these milestones. Additionally, the Fund’s credit agreements contain provisions that give relief from funding obligations in the event the borrower has a material adverse change to its financial condition. Therefore, the unexpired unfunded commitments do not necessarily reflect future cash requirements or future investments for the Fund.

The tables below are the Fund’s unexpired unfunded commitments as of March 31, 2021 and December 31, 2020:

Borrower	Industry	Unexpired Unfunded Commitment as of March 31, 2021	Expiration Date
eXo Imaging, Inc.	Medical Devices	$2,000,000	09/30/2021
Fetch Robotics, Inc.	Computers & Storage	1,000,000	06/30/2021
Total		$3,000,000

Borrower	Industry	Unexpired Unfunded Commitment as of December 31, 2020	Expiration Date
Aclima, Inc.	Other Technology	$2,000,000	03/31/2021
eXo Imaging, Inc.	Medical Devices	2,000,000	09/30/2021
Fetch Robotics, Inc.	Computers & Storage	2,500,000	06/30/2021
Invoice2Go, Inc.	Software	13,000,000	03/31/2021

Borrower	Industry	Unexpired Unfunded Commitment as of December 31, 2020	Expiration Date
Lukla, Inc.	Internet	500,000	01/31/2021
Reciprocity, Inc.	Software	1,950,000	01/31/2021
Residently USA, LLC	Internet	375,000	03/31/2021
Total		$22,325,000

11. FINANCIAL HIGHLIGHTS

U.S. GAAP requires disclosure of financial highlights of the Fund for the three months ended March 31, 2021 and 2020.

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

The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Three Months Ended March 31, 2021	For the Three Months Ended March 31, 2020

Total return **	7.09%	(1.54)%

Per share amounts:
Net asset value, beginning of period	$1,597.34	$2,065.85
Net investment income	70.60	116.43
Net realized and change in unrealized gain (loss) from loans and derivative instruments	31.79	(147.60)
Net increase (decrease) in net assets resulting from operations	102.39	(31.17)
Distributions to shareholder	(336.41)	(344.78)
Contributions from shareholder	—	305.00
Net asset value, end of period	$1,363.32	$1,994.90
Net assets, end of period	$136,331,769	$199,490,371

	For the Three Months Ended March 31, 2021	For the Three Months Ended March 31, 2020
Ratios to average net assets:

Expenses*	7.22%	9.02%
Net investment income*	19.14%	22.99%
Portfolio turn-over rate	-%	-%
Average debt outstanding	$110,625,000	$176,375,000
*Annualized
**Total return amounts presented above are not annualized

12. SUBSEQUENT EVENTS
On April 16, 2021, the Fund notified its lenders of its intention to permanently reduce its aggregate commitments by $10.0 million effective April 23, 2021. After the reduction, the aggregate commitments of the Fund will be $120.0 million.
Other than this, there were no additional subsequent events had occurred that would require adjustment or disclosure in the financial statements.

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

The reader of this Quarterly Report should understand that all such forward-looking statements are subject to various uncertainties and risks that could affect their outcome. The Fund’s actual results could differ materially from those suggested by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, variances in the actual versus projected growth in assets, return on assets, loan losses, expenses, rates charged on loans and earned on securities investments, competition and macro-economic changes including inflation, interest rate expectations, among other factors including those set forth in the section of this Quarterly Report titled “Risk Factors” and in Item 1A - “Risk Factors” in the Fund’s 2020 Annual Report on Form 10-K. This entire Quarterly Report should be read to put such forward-looking statements in context and to gain a more complete understanding of the uncertainties and risks involved in the Fund’s business.

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

Transactions with Venture Lending & Leasing IX, Inc. (“Fund IX”)

The Manager also serves as manager for Fund IX. The Fund’s Board of Directors determined that so long as Fund IX has capital available to invest in loan transactions with final maturities earlier than December 31, 2028 (the date on which Fund IX will be dissolved), the Fund may invest in each portfolio company in which Fund IX invests (“Investments”). Generally, the amount of each investment will be allocated 50% to the Fund and 50% to Fund IX, or such other allocations as may be determined by the respective fund boards, so long as the Fund has capital available to invest. The ability of the Fund to co-invest with Fund IX, and other clients advised by the Manager, is subject to the Conditions described above. Effective March 31, 2020, the Fund was no longer permitted to enter new commitments to borrowers. To the extent that clients, other than Fund IX, advised by the Manager (but in which the Manager has no proprietary interest) invest in opportunities available to the Fund, the Manager will allocate such opportunities among the Fund and such other clients in a manner deemed fair and equitable considering all of the circumstances in accordance with the Conditions.

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

COVID-19’s Impact on Results of Operations and Liquidity & Capital Resources

The slowdown of the global and local economies in 2020 had had an impact on a number of the Fund’s portfolio companies’ business and operations. Due to the increased market volatility, valuation of the Fund’s debt investments contributed to increased unrealized losses from loans for the quarter ended March 31, 2020. At the end of 2020, vaccines have been approved for deployment by various government health agencies, resulting in loosening shelter-in-place and quarantine restrictions. The recent market stability in addition to the recovering local and global economies, factored into the Fund’s valuation adjustments. For the quarter ended March 31, 2021, the Fund recognized unrealized gains from loans compared to the recognized unrealized losses for the same period in 2020.

Given the continued uncertainty of the COVID-19 situation, the full extent of the long-term economic impact on the Fund’s business operations, result of operations, and access to liquidity and capital resources is unpredictable at this time and will depend on many factors outside of the Fund’s control, including, without limitations, the timing, extent, trajectory and duration of the pandemic. The Fund maintains close communications with its debt portfolio companies to proactively assess and manage potential risks. In addition, Management maintains oversight analysis of credits across the Fund’s debt investment portfolio in an attempt to manage the potential credit risk and improve loan performance.

Management is also monitoring the Fund’s continued access to capital resources through periodic and timely communication with the bank syndicate. The Fund believes its existing cash payment streams and access to capital from its debt facility will be sufficient to satisfy its working capital needs, debt repayments, and other liquidity requirements associated with its existing operations.

Results of Operations - For the Three Months Ended March 31, 2021 and 2020

Total investment income for the three months ended March 31, 2021 and 2020 was $9.7 million and $16.2 million, respectively, which primarily consisted of interest on the venture loans outstanding. The remaining income consisted of interest and dividends on the temporary investment of cash, and other income from commitment fees and warrants. The average outstanding balance of performing loans calculated using the month-end balances was $236.1 million and $354.0 million for the three months ended March 31, 2021 and 2020, respectively. The weighted-average interest rate on performing loans was 15.96% and 17.73% for the same periods, respectively. The weighted-average interest rate on all loans was 15.47% and 17.23% for the three months ended March 31, 2021 and 2020, respectively. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants, and new loans funded during the year. The decrease in investment income and weighted-average interest rate was primarily due to fewer new loans to offset the loans being paid down and paid off early.

Management fees were $1.5 million and $2.3 million for the three months ended March 31, 2021 and 2020, respectively. Management fees were calculated as 2.5% of the Fund’s total assets and the decrease was due to a decline in the Fund’s total assets due primarily to fewer new loan fundings to offset monthly loan payments and early pay downs.

Interest expense was $1.0 million and $2.0 million for the three months ended March 31, 2021 and 2020, respectively. Interest expense was comprised of amounts related to interest on debt amounts drawn down, unused credit line fees and amounts amortized from deferred fees incurred in conjunction with the loan facility. Interest expense decreased primarily due to a decline in the average outstanding debt from $176.4 million in 2020 to $110.6 million in 2021 and a decline in weighted-average interest rates from 4.63% for the three months ended March 31, 2020 to 3.49% for the three months ended March 31, 2021.

Banking and professional fees were $0.1 million for the three months ended March 31, 2021 and 2020. The banking and professional fees were comprised of legal, audit, banking and other professional fees. Banking and professional fees decreased primarily due to the decrease in legal and audit fees.

Other operating expenses were less than $0.1 million for both the three months ended March 31, 2021 and 2020. These expenses included director fees, custody fees, tax fees and other expenses related to the operations of the Fund.

Net investment income for the three months ended March 31, 2021 and 2020, was $7.1 million and $11.6 million, respectively.

Net realized loss from loans was $0.1 million and $0.4 million for both the three months ended March 31, 2021 and 2020, respectively. The primary reason for the losses were non-accrual loan write-offs.

Net realized loss from derivative instruments was less than $0.1 million and $0.2 million for the three months ended March 31, 2021 and 2020, respectively. The net realized loss from derivative instruments were due to interest payments paid on the interest rate swap and collar as the floating rate dropped below the fixed rate of the swap and the one-month LIBOR rate is below the floor of the collar.

Net change in unrealized gain (loss) from loans was $3.3 million and $(13.8) million for the three months ended March 31, 2021 and 2020, respectively. The net change in unrealized gain (loss) from loans consisted of fair value adjustments taken against loans as a result of an improvement or deterioration in certain portfolio companies’ performance as well as reversal of prior adjustments on realized loan losses.

Net change in unrealized gain (loss) from derivative instruments was less than $0.1 million and $(0.3) million for the three months ended March 31, 2021 and 2020. The net change in unrealized gain (loss) from derivative instruments consisted of fair market value adjustments to the interest rate swap and collar. The increase in the three months ended March 31, 2021 was primarily due to the realization of the prior value of the instrument and changes in expectations of the future interest rate environment.

Net increase (decrease) in net assets resulting from operations for the three months ended March 31, 2021 and 2020, was $10.2 million and $(3.1) million, respectively. On a per share basis, the net increase in net assets resulting from operations for the three months ended March 31, 2021 and 2020 was $102.39 and $(31.16), respectively.

Liquidity and Capital Resources – March 31, 2021 and December 31, 2020

The Fund is owned entirely by the Company. The Company is expected, but not required, to make further contributions to the capital of the Fund to the extent of the Company’s members’ capital commitment to the Company and excess cash balances of the Company. Total capital contributed to the Fund was $352.1 million as of March 31, 2021 and December 31, 2020. As of both March 31, 2021 and December 31, 2020, the Company had subscriptions for capital in the amount of $423.6 million, of which $415.2 million had been called. The remaining $8.5 million has expired and can no longer be called. Per the operating agreement between the Company’s managing member and members of the Company, only 10% of committed capital may be recalled effective March 31, 2021. As a result, the Company has made $42.4 million in recallable distributions to its investors.

The change in cash for the three months ended March 31, 2021 and 2020 was as follows:

	For the Three Months Ended March 31, 2021	For the Three Months Ended March 31, 2020
Net cash provided by operating activities	$33,631,502	$713,905
Net cash used in financing activities	(39,112,021)	(8,706,539)
Net decrease in cash and cash equivalents	$(5,480,519)	$(7,992,634)

As of March 31, 2021 and December 31, 2020, 2.4% and 5.5%, respectively, of the Fund’s net assets consisted of cash and cash equivalents.

On April 5, 2016, the Fund established a secured, syndicated revolving loan facility in an initial amount of up to $150.0 million (the “Loan Agreement”) led by Wells Fargo, N.A. and MUFG Union Bank, N.A. On September 11, 2017, the Loan Agreement was amended (the “Amended Loan Agreement”) and the borrowing availability thereunder increased the size of the facility to $280.0 million. From 2017, the Fund continued to permanently reduce its commitment to reflect the needs of the Fund. On August 26, 2020 the Loan Agreement was further amended and the facility size further decreased to $180 million. The term of the facility was extended under the latest amendment and now terminates on August 26, 2023, but can be accelerated in the event of default, such as failure by the Fund to make timely interest or principal payments.

The Fund further reduced the debt facility in the ordinary course of business and the debt facility commitment as of March 31, 2021 was $130.0 million. On April 16, 2021 the Fund notified its lenders of its intention to permanently reduce its aggregate commitments to $120.0 million effective April 23, 2021 (as described in Note 12. Subsequent Events).

Effective from March 31, 2021, the facility size automatically and permanently reduces on the last business day of each quarter by an amount equal to the 10% multiplied by the facility size as of December 31, 2020, or $15.0 million; provided that from and after January 1, 2021, any optional reductions to the facility will reduce, dollar for dollar, the next scheduled reduction amount.

All of the assets of the Fund collateralize borrowings by the Fund. The Fund pays interest on its borrowings and a fee on the unused portion of the facility.

As of March 31, 2021, $109.5 million was outstanding under the facility.

For the three months ended March 31, 2021, the Fund invested its assets in venture loans. Amounts disbursed under the Fund’s loan commitments were $1.5 million for the three months ended March 31, 2021. Net loan amounts outstanding after amortization and valuation adjustments decreased by $25.0 million for the same period. Unexpired unfunded commitments totaled approximately $3.0 million as of March 31, 2021.

As of	Cumulative Amount Disbursed	Principal Reductions and Fair Market Adjustments	Balance Outstanding - Fair Value	Unexpired Unfunded Commitments
March 31, 2021	$937.9 million	$698.3 million	$239.6 million	$3.0 million
December 31, 2020	$936.3 million	$671.7 million	$264.6 million	$22.3 million

The following tables show the unexpired unfunded commitments by portfolio company as of March 31, 2021 and December 31, 2020.

Borrower	Industry	Unexpired Unfunded Commitment as of March 31, 2021	Expiration Date
eXo Imaging, Inc.	Medical Devices	$2,000,000	09/30/2021
Fetch Robotics, Inc.	Computers & Storage	1,000,000	06/30/2021
Total		$3,000,000

Borrower	Industry	Unexpired Unfunded Commitment as of December 31, 2020	Expiration Date
Aclima, Inc.	Other Technology	$2,000,000	03/31/2021
eXo Imaging, Inc.	Medical Devices	2,000,000	09/30/2021
Fetch Robotics, Inc.	Computers & Storage	2,500,000	06/30/2021
Invoice2Go, Inc.	Software	13,000,000	03/31/2021
Lukla, Inc.	Internet	500,000	01/31/2021
Reciprocity, Inc.	Software	1,950,000	01/31/2021
Residently USA, LLC	Internet	375,000	03/31/2021
Total		$22,325,000

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

As of March 31, 2021, the Fund had a cash balance of $3.3 million and approximately $133.1 million in scheduled loan receivable payments over the next twelve months. Additionally, the Fund has access to the Company’s recallable distributions of $42.4 million and the unused portion of the revolving credit facility. Together, these amounts are sufficient to meet the current commitment backlog and operational expenses of the Fund over the next year.

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

The Fund’s exposure to interest rate sensitivity is regularly monitored and analyzed by measuring the characteristics of assets and liabilities. The Fund utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates. At March 31, 2021, the outstanding debt balance was $109.5 million at a floating interest rate based on the daily 1-month LIBOR rate, for which the Fund has a derivative instrument in place with a cap interest rate of 1.00% on $51.0 million of the notional principal amount and a floor of 0.215%.

Because all of the Fund’s loans impose a fixed interest rate upon funding, changes in short-term interest rates will not directly affect interest income associated with the loan portfolio as of March 31, 2021. However, those changes could have the potential to change the Fund’s ability to originate loan commitments, acquire and renew bank facilities, and engage in other investment activities. Further, changes in short-term interest rates could also affect interest rate expense, realized gain from investments and interest on the Fund’s short-term investments.
Based on the Fund’s Condensed Statements of Assets and Liabilities as of March 31, 2021, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in investments, borrowings, cash balances and derivative instruments.

Effect of Interest Rate Change By	Other Interest and Other Income (Loss)	Gain (Loss) from Interest Rate Collar	Interest Income (Expense)	Total Loss
(0.50)%	$(16,354)	$(255,000)	$120,450	$(150,904)
1%	$32,709	$109,650	$(1,095,000)	$(952,641)
2%	$65,418	$619,650	$(2,190,000)	$(1,504,932)
3%	$98,126	$1,129,650	$(3,285,000)	$(2,057,224)
4%	$130,835	$1,639,650	$(4,380,000)	$(2,609,515)
5%	$163,544	$2,149,650	$(5,475,000)	$(3,161,806)
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

Changes in Internal Controls:

There have not been any changes in the Fund’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the Fund’s fiscal quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors reported in the Fund’s 2020 Annual Report on Form 10-K.

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

VENTURE LENDING & LEASING VIII, INC.
(Registrant)

By:	/s/ Maurice C. Werdegar	By:	/s/ Judy N. Bornstein
Maurice C. Werdegar		Judy N. Bornstein
Chief Executive Officer		Chief Financial Officer
(Principal Executive Officer)		(Principal Financial Officer)
Date:	May 13, 2021	Date:	May 13, 2021