Form 10-Q
period 2021-06-30
Venture Lending & Leasing VIII, Inc.
filed 2021-08-12
CIK 1642862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]  No [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 12, 2021
Common Stock, $0.001 par value	100,000

VENTURE LENDING & LEASING VIII, INC.
INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Statements of Assets and Liabilities (Unaudited)
As of June 30, 2021 and December 31, 2020

Condensed Statements of Operations (Unaudited)
For the three and six months ended June 30, 2021 and 2020

Condensed Statements of Changes in Net Assets (Unaudited)
For the three and six months ended June 30, 2021 and 2020

Condensed Statements of Cash Flows (Unaudited)
For the six months ended June 30, 2021 and 2020

Condensed Schedules of Investments (Unaudited)
As of June 30, 2021 and December 31, 2020

Condensed Schedules of Derivative Instruments (Unaudited)
As of June 30, 2021 and December 31, 2020

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

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VENTURE LENDING & LEASING VIII, INC.

CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
AS OF JUNE 30, 2021 AND DECEMBER 31, 2020

	June 30, 2021	December 31, 2020
ASSETS
Loans, at estimated fair value
(cost of $211,959,559 and $288,221,039)	$194,333,211	$264,629,798
Cash and cash equivalents	4,862,822	8,751,396
Dividend and interest receivables	2,380,766	3,241,010
Other assets	1,436,644	1,633,669
Total assets	203,013,443	278,255,873

LIABILITIES
Borrowings under debt facility	87,500,000	115,500,000
Accrued management fees	1,268,834	1,739,099
Derivative liability	41,351	61,242
Accounts payable and other accrued liabilities	627,583	1,221,648
Total liabilities	89,437,768	118,521,989

NET ASSETS	$113,575,675	$159,733,884

Analysis of Net Assets:

Capital paid in on shares of capital stock	$352,075,000	$352,075,000
Total distributable losses	(238,499,325)	(192,341,116)
Net assets (equivalent to $1,135.76 and $1,597.34 per share based on 100,000 shares of capital stock outstanding - See Note 5 and Note 11)	$113,575,675	$159,733,884

Commitments & Contingent Liabilities:
Unexpired unfunded commitments (See Note 10)	$5,125,000	$22,325,000

See notes to condensed financial statements (unaudited).

VENTURE LENDING & LEASING VIII, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND 2020

	For the Three Months Ended June 30, 2021	For the Three Months Ended June 30, 2020	For the Six Months Ended June 30, 2021	For the Six Months Ended June 30, 2020

INVESTMENT INCOME:
Interest on loans	$9,336,918	$13,346,400	$19,060,569	$29,036,496
Other interest and other income	318	12,808	811	529,960
Total investment income	9,337,236	13,359,208	19,061,380	29,566,456

EXPENSES:
Management fees	1,268,834	2,223,779	2,817,627	4,559,205
Interest expense	868,907	1,547,167	1,834,893	3,589,177
Banking and professional fees	684,422	134,243	803,596	253,297
Other operating expenses	29,368	27,565	59,803	95,755
Total expenses	2,851,531	3,932,754	5,515,919	8,497,434
Net investment income	6,485,705	9,426,454	13,545,461	21,069,022

Net realized loss from loans	(1,734,408)	(546,608)	(1,843,279)	(981,486)
Net realized loss from derivative instruments	(13,249)	(349,050)	(25,271)	(555,589)
Net change in unrealized gain (loss) from loans	2,677,914	638,199	5,964,893	(13,205,864)
Net change in unrealized gain (loss) from derivative instruments	7,210	267,029	19,891	(6,239)
Net realized and change in unrealized gain (loss) from loans and derivative instruments	937,467	9,570	4,116,234	(14,749,178)
Net increase in net assets resulting from operations	$7,423,172	$9,436,024	$17,661,695	$6,319,844

Amounts per common share:
Net increase in net assets resulting from operations per share	$74.23	$94.36	$176.62	$63.20
Weighted average shares outstanding	100,000	100,000	100,000	100,000

See notes to condensed financial statements (unaudited).

VENTURE LENDING & LEASING VIII, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND 2020

	Common stock
	Shares	Par value	Additional paid-in capital	Total distributable earnings (loss)	Net assets
Balance at March 31, 2020	100,000	$100	$345,074,900	$(145,584,629)	$199,490,371
Net increase in net assets resulting from operations	—	—	—	9,436,024	9,436,024
Distributions to shareholder	—	—	—	(9,676,577)	(9,676,577)

Balance at June 30, 2020	100,000	$100	$345,074,900	$(145,825,182)	$199,249,818

Balance at March 31, 2021	100,000	$100	$352,074,900	$(215,743,231)	$136,331,769
Net increase in net assets resulting from operations	—	—	—	7,423,172	7,423,172
Distributions to shareholder	—	—	—	(30,179,266)	(30,179,266)

Balance at June 30, 2021	100,000	$100	$352,074,900	$(238,499,325)	$113,575,675

Balance at December 31, 2019	100,000	$100	$314,574,900	$(107,989,836)	$206,585,164
Net increase in net assets resulting from operations	—	—	—	6,319,844	6,319,844
Distributions to shareholder	—	—	—	(44,155,190)	(44,155,190)
Contributions from shareholder	—	—	30,500,000	—	30,500,000

Balance at June 30, 2020	100,000	$100	$345,074,900	$(145,825,182)	$199,249,818

Balance at December 31, 2020	100,000	$100	$352,074,900	$(192,341,116)	$159,733,884
Net increase in net assets resulting from operations	—	—	—	17,661,695	17,661,695
Distributions to shareholder	—	—	—	(63,819,904)	(63,819,904)

Balance at June 30, 2021	100,000	$100	$352,074,900	$(238,499,325)	$113,575,675

See notes to condensed financial statements (unaudited).

VENTURE LENDING & LEASING VIII, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020

	For the Six Months Ended	For the Six Months Ended
	Ended June 30, 2021	Ended June 30, 2020 (a)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets resulting from operations	$17,661,695	$6,319,844
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Net realized loss from loans	1,843,279	981,486
Net realized loss from derivative instruments	25,271	555,589
Net change in unrealized (gain) loss from loans	(5,964,893)	13,205,864
Net change in unrealized (gain) loss from derivative instruments	(19,891)	6,239
Amortization of deferred costs related to borrowing facility	273,623	295,984
Net decrease in dividend and interest receivables	860,244	400,336
Net increase in other assets	(76,598)	(462,819)
Net decrease in accounts payable, other accrued liabilities and accrued management fees	(1,064,330)	(645,798)
Origination of loans	(1,500,000)	(74,716,667)
Principal payments on loans	70,078,236	77,582,166
Accretion of discount on loans	3,726,073	5,529,565
Proceeds from sale of loan	1,425,000	—
Acquisition of equity securities	(31,012)	(4,561,308)
Net cash provided by operating activities	87,236,697	24,490,481
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to shareholder	(63,100,000)	(38,500,000)
Contributions from shareholder	—	30,500,000
Borrowings under debt facility	27,500,000	46,000,000
Repayments of borrowings under debt facility	(55,500,000)	(72,000,000)
Payments made for derivative instruments	(25,271)	(555,589)
Net cash used in financing activities	(91,125,271)	(34,555,589)
Net decrease in cash and cash equivalents	(3,888,574)	(10,065,108)
CASH AND CASH EQUIVALENTS:
Beginning of period	8,751,396	12,569,629
End of period	$4,862,822	$2,504,521
SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE PERIOD:
Interest - Debt facility	$1,666,338	$3,342,601
NON-CASH OPERATING AND FINANCING ACTIVITIES:
Distributions of equity securities to shareholder	$719,904	$5,655,190
Receipt of equity securities as repayment of loans	$688,892	$1,093,882
(a) Certain prior period information has been disclosed to conform to current presentation

See notes to condensed financial statements (unaudited).

VENTURE LENDING & LEASING VIII, INC.

CONDENSED SCHEDULE OF INVESTMENTS (UNAUDITED)
AS OF JUNE 30, 2021

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Final Maturity Date

Biotechnology
	Antheia, Inc.		Senior Secured	11.5%		$ 939,949	$ 917,303	$ 917,303	12/1/2022
	Antheia, Inc.		Senior Secured	11.5%		940,885	932,617	932,617	12/1/2022
	Antheia, Inc. Subtotal					1,880,834	1,849,920	1,849,920
	Driver Bioengineering, Inc.		Senior Secured	11.0%		282,066	257,064	257,064	4/1/2023
	Driver Bioengineering, Inc.		Senior Secured	11.0%		711,721	700,130	700,130	6/1/2023
	Driver Bioengineering, Inc. Subtotal					993,787	957,194	957,194
	Orpheus Therapeutics, Inc.		Senior Secured	18.0%		178,510	174,288	-	*
	Quartzy, Inc.		Senior Secured	12.0%		603,986	552,096	552,096	8/1/2023
	Quartzy, Inc.		Senior Secured	12.0%		1,112,486	1,090,632	1,090,632	5/1/2024
	Quartzy, Inc.		Senior Secured	12.0%		1,112,891	1,088,862	1,088,862	7/1/2024
	Quartzy, Inc. Subtotal					2,829,363	2,731,590	2,731,590
Biotechnology Total		4.9%				$ 5,882,494	$ 5,712,992	$ 5,538,704

Computers & Storage
	Canary Connect, Inc.		Senior Secured	12.8%		$ 1,809,417	$ 1,772,777	$ 1,772,777	3/1/2023
	Fetch Robotics, Inc.		Senior Secured	12.0%		1,484,528	1,456,932	1,456,932	6/1/2024
	Fetch Robotics, Inc.		Senior Secured	12.0%		7,413,945	7,159,153	7,159,153	6/1/2024
	Fetch Robotics, Inc. Subtotal					8,898,473	8,616,085	8,616,085
Computers & Storage Total		9.1%				$ 10,707,890	$ 10,388,862	$ 10,388,862

Internet
	Ainsly, Inc. ** ^		Senior Secured	12.5%		$ 225,844	$ 204,259	$ 204,259	9/1/2023
	Ainsly, Inc. ** ^		Senior Secured	12.5%		374,853	359,748	359,748	8/1/2022
	Ainsly, Inc. ** ^		Senior Secured	12.5%		124,960	124,960	124,960	8/1/2022
	Ainsly, Inc. ** ^ Subtotal					725,657	688,967	688,967
	Bombfell, Inc.		Senior Secured	18.0%		597,384	274,705	-	*
	Daily Muse, Inc.		Senior Secured	11.0%		3,699,267	3,680,072	3,680,072	7/1/2023
	FLYR, Inc.		Senior Secured	11.7%		1,651,947	1,590,565	1,590,565	1/1/2022
	Lenddo International ** ^		Senior Secured	18.0%		795,048	544,703	19,966	*
	Merchbar, Inc.		Senior Secured	11.8%		361,007	348,035	348,035	3/1/2023
	MyPizza Technologies, Inc.		Senior Secured	11.5%		2,470,189	2,442,913	2,442,913	2/1/2024
	MyPizza Technologies, Inc.		Senior Secured	11.5%		4,939,696	4,820,686	4,820,686	12/1/2023
	MyPizza Technologies, Inc. Subtotal					7,409,885	7,263,599	7,263,599
	Nimble Rx, Inc.		Senior Secured	12.0%		1,200,742	1,164,964	1,164,964	11/1/2023
	Nimble Rx, Inc.		Senior Secured	12.0%		864,395	805,875	805,875	2/1/2023
	Nimble Rx, Inc. Subtotal					2,065,137	1,970,839	1,970,839
	OneLocal, Inc. ** ^		Senior Secured	12.3%		844,634	778,132	778,132	3/1/2023
	Osix Corporation		Senior Secured	12.3%		22,266	21,446	21,446	12/1/2021

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Final Maturity Date
	RenoFi, Inc.		Senior Secured	12.0%		203,667	200,240	200,240	6/1/2023
	RenoFi, Inc.		Senior Secured	12.0%		203,556	193,064	193,064	6/1/2023
	RenoFi, Inc. Subtotal					407,223	393,304	393,304
	Residently USA, LLC ** ^		Senior Secured	12.0%		691,812	638,290	638,290	2/1/2023
	Residently USA, LLC ** ^		Senior Secured	12.0%		371,056	371,056	371,056	12/1/2023
	Residently USA, LLC ** ^ Subtotal					1,062,868	1,009,346	1,009,346
	Serface Care, Inc.		Senior Secured	12.3%		961,139	510,159	47,617	*
	Shadow, PBC		Senior Secured	11.5%		351,852	335,701	335,701	10/1/2022
	Stay Alfred, Inc.		Senior Secured	18.0%		10,337,967	8,252,331	1,518,081	*
	Verishop, Inc.		Senior Secured	12.0%		2,118,207	2,042,246	2,042,246	12/1/2023
	Verishop, Inc.		Senior Secured	12.0%		2,119,008	2,093,929	2,093,929	12/1/2023
	Verishop, Inc. Subtotal					4,237,215	4,136,175	4,136,175
Internet Total		21.0%				$ 35,530,496	$ 31,798,079	$ 23,801,845

Medical Devices
	Ablacon, Inc.		Senior Secured	11.0%		$ 1,802,657	$ 1,781,800	$ 1,781,800	3/1/2023
	Ablacon, Inc.		Senior Secured	11.0%		1,801,993	1,746,079	1,746,079	3/1/2023
	Ablacon, Inc. Subtotal					3,604,650	3,527,879	3,527,879
	Anutra Medical, Inc.		Senior Secured	12.0%		141,074	137,525	137,525	10/1/2022
	CytoVale, Inc.		Senior Secured	12.0%		429,534	412,130	412,130	10/1/2023
	CytoVale, Inc.		Senior Secured	12.0%		189,207	185,283	185,283	3/1/2022
	CytoVale, Inc.		Senior Secured	12.0%		214,429	212,834	212,834	7/1/2022
	CytoVale, Inc.		Senior Secured	12.0%		248,627	246,915	246,915	6/1/2022
	CytoVale, Inc.		Senior Secured	12.0%		442,914	436,281	436,281	11/1/2023
	CytoVale, Inc. Subtotal					1,524,711	1,493,443	1,493,443
	eXo Imaging, Inc.		Senior Secured	11.8%		1,806,973	1,775,023	1,775,023	9/1/2023
	eXo Imaging, Inc.		Senior Secured	11.8%		1,805,360	1,704,594	1,704,594	9/1/2023
	eXo Imaging, Inc. Subtotal					3,612,333	3,479,617	3,479,617
	Medrobotics Corporation, Inc.		Senior Secured	18.0%		10,000,000	8,793,564	3,275,463	*
	RadiAction Ltd. ** ^		Senior Secured	11.5%		148,874	147,510	147,510	10/1/2021
	RadiAction Ltd. ** ^		Senior Secured	11.5%		361,799	359,502	359,502	4/1/2022
	RadiAction Ltd. ** ^ Subtotal					510,673	507,012	507,012
	Renovia, Inc.		Senior Secured	10.5%		6,938,159	6,148,844	6,148,844	1/1/2023
Medical Devices Total		16.4%				$ 26,331,600	$ 24,087,884	$ 18,569,783

Other Healthcare
	Emerald Cloud Lab, Inc.		Senior Secured	11.8%		$ 541,834	$ 530,119	$ 530,119	12/1/2021
	GoForward, Inc.		Senior Secured	11.5%		3,093,209	3,020,324	3,020,324	6/1/2024
	GoForward, Inc.		Senior Secured	11.5%		5,637,808	5,320,406	5,320,406	9/1/2023
	GoForward, Inc. Subtotal					8,731,017	8,340,730	8,340,730
	Hello Heart Inc.		Senior Secured	11.0%		720,865	711,581	711,581	11/1/2023
	Hello Heart Inc.		Senior Secured	11.0%		751,999	743,792	743,792	4/1/2023
	Hello Heart Inc.		Senior Secured	10.8%		37,452	37,318	37,318	7/1/2021
	Hello Heart Inc.		Senior Secured	10.8%		221,832	221,177	221,177	10/1/2021
	Hello Heart Inc.		Senior Secured	11.0%		939,734	907,828	907,828	4/1/2023
	Hello Heart Inc. Subtotal					2,671,882	2,621,696	2,621,696
	HumanAPI, Inc.		Senior Secured	11.8%		1,239,409	1,191,219	1,191,219	7/1/2023

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Final Maturity Date
	mPharma Data, Inc. ** ^		Senior Secured	10.0%		504,399	501,664	501,664	11/1/2021
	Myolex, Inc.		Senior Secured	18.0%		762,531	726,537	211,873	*
	Robin Care, Inc.		Senior Secured	11.5%		319,275	303,300	303,300	6/1/2022
	SchoolCare, Inc.		Senior Secured	11.8%		627,896	621,255	621,255	7/1/2022
	Sparta Software Corporation		Senior Secured	11.5%	2.2%	206,958	203,705	203,705	5/1/2022
	Therapydia, Inc.		Senior Secured	11.5%		169,276	167,187	167,187	1/1/2023
	Therapydia, Inc.		Senior Secured	11.5%		127,635	123,414	123,414	8/1/2022
	Therapydia, Inc.		Senior Secured	12.5%	1.7%	88,466	88,466	88,466	6/1/2023
	Therapydia, Inc.		Senior Secured	11.5%		161,111	159,216	159,216	12/1/2022
	Therapydia, Inc.		Senior Secured	12.0%	1.7%	78,815	75,298	75,298	3/1/2023
	Therapydia, Inc. Subtotal					625,303	613,581	613,581
Other Healthcare Total		13.3%				$ 16,230,504	$ 15,653,806	$ 15,139,142

Other Technology
	Abiquo Group, Inc. ** ^		Senior Secured	12.0%		$ 54,713	$ 53,294	$ 34,471	*
	Aclima, Inc.		Senior Secured	11.9%		455,267	429,417	429,417	4/1/2022
	Aclima, Inc.		Senior Secured	12.0%		1,864,635	1,683,435	1,683,435	10/1/2023
	Aclima, Inc. Subtotal					2,319,902	2,112,852	2,112,852
	Antitoxin Technologies Inc. ** ^		Senior Secured	11.5%		265,206	255,986	255,986	9/1/2022
	ATeam Army, Inc.		Senior Secured	12.0%		942,037	905,973	905,973	4/1/2023
	Beanfields, PBC		Senior Secured	12.5%		1,143,222	1,110,141	1,110,141	3/1/2023
	Benson Hill Bio, Inc.		Senior Secured	12.5%		9,650,046	9,121,799	9,121,799	5/1/2024
	Brightside Benefit, Inc.		Senior Secured	12.1%		341,906	331,949	331,949	9/1/2022
	Brightside Benefit, Inc.		Senior Secured	12.4%		620,533	614,282	614,282	3/1/2023
	Brightside Benefit, Inc. Subtotal					962,439	946,231	946,231
	BW Industries, Inc.		Senior Secured	11.8%		1,499,881	1,479,288	1,479,288	6/1/2023
	BW Industries, Inc.		Senior Secured	11.8%		1,444,366	1,358,691	1,358,691	5/1/2023
	BW Industries, Inc. Subtotal					2,944,247	2,837,979	2,837,979
	Consumer Physics, Inc. ** ^		Senior Secured	11.0%		261,581	258,862	258,862	12/1/2021
	Eguana Technologies, Inc. ** ^		Senior Secured	12.5%		388,205	378,682	378,682	2/1/2022
	Finiks, Inc.		Senior Secured	2.7%		667,500	5,071	39,875	*
	Fitplan, Inc. ** ^		Senior Secured	12.5%		1,217,765	1,008,545	1,008,545	*
	Flo Water, Inc.		Senior Secured	11.8%		1,695,084	1,626,526	1,626,526	12/1/2023
	Heartwork, Inc.		Senior Secured	18.0%		379,462	371,981	20,443	*
	Higher Ground Education, Inc.		Senior Secured	12.5%		1,524,491	1,474,750	1,474,750	1/1/2023
	Higher Ground Education, Inc.		Senior Secured	12.5%		402,908	397,622	397,622	8/1/2023
	Higher Ground Education, Inc.		Senior Secured	12.5%		361,802	357,475	357,475	5/1/2023
	Higher Ground Education, Inc.		Senior Secured	12.5%		1,043,375	1,031,574	1,031,574	4/1/2023
	Higher Ground Education, Inc. Subtotal					3,332,576	3,261,421	3,261,421
	Hint, Inc.		Senior Secured	12.0%		4,457,321	4,114,628	4,114,628	6/1/2023
	Hint, Inc.		Senior Secured	11.0%		186,928	185,042	185,042	8/1/2021
	Hint, Inc.		Senior Secured	11.0%		93,837	93,837	93,837	7/1/2021
	Hint, Inc. Subtotal					4,738,086	4,393,507	4,393,507
	Jiko Group, Inc.		Senior Secured	12.0%		2,851,103	2,752,889	2,752,889	6/1/2023
	Lambda School, Inc.		Senior Secured	11.3%		2,182,682	2,182,682	2,182,682	8/1/2023
	Lambda School, Inc.		Senior Secured	11.3%		4,216,070	4,047,218	4,047,218	7/1/2023
	Lambda School, Inc. Subtotal					6,398,752	6,229,900	6,229,900

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Final Maturity Date
	Make School, Inc.		Senior Secured	11.3%		197,776	92,291	85,966	*
	Merlin Labs, Inc.		Senior Secured	11.0%		214,412	210,439	210,439	6/1/2022
	Merlin Labs, Inc.		Senior Secured	11.0%		164,576	162,816	162,816	1/1/2023
	Merlin Labs, Inc. Subtotal					378,988	373,255	373,255
	Neuehouse, LLC		Senior Secured	12.0%		1,750,000	1,292,765	1,742,318	*
	NewGlobe Schools, Inc. ** ^		Senior Secured	12.5%		1,998,205	1,959,125	1,959,125	8/1/2022
	NewGlobe Schools, Inc. ** ^		Senior Secured	12.5%		3,057,481	2,956,635	2,956,635	8/1/2023
	NewGlobe Schools, Inc. ** ^ Subtotal					5,055,686	4,915,760	4,915,760
	Northern Quinoa Production Corporation ** ^		Senior Secured	10.7%		4,650,305	4,506,814	4,506,814	12/1/2022
	Noteleaf, Inc.		Senior Secured	18.0%		2,277,124	1,920,971	788,192	*
	Opya, Inc.		Senior Secured	12.0%		1,021,073	998,416	998,416	11/1/2023
	Ozy Media, Inc.		Senior Secured	12.8%		2,037,008	1,978,431	1,978,431	6/1/2023
	Percepto, Inc.		Senior Secured	12.2%		1,270,468	1,224,115	1,224,115	4/1/2023
	Pitzi, Ltd. ** ^		Senior Secured	12.0%		1,413,865	1,377,171	1,377,171	4/1/2024
	Plant Prefab, Inc.		Senior Secured	11.0%		686,216	665,116	665,116	8/1/2022
	Platform Science, Inc.		Senior Secured	12.0%		366,688	358,720	358,720	2/1/2022
	Plenty Unlimited, Inc.		Senior Secured	9.0%	11.7%	542,935	539,950	539,950	9/1/2021
	Plethora, Inc.		Senior Secured	11.2%		1,965,629	1,888,560	1,888,560	7/1/2022
	Romaine Empire, Inc.		Senior Secured	12.3%		4,878,591	4,697,936	4,697,936	9/1/2023
	Saltbox, Inc.		Senior Secured	12.3%		349,182	338,897	338,897	6/1/2023
	SMS OPCO LLC		Senior Secured	8.0%		35,375	16,625	16,625	*
	Sustainable Living Partners, LLC		Senior Secured	12.5%		3,749,092	3,411,715	3,411,715	8/1/2023
	UniEnergy Technologies LLC		Senior Secured	12.3%		1,351,234	1,328,852	893,858	*
	Veev Group, Inc.		Senior Secured	12.5%		3,054,849	3,015,352	3,015,352	6/1/2023
	Veev Group, Inc.		Senior Secured	12.5%		223,117	220,774	220,774	12/1/2021
	Veev Group, Inc.		Senior Secured	12.5%		1,018,068	941,227	941,227	6/1/2023
	Veev Group, Inc. Subtotal					4,296,034	4,177,353	4,177,353
	Velo Holdings Limited		Senior Secured	12.0%		2,471,720	2,103,945	1,508,083	*
	Welcome Tech, Inc.		Senior Secured	10.5%		371,492	357,187	357,187	5/1/2022
	Wheels Labs, Inc.		Senior Secured	12.5%		2,595,308	2,499,350	2,499,350	8/1/2022
	Wine Plum, Inc.		Senior Secured	12.5%		532,794	520,739	520,739	9/1/2022
Other Technology Total		68.0%				$ 84,456,509	$ 79,216,573	$ 77,160,609

Security
	Axonius, Inc.		Senior Secured	12.0%		$ 56,378	$ 56,045	$ 56,045	9/1/2021
	Karamba Security Ltd. ** ^		Senior Secured	12.0%		646,645	623,426	623,426	6/1/2022
	Nok Nok Labs, Inc.		Senior Secured	12.5%		371,118	367,866	367,866	6/1/2022
	Safetrust Holdings, Inc.		Senior Secured	12.5%		64,438	58,125	58,125	8/1/2021
Security Total		1.0%				$ 1,138,579	$ 1,105,462	$ 1,105,462

Semiconductors & Equipment
	ETA Compute, Inc.		Senior Secured	12.0%		$ 279,096	$ 276,653	$ 276,653	11/1/2021
Semiconductors & Equipment Total		0.2%				$ 279,096	$ 276,653	$ 276,653

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Final Maturity Date

Software
	ArborMetrix, Inc.		Senior Secured	11.5%		$ 396,230	$ 396,230	$ 396,230	6/1/2022
	ArborMetrix, Inc.		Senior Secured	11.5%		1,386,288	1,364,666	1,364,666	6/1/2022
	ArborMetrix, Inc.		Senior Secured	12.5%		624,913	611,033	611,033	9/1/2023
	ArborMetrix, Inc.		Senior Secured	12.5%		1,248,850	1,208,652	1,208,652	9/1/2023
	ArborMetrix, Inc. Subtotal					3,656,281	3,580,581	3,580,581
	Blockdaemon, Inc.		Senior Secured	11.3%		107,397	105,635	105,635	6/1/2022
	Blockdaemon, Inc.		Senior Secured	11.3%		18,742	18,534	18,534	8/1/2021
	Blockdaemon, Inc. Subtotal					126,139	124,169	124,169
	Bloomboard, Inc.		Senior Secured	11.5%		2,542,024	1,079,387	1,079,387	*
	Canary Technologies Corp.		Senior Secured	11.5%		203,365	194,798	194,798	6/1/2023
	Censia Inc.		Senior Secured	11.0%		561,550	545,385	545,385	10/1/2022
	Cloudleaf, Inc.		Senior Secured	12.0%		103,924	103,259	103,259	9/1/2021
	Cloudleaf, Inc.		Senior Secured	12.0%		742,063	730,057	730,057	9/1/2024
	Cloudleaf, Inc.		Senior Secured	12.0%		1,207,959	1,148,925	1,148,925	8/1/2023
	Cloudleaf, Inc. Subtotal					2,053,946	1,982,241	1,982,241
	Dynamics, Inc.		Senior Secured	12.5%		1,138,729	1,114,176	1,114,176	2/1/2022
	Eskalera, Inc.		Senior Secured	10.5%		719,873	704,093	704,093	3/1/2023
	Estify, Inc.		Senior Secured	18.0%		842,819	689,038	120,688	*
	Fortress IQ, Inc.		Senior Secured	11.3%		118,646	117,660	117,660	11/1/2021
	ICX Media, Inc.		Senior Secured	12.5%		762,829	771,141	712,644	*
	Invoice2Go, Inc.		Senior Secured	12.0%		464,912	462,146	462,146	7/1/2022
	Invoice2Go, Inc.		Senior Secured	12.0%		328,210	315,405	315,405	3/1/2022
	Invoice2Go, Inc.		Senior Secured	12.0%		988,839	953,577	953,577	6/1/2024
	Invoice2Go, Inc.		Senior Secured	12.0%		919,266	778,831	778,831	3/1/2024
	Invoice2Go, Inc.		Senior Secured	12.0%		596,278	591,885	591,885	11/1/2022
	Invoice2Go, Inc.		Senior Secured	12.0%		813,940	793,016	793,016	6/1/2023
	Invoice2Go, Inc.		Senior Secured	12.0%		722,518	716,139	716,139	3/1/2023
	Invoice2Go, Inc. Subtotal					4,833,963	4,610,999	4,610,999
	Ipolipo, Inc.		Senior Secured	12.0%		920,610	859,933	859,933	9/1/2022
	Medable, Inc.		Senior Secured	12.0%		691,581	684,481	684,481	2/1/2023
	Medable, Inc.		Senior Secured	12.0%		1,382,985	1,326,878	1,326,878	2/1/2023
	Medable, Inc. Subtotal					2,074,566	2,011,359	2,011,359
	Metarail, Inc.		Senior Secured	12.0%		709,588	700,656	405,912	*
	Metawave Corporation		Senior Secured	12.0%		428,795	422,268	422,268	7/1/2022
	Migo Money, Inc. ** ^		Senior Secured	12.3%		166,944	164,009	164,009	12/1/2021
	Migo Money, Inc. ** ^		Senior Secured	12.5%		164,744	164,744	164,744	3/1/2022
	Migo Money, Inc. ** ^ Subtotal					331,688	328,753	328,753
	OrderGroove, Inc.		Senior Secured	12.0%		4,663,529	4,405,795	4,405,795	4/1/2024
	Safe Securities Inc.		Senior Secured	12.0%		345,821	330,057	330,057	2/1/2023
	Splitwise, Inc.		Senior Secured	12.3%		314,526	306,316	306,316	12/1/2022
	Swivel, Inc.		Senior Secured	12.0%		114,888	111,082	111,082	8/1/2022
	Swivel, Inc.		Senior Secured	12.0%		130,034	130,034	130,034	10/1/2022
	Swivel, Inc. Subtotal					244,922	241,116	241,116

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Final Maturity Date
	Truthset, Inc.		Senior Secured	10.5%		258,206	246,617	246,617	2/1/2023
	Truthset, Inc.		Senior Secured	10.5%		293,199	293,199	293,199	5/1/2023
	Truthset, Inc. Subtotal					551,405	539,816	539,816
	Workspot, Inc.		Senior Secured	12.0%		84,561	83,616	83,616	9/1/2021
	Workspot, Inc.		Senior Secured	12.0%		373,895	360,558	360,558	8/1/2022
	Workspot, Inc.		Senior Secured	12.0%		423,182	417,665	417,665	10/1/2022
	Workspot, Inc. Subtotal					881,638	861,839	861,839
Software Total		22.5%				$ 29,027,252	$ 26,521,576	$ 25,599,985

Technology Services
	Blazent, Inc.		Senior Secured	12.0%		$ 1,184,109	$ 539,025	$ 290,189	*
	CloudIQ Ltd. ** ^		Senior Secured	12.0%		595,619	582,063	570,647	12/1/2021
	Klar Holdings Limited ** ^		Senior Secured	12.5%		141,371	125,825	125,825	10/1/2022
	Klar Holdings Limited ** ^		Senior Secured	14.2%	4.0%	214,980	205,796	205,796	7/1/2023
	Klar Holdings Limited ** ^ Subtotal					356,351	331,621	331,621
	Liftit, Inc. ** ^		Senior Secured	12.0%		249,180	240,618	240,618	8/1/2022
	Liftit, Inc. ** ^		Senior Secured	12.0%		282,054	279,371	279,371	10/1/2022
	Liftit, Inc. ** ^ Subtotal					531,234	519,989	519,989
	Loansnap Holdings Inc. **		Senior Secured	11.0%		1,722,464	1,651,949	1,651,949	12/1/2022
	PayJoy, Inc. **		Senior Secured	10.0%		74,006	73,659	73,659	8/1/2021
	Relimetrics, Inc.		Senior Secured	11.3%		96,131	94,887	94,887	1/1/2022
	Zeel Networks, Inc.		Senior Secured	11.0%		2,504,127	2,461,855	2,276,601	6/1/2023
Technology Services Total		5.1%				$ 7,064,041	$ 6,255,048	$ 5,809,542

Wireless
	AirVine Scientific, Inc.		Senior Secured	12.0%		$ 66,490	$ 65,568	$ 65,568	9/1/2022
	AirVine Scientific, Inc.		Senior Secured	12.0%		66,444	64,333	64,333	9/1/2022
	AirVine Scientific, Inc. Subtotal					132,934	129,901	129,901
	Parallel Wireless, Inc.		Senior Secured	11.8%		5,288,773	5,113,528	5,113,528	6/1/2023
	Parallel Wireless, Inc.		Senior Secured	11.8%		2,838,147	2,803,133	2,803,133	8/1/2023
	Parallel Wireless, Inc.		Senior Secured	11.8%		2,933,709	2,896,062	2,896,062	9/1/2023
	Parallel Wireless, Inc. Subtotal					11,060,629	10,812,723	10,812,723
Wireless Total		9.6%				$ 11,193,563	$ 10,942,624	$ 10,942,624
Grand Total		171.1%				$ 227,842,024	$ 211,959,559	$ 194,333,211

* As of June 30, 2021, loans with a cost basis of $31.2 million and a fair value of $13.8 million were classified as non-accrual. These loans have been accelerated from their original maturity and are due in their entirety. During the period for which these loans have been on non-accrual status, no interest income has been recognized.

** Indicates assets that the Fund deems “non-qualifying assets.” As of June 30, 2021, 10.2% of the Fund’s total assets represented non-qualifying assets. Under Section 55(a) of the 1940 Act, the Fund is prohibited from acquiring any additional non-qualifying assets unless, at the time of acquisition, certain specified qualifying assets (e.g., securities issued by an “eligible portfolio company, ” as defined in Section 2(a)(46)) represent at least 70% of its total assets. As part of this calculation, the numerator consists of the fair value of the Fund’s investments in all eligible portfolio companies and the denominator consists of total assets less those assets described in Section 55(a)(7) of the 1940 Act.

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
    As of June 30, 2021, all loans were made to non-affiliates.

See notes to condensed financial statements (unaudited).

VENTURE LENDING & LEASING VIII, INC.

CONDENSED SCHEDULE OF INVESTMENTS (UNAUDITED)
AS OF DECEMBER 31, 2020

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Final Maturity Date

Biotechnology
	Antheia, Inc.		Senior Secured	11.5%		$ 1,220,291	$ 1,206,345	$ 1,206,345	12/1/2022
	Antheia, Inc.		Senior Secured	11.5%		1,219,076	1,181,003	1,181,003	12/1/2022
	Antheia, Inc. Subtotal					2,439,367	2,387,348	2,387,348
	Driver Bioengineering, Inc.		Senior Secured	11.0%		349,663	311,553	311,553	4/1/2023
	Driver Bioengineering, Inc.		Senior Secured	11.0%		866,600	849,310	849,310	6/1/2023
	Driver Bioengineering, Inc. Subtotal					1,216,263	1,160,863	1,160,863
	Orpheus Therapeutics, Inc.		Senior Secured	18.0%		178,510	174,288	-	*
	Quartzy, Inc.		Senior Secured	12.0%		1,113,593	1,083,782	1,083,782	7/1/2024
	Quartzy, Inc.		Senior Secured	12.0%		1,113,211	1,085,490	1,085,490	5/1/2024
	Quartzy, Inc.		Senior Secured	12.0%		722,540	648,418	648,418	8/1/2023
	Quartzy, Inc. Subtotal					2,949,344	2,817,690	2,817,690
Biotechnology Total		4.0%				$ 6,783,484	$ 6,540,189	$ 6,365,901

Computers & Storage
	Canary Connect, Inc.		Senior Secured	12.8%		$ 2,256,808	$ 2,199,490	$ 2,199,490	3/1/2023
	Fetch Robotics, Inc.		Senior Secured	12.0%		7,418,932	7,104,656	7,104,656	6/1/2024
Computers & Storage Total		5.8%				$ 9,675,740	$ 9,304,146	$ 9,304,146

Internet
	Ainsly, Inc. ** ^		Senior Secured	12.5%		$ 247,340	$ 217,309	$ 217,309	9/1/2023
	Ainsly, Inc. ** ^		Senior Secured	12.5%		173,207	173,207	173,207	8/1/2022
	Ainsly, Inc. ** ^		Senior Secured	12.5%		519,587	490,896	490,896	8/1/2022
	Ainsly, Inc. ** ^ Subtotal					940,134	881,412	881,412
	Amino Payments, Inc.		Senior Secured	10.8%		830,084	794,625	669,630	*
	Bombfell, Inc.		Senior Secured	11.0%		597,384	297,205	3,748	*
	Cesium, Inc.		Senior Secured	10.3%		105,348	103,881	103,881	1/1/2023
	Cesium, Inc.		Senior Secured	10.3%		210,624	200,481	200,481	1/1/2023
	Cesium, Inc. Subtotal					315,972	304,362	304,362
	Clearsurance, Inc.		Senior Secured	10.3%		745,288	731,486	731,486	9/1/2021
	Daily Muse, Inc.		Senior Secured	11.0%		3,699,267	3,668,202	3,668,202	1/1/2022
	FLYR, Inc.		Senior Secured	11.7%		2,054,116	1,979,219	1,278,551	1/1/2022
	iZENEtech, Inc. ** ^		Senior Secured	11.0%		1,081,192	1,076,408	1,076,408	6/1/2021
	iZENEtech, Inc. ** ^		Senior Secured	11.0%		184,334	183,583	183,583	1/1/2021
	iZENEtech, Inc. ** ^ Subtotal					1,265,526	1,259,991	1,259,991
	Lenddo International ** ^		Senior Secured	18.0%		795,048	544,703	19,966	*
	Lukla, Inc.		Senior Secured	12.5%		247,208	237,422	237,422	6/1/2023
	Lukla, Inc.		Senior Secured	12.5%		407,447	363,868	363,868	12/1/2022
	Lukla, Inc. Subtotal					654,655	601,290	601,290

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Final Maturity Date
	Masse, Inc.		Senior Secured	18.0%		304,001	144,008	10,000	*
	Merchbar, Inc.		Senior Secured	11.8%		451,293	430,995	430,995	3/1/2023
	MyPizza Technologies, Inc.		Senior Secured	11.5%		4,943,040	4,784,040	4,784,040	12/1/2023
	MyPizza Technologies, Inc.		Senior Secured	11.5%		2,471,842	2,436,444	2,436,444	2/1/2024
	MyPizza Technologies, Inc. Subtotal					7,414,882	7,220,484	7,220,484
	Nimble Rx, Inc.		Senior Secured	12.0%		1,236,949	1,188,381	1,188,381	11/1/2023
	Nimble Rx, Inc.		Senior Secured	12.0%		1,091,906	999,055	999,055	2/1/2023
	Nimble Rx, Inc. Subtotal					2,328,855	2,187,436	2,187,436
	OneLocal, Inc. ** ^		Senior Secured	12.3%		301,162	295,353	295,353	3/1/2023
	OneLocal, Inc. ** ^		Senior Secured	12.3%		301,150	296,454	296,454	3/1/2023
	OneLocal, Inc. ** ^		Senior Secured	12.3%		301,078	281,207	281,207	3/1/2023
	OneLocal, Inc. ** ^ Subtotal					903,390	873,014	873,014
	Osix Corporation		Senior Secured	12.3%		43,214	40,351	40,351	12/1/2021
	RenoFi, Inc.		Senior Secured	12.0%		247,292	231,778	231,778	6/1/2023
	RenoFi, Inc.		Senior Secured	12.0%		247,427	242,330	242,330	6/1/2023
	RenoFi, Inc. Subtotal					494,719	474,108	474,108
	Residently USA, LLC ** ^		Senior Secured	12.0%		873,899	789,139	789,139	2/1/2023
	Residently USA, LLC ** ^		Senior Secured	12.0%		371,000	371,000	371,000	12/1/2023
	Residently USA, LLC ** ^ Subtotal					1,244,899	1,160,139	1,160,139
	Serface Care, Inc.		Senior Secured	12.3%		961,139	566,912	21,201	*
	Shadow, PBC		Senior Secured	11.5%		470,556	441,930	441,930	10/1/2022
	SpotOn Computing, Inc.		Senior Secured	18.0%		1,893,528	1,853,788	792,634	*
	Stay Alfred, Inc.		Senior Secured	18.0%		10,932,368	8,846,733	1,262,774	*
	Verishop, Inc.		Senior Secured	12.0%		2,472,054	2,437,550	2,437,550	12/1/2023
	Verishop, Inc.		Senior Secured	12.0%		2,471,119	2,366,934	2,366,934	12/1/2023
	Verishop, Inc. Subtotal					4,943,173	4,804,484	4,804,484
Internet Total		18.3%				$ 44,283,491	$ 40,106,877	$ 29,138,188

Medical Devices
	Ablacon, Inc.		Senior Secured	11.0%		$ 2,256,537	$ 2,168,757	$ 2,168,757	3/1/2023
	Ablacon, Inc.		Senior Secured	11.0%		2,257,368	2,224,508	2,224,508	3/1/2023
	Ablacon, Inc. Subtotal					4,513,905	4,393,265	4,393,265
	Anutra Medical, Inc.		Senior Secured	12.0%		188,448	182,138	182,138	10/1/2022
	CytoVale, Inc.		Senior Secured	12.0%		494,475	470,113	470,113	10/1/2023
	CytoVale, Inc.		Senior Secured	12.0%		304,420	301,225	301,225	7/1/2022
	CytoVale, Inc.		Senior Secured	12.0%		362,240	358,640	358,640	6/1/2022
	CytoVale, Inc.		Senior Secured	12.0%		306,253	296,276	296,276	3/1/2022
	CytoVale, Inc.		Senior Secured	12.0%		494,687	485,502	485,502	11/1/2023
	CytoVale, Inc. Subtotal					1,962,075	1,911,756	1,911,756
	eXo Imaging, Inc.		Senior Secured	11.8%		1,978,816	1,837,427	1,837,427	9/1/2023
	eXo Imaging, Inc.		Senior Secured	11.8%		1,974,541	1,930,965	1,930,965	9/1/2023
	eXo Imaging, Inc. Subtotal					3,953,357	3,768,392	3,768,392
	Medrobotics Corporation, Inc.		Senior Secured	18.0%		10,000,000	8,793,564	3,275,462	*

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Final Maturity Date
	RadiAction Ltd. ** ^		Senior Secured	11.5%		361,800	354,634	354,634	10/1/2021
	RadiAction Ltd. ** ^		Senior Secured	11.5%		562,882	557,426	557,426	4/1/2022
	RadiAction Ltd. ** ^ Subtotal					924,682	912,060	912,060
	Renovia, Inc.		Senior Secured	10.5%		7,869,790	7,157,643	7,157,643	1/1/2023
Medical Devices Total		13.5%				$ 29,412,257	$ 27,118,818	$ 21,600,716

Other Healthcare
	Caredox, Inc.		Senior Secured	11.8%		$ 775,417	$ 762,534	$ 762,534	7/1/2022
	Clover Health Investments Corporation		Senior Secured	11.0%		9,033,546	8,792,010	8,792,010	3/1/2022
	Clover Health Investments Corporation		Senior Secured	11.3%		6,428,843	6,428,843	6,428,843	10/1/2022
	Clover Health Investments Corporation Subtotal					15,462,389	15,220,853	15,220,853
	Emerald Cloud Lab, Inc.		Senior Secured	11.8%		1,052,899	1,011,549	1,011,549	12/1/2021
	GoForward, Inc.		Senior Secured	11.5%		3,094,971	3,004,838	3,004,838	6/1/2024
	GoForward, Inc.		Senior Secured	11.5%		6,181,238	5,735,573	5,735,573	9/1/2023
	GoForward, Inc. Subtotal					9,276,209	8,740,411	8,740,411
	Grin, Inc.		Senior Secured	12.0%		494,743	484,898	484,898	1/1/2024
	Grin, Inc.		Senior Secured	12.0%		989,140	944,177	944,177	10/1/2023
	Grin, Inc. Subtotal					1,483,883	1,429,075	1,429,075
	Hello Heart Inc.		Senior Secured	10.8%		255,287	251,669	251,669	7/1/2021
	Hello Heart Inc.		Senior Secured	10.8%		540,088	536,623	536,623	10/1/2021
	Hello Heart Inc.		Senior Secured	11.0%		932,214	919,531	919,531	4/1/2023
	Hello Heart Inc.		Senior Secured	11.0%		742,816	730,145	730,145	11/1/2023
	Hello Heart Inc.		Senior Secured	11.0%		1,164,939	1,115,829	1,115,829	4/1/2023
	Hello Heart Inc. Subtotal					3,635,344	3,553,797	3,553,797
	HumanAPI, Inc.		Senior Secured	11.8%		1,129,747	1,086,210	1,086,210	10/1/2022
	HumanAPI, Inc.		Senior Secured	11.8%		421,960	416,785	416,785	1/1/2023
	HumanAPI, Inc. Subtotal					1,551,707	1,502,995	1,502,995
	mPharma Data, Inc. ** ^		Senior Secured	10.0%		38,140	38,071	38,071	3/1/2021
	mPharma Data, Inc. ** ^		Senior Secured	10.0%		1,082,690	1,071,090	1,071,090	11/1/2021
	mPharma Data, Inc. ** ^ Subtotal					1,120,830	1,109,161	1,109,161
	Myolex, Inc.		Senior Secured	18.0%		762,531	726,537	211,873	*
	Naked Biome, Inc.		Senior Secured	18.0%		523,049	419,422	-	*
	Robin Care, Inc.		Senior Secured	11.5%		438,538	414,825	414,825	12/1/2021
	Sparta Software Corporation		Senior Secured	11.5%	2.2%	304,794	297,802	297,802	5/1/2022
	Therapydia, Inc.		Senior Secured	11.5%		216,666	213,232	213,232	1/1/2023
	Therapydia, Inc.		Senior Secured	12.5%	1.7%	106,892	106,892	106,892	6/1/2023
	Therapydia, Inc.		Senior Secured	11.5%		177,330	169,271	169,271	8/1/2022
	Therapydia, Inc.		Senior Secured	12.0%	1.7%	97,822	92,394	92,394	3/1/2023
	Therapydia, Inc.		Senior Secured	11.5%		208,955	205,760	205,760	12/1/2022
	Therapydia, Inc. Subtotal					807,665	787,549	787,549
Other Healthcare Total		21.9%				$ 37,195,255	$ 35,976,510	$ 35,042,424

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Final Maturity Date
Other Technology
	Abiquo Group, Inc. ** ^		Senior Secured	12.0%		$ 128,914	$ 126,753	$ 126,753	7/1/2021
	Aclima, Inc.		Senior Secured	11.9%		1,089,754	1,004,090	1,004,090	4/1/2022
	Aclima, Inc.		Senior Secured	12.0%		1,979,808	1,731,899	1,731,899	10/1/2023
	Aclima, Inc. Subtotal					3,069,562	2,735,989	2,735,989
	Antitoxin Technologies Inc. ** ^		Senior Secured	11.5%		361,110	344,164	344,164	9/1/2022
	Apollo Flight Research Inc.		Senior Secured	11.0%		210,893	207,995	207,995	1/1/2023
	Apollo Flight Research Inc.		Senior Secured	11.0%		313,128	304,774	304,774	6/1/2022
	Apollo Flight Research Inc. Subtotal					524,021	512,769	512,769
	ATeam Army, Inc.		Senior Secured	12.0%		1,165,134	1,109,842	1,109,842	4/1/2023
	Beanfields, PBC		Senior Secured	12.5%		789,585	759,532	759,532	3/1/2023
	Beanfields, PBC		Senior Secured	12.5%		564,609	553,012	553,012	3/1/2023
	Beanfields, PBC Subtotal					1,354,194	1,312,544	1,312,544
	Benson Hill Bio, Inc.		Senior Secured	12.5%		9,883,793	9,205,314	9,205,314	5/1/2024
	Brightside Benefit, Inc.		Senior Secured	12.1%		464,870	446,579	446,579	9/1/2022
	Brightside Benefit, Inc.		Senior Secured	12.4%		774,623	764,814	764,814	3/1/2023
	Brightside Benefit, Inc. Subtotal					1,239,493	1,211,393	1,211,393
	BW Industries, Inc.		Senior Secured	11.8%		1,770,873	1,642,182	1,642,182	5/1/2023
	BW Industries, Inc.		Senior Secured	11.8%		1,823,172	1,792,512	1,792,512	6/1/2023
	BW Industries, Inc. Subtotal					3,594,045	3,434,694	3,434,694
	Consumer Physics, Inc. ** ^		Senior Secured	11.0%		538,240	527,610	490,311	12/1/2021
	DOSH Holdings, Inc.		Senior Secured	0.0%		700,000	514,745	514,745	*
	Eguana Technologies, Inc. ** ^		Senior Secured	12.5%		924,922	892,458	892,458	2/1/2022
	Finiks, Inc.		Senior Secured	2.7%		667,500	27,115	44,731	*
	Fitplan, Inc. ** ^		Senior Secured	12.5%		1,226,870	1,086,325	1,058,116	*
	Flo Water, Inc.		Senior Secured	11.4%		170,441	168,913	168,913	5/1/2021
	Flo Water, Inc.		Senior Secured	11.8%		1,978,592	1,884,544	1,884,544	12/1/2023
	Flo Water, Inc. Subtotal					2,149,033	2,053,457	2,053,457
	Gap Year Global, Inc.		Senior Secured	18.0%		90,768	86,359	-	*
	Heartwork, Inc.		Senior Secured	18.0%		379,462	371,981	27,353	*
	Higher Ground Education, Inc.		Senior Secured	12.5%		481,455	473,834	473,834	8/1/2023
	Higher Ground Education, Inc.		Senior Secured	12.5%		442,838	436,301	436,301	5/1/2023
	Higher Ground Education, Inc.		Senior Secured	12.5%		1,289,010	1,270,861	1,270,861	4/1/2023
	Higher Ground Education, Inc.		Senior Secured	12.5%		1,946,804	1,865,641	1,865,641	1/1/2023
	Higher Ground Education, Inc. Subtotal					4,160,107	4,046,637	4,046,637
	Hint, Inc.		Senior Secured	11.0%		278,952	276,573	276,573	3/1/2021
	Hint, Inc.		Senior Secured	12.0%		4,944,981	4,446,655	4,446,655	6/1/2023
	Hint, Inc.		Senior Secured	11.0%		727,671	706,141	706,141	8/1/2021
	Hint, Inc.		Senior Secured	11.0%		639,224	639,224	639,224	7/1/2021
	Hint, Inc. Subtotal					6,590,828	6,068,593	6,068,593
	Jiko Group, Inc.		Senior Secured	12.0%		3,463,686	3,318,065	3,318,065	6/1/2023
	Kogniz, Inc.		Senior Secured	12.8%		220,052	203,327	203,327	3/1/2022

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Final Maturity Date
	Lambda School, Inc.		Senior Secured	11.3%		2,474,403	2,474,403	2,474,403	8/1/2023
	Lambda School, Inc.		Senior Secured	11.3%		4,948,041	4,701,574	4,701,574	7/1/2023
	Lambda School, Inc. Subtotal					7,422,444	7,175,977	7,175,977
	LanzaTech New Zealand Ltd.		Senior Secured	13.3%		285,170	284,714	284,714	3/1/2021
	Make School, Inc.		Senior Secured	11.3%		291,677	287,406	287,406	8/1/2021
	Neuehouse, LLC		Senior Secured	12.0%		1,750,000	1,292,765	1,292,765	*
	Nevada Nanotech Systems, Inc.		Senior Secured	12.0%		222,226	217,658	217,658	6/1/2021
	NewGlobe Schools, Inc. ** ^		Senior Secured	12.5%		2,769,725	2,695,080	2,695,080	8/1/2022
	NewGlobe Schools, Inc. ** ^		Senior Secured	12.5%		3,459,803	3,315,571	3,315,571	8/1/2023
	NewGlobe Schools, Inc. ** ^ Subtotal					6,229,528	6,010,651	6,010,651
	Northern Quinoa Production Corporation ** ^		Senior Secured	10.7%		6,010,527	5,771,260	5,352,659	12/1/2022
	Noteleaf, Inc.		Senior Secured	12.5%		2,277,124	2,161,761	1,028,982	*
	Opya, Inc.		Senior Secured	12.0%		1,188,091	1,155,377	1,155,377	11/1/2023
	Ozy Media, Inc.		Senior Secured	12.8%		2,470,510	2,383,782	2,383,782	6/1/2023
	PDQ Enterprises LLC **		Senior Secured	11.0%		240,964	240,531	240,531	2/1/2021
	Percepto, Inc.		Senior Secured	12.2%		1,799,336	1,721,548	1,721,548	4/1/2023
	Pitzi, Ltd. ** ^		Senior Secured	12.0%		482,870	376,812	376,812	11/1/2023
	Pitzi, Ltd. ** ^		Senior Secured	12.0%		1,483,727	1,435,741	1,435,741	4/1/2024
	Pitzi, Ltd. ** ^ Subtotal					1,966,597	1,812,553	1,812,553
	Plant Prefab, Inc.		Senior Secured	11.0%		1,045,516	999,473	999,473	8/1/2022
	Platform Science, Inc.		Senior Secured	12.0%		623,171	601,043	601,043	2/1/2022
	Plenty Unlimited, Inc.		Senior Secured	9.0%	11.7%	159,868	159,505	159,505	1/1/2021
	Plenty Unlimited, Inc.		Senior Secured	9.0%	9.4%	217,703	217,280	217,280	3/1/2021
	Plenty Unlimited, Inc.		Senior Secured	9.0%	11.7%	1,103,738	1,089,466	1,089,466	9/1/2021
	Plenty Unlimited, Inc. Subtotal					1,481,309	1,466,251	1,466,251
	Plethora, Inc.		Senior Secured	11.2%		2,272,587	2,152,867	2,152,867	7/1/2022
	Romaine Empire, Inc.		Senior Secured	12.3%		5,454,020	5,227,539	5,227,539	7/1/2023
	Saltbox, Inc.		Senior Secured	12.3%		423,968	408,719	408,719	6/1/2023
	SMS OPCO LLC		Senior Secured	8.0%		36,875	18,125	18,125	*
	Strong Arm Technologies, Inc.		Senior Secured	12.0%		209,338	207,281	207,281	5/1/2021
	Sustainable Living Partners, LLC		Senior Secured	12.5%		4,479,984	3,999,116	3,999,116	8/1/2023
	Terramera, Inc. ** ^		Senior Secured	12.0%		275,821	272,706	272,706	4/1/2021
	Terramera, Inc. ** ^		Senior Secured	12.0%		137,941	137,444	137,444	4/1/2021
	Terramera, Inc. ** ^ Subtotal					413,762	410,150	410,150
	Theatro Labs, Inc.		Senior Secured	12.0%		888,982	873,903	873,903	8/1/2022
	UniEnergy Technologies LLC		Senior Secured	12.3%		1,351,234	1,309,132	874,137	*
	Veev Group, Inc.		Senior Secured	12.5%		1,235,419	1,122,426	1,122,426	6/1/2023
	Veev Group, Inc.		Senior Secured	12.5%		3,707,038	3,648,365	3,648,365	6/1/2023
	Veev Group, Inc.		Senior Secured	12.5%		432,783	424,481	424,481	12/1/2021
	Veev Group, Inc. Subtotal					5,375,240	5,195,272	5,195,272
	Velo Holdings Limited		Senior Secured	12.0%		2,471,720	2,252,248	1,985,209	*
	Virtuix Holdings, Inc.		Senior Secured	12.3%		141,134	139,438	117,049	4/1/2022

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Final Maturity Date
	Welcome Tech, Inc.		Senior Secured	10.5%		578,778	545,308	545,308	5/1/2022
	Wheels Labs, Inc.		Senior Secured	12.5%		3,115,612	3,051,198	3,051,198	8/1/2022
	Wine Plum, Inc.		Senior Secured	12.5%		723,778	701,625	701,625	9/1/2022
Other Technology Total		60.4%				$ 105,672,936	$ 99,264,805	$ 96,510,123

Security
	Axonius, Inc.		Senior Secured	12.0%		$ 164,208	$ 161,820	$ 161,820	9/1/2021
	Karamba Security Ltd. ** ^		Senior Secured	12.0%		942,140	893,736	893,736	6/1/2022
	Nok Nok Labs, Inc.		Senior Secured	12.5%		540,071	533,246	533,246	6/1/2022
	Safetrust Holdings, Inc.		Senior Secured	12.5%		249,930	186,010	186,010	8/1/2021
Security Total		1.1%				$ 1,896,349	$ 1,774,812	$ 1,774,812

Semiconductors & Equipment
	ETA Compute, Inc.		Senior Secured	12.0%		$ 596,190	$ 585,915	$ 585,915	11/1/2021
	Innophase, Inc.		Senior Secured	11.8%		665,278	662,301	662,301	6/1/2021
	Innophase, Inc.		Senior Secured	11.8%		1,551,410	1,537,272	1,537,272	6/1/2021
	Innophase, Inc. Subtotal					2,216,688	2,199,573	2,199,573
Semiconductors & Equipment Total		1.8%				$ 2,812,878	$ 2,785,488	$ 2,785,488

Software
	Aptible, Inc.		Senior Secured	11.8%		$ 17,356	$ 17,308	$ 17,308	2/1/2021
	ArborMetrix, Inc.		Senior Secured	12.5%		741,595	721,872	721,872	9/1/2023
	ArborMetrix, Inc.		Senior Secured	11.5%		577,973	577,973	577,973	6/1/2022
	ArborMetrix, Inc.		Senior Secured	12.5%		1,482,031	1,424,994	1,424,994	9/1/2023
	ArborMetrix, Inc.		Senior Secured	11.5%		2,022,100	1,976,670	1,976,670	6/1/2022
	ArborMetrix, Inc. Subtotal					4,823,699	4,701,509	4,701,509
	Blockdaemon, Inc.		Senior Secured	11.3%		156,750	153,047	153,047	6/1/2022
	Blockdaemon, Inc.		Senior Secured	11.3%		72,916	70,543	70,543	8/1/2021
	Blockdaemon, Inc. Subtotal					229,666	223,590	223,590
	Bloomboard, Inc.		Senior Secured	11.5%		2,542,024	1,225,605	1,132,676	*
	Canary Technologies Corporation		Senior Secured	11.5%		247,338	234,633	234,633	6/1/2023
	Censia Inc.		Senior Secured	11.0%		751,876	723,062	723,062	10/1/2022
	Cloudleaf, Inc.		Senior Secured	12.0%		1,445,065	1,360,260	1,360,260	8/1/2023
	Cloudleaf, Inc.		Senior Secured	12.0%		739,000	724,597	724,597	9/1/2024
	Cloudleaf, Inc.		Senior Secured	12.0%		302,692	297,928	297,928	9/1/2021
	Cloudleaf, Inc. Subtotal					2,486,757	2,382,785	2,382,785
	DealPath, Inc.		Senior Secured	11.0%		289,086	287,577	287,577	5/1/2021
	Dynamics, Inc.		Senior Secured	12.5%		2,208,811	2,106,703	2,106,703	8/1/2021
	Eskalera, Inc.		Senior Secured	10.5%		902,496	877,642	877,642	3/1/2023
	Estify, Inc.		Senior Secured	18.0%		842,819	737,672	154,458	*
	Fortress IQ, Inc.		Senior Secured	11.3%		253,904	249,744	249,744	11/1/2021
	GoFormz, Inc.		Senior Secured	12.0%		232,837	229,478	229,478	6/1/2021

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Final Maturity Date
	ICX Media, Inc.		Senior Secured	12.5%		247,171	242,814	242,814	7/1/2023
	ICX Media, Inc.		Senior Secured	12.5%		240,098	236,153	236,153	5/1/2023
	ICX Media, Inc.		Senior Secured	12.5%		298,886	285,701	285,701	5/1/2022
	ICX Media, Inc. Subtotal					786,155	764,668	764,668
	Invoice2Go, Inc.		Senior Secured	11.8%		240,887	239,594	239,594	4/1/2021
	Invoice2Go, Inc.		Senior Secured	11.8%		206,485	206,485	206,485	4/1/2021
	Invoice2Go, Inc.		Senior Secured	12.0%		989,150	806,149	806,149	3/1/2024
	Invoice2Go, Inc.		Senior Secured	12.0%		988,822	957,755	957,755	6/1/2023
	Invoice2Go, Inc.		Senior Secured	12.0%		902,702	892,679	892,679	3/1/2023
	Invoice2Go, Inc.		Senior Secured	12.0%		783,778	776,169	776,169	11/1/2022
	Invoice2Go, Inc.		Senior Secured	12.0%		660,026	654,481	654,481	7/1/2022
	Invoice2Go, Inc.		Senior Secured	12.0%		531,244	498,925	498,925	3/1/2022
	Invoice2Go, Inc.		Senior Secured	11.8%		240,892	240,892	240,892	4/1/2021
	Invoice2Go, Inc.		Senior Secured	12.0%		989,486	944,616	944,616	6/1/2024
	Invoice2Go, Inc. Subtotal					6,533,472	6,217,745	6,217,745
	Ipolipo, Inc.		Senior Secured	12.0%		2,066,199	1,943,195	1,476,836	6/1/2022
	Lucideus, Inc.		Senior Secured	12.0%		436,842	411,722	411,722	2/1/2023
	Medable, Inc.		Senior Secured	12.0%		1,746,992	1,657,497	1,657,497	2/1/2023
	Medable, Inc.		Senior Secured	12.0%		873,608	862,217	862,217	2/1/2023
	Medable, Inc. Subtotal					2,620,600	2,519,714	2,519,714
	Metarail, Inc.		Senior Secured	12.0%		735,278	723,738	487,382	7/1/2023
	Metawave Corporation		Senior Secured	12.0%		608,751	595,704	595,704	7/1/2022
	Migo Money, Inc. ** ^		Senior Secured	12.5%		266,341	266,341	266,341	3/1/2022
	Migo Money, Inc. ** ^		Senior Secured	12.3%		324,019	313,653	313,653	12/1/2021
	Migo Money, Inc. ** ^ Subtotal					590,360	579,994	579,994
	OrderGroove, Inc.		Senior Secured	12.0%		4,755,473	4,424,662	4,424,662	4/1/2024
	Owl Cameras, Inc.		Senior Secured	18.0%		605,050	310,170	308,414	*
	PlushCare, Inc.		Senior Secured	11.8%		595,693	579,013	579,013	5/1/2022
	PlushCare, Inc.		Senior Secured	11.8%		447,140	441,429	441,429	5/1/2022
	PlushCare, Inc. Subtotal					1,042,833	1,020,442	1,020,442
	Resilio, Inc.		Senior Secured	12.8%		46,851	46,851	46,851	5/1/2021
	Resilio, Inc.		Senior Secured	12.8%		28,407	27,431	27,431	3/1/2021
	Resilio, Inc. Subtotal					75,258	74,282	74,282
	Splitwise, Inc.		Senior Secured	12.3%		407,224	393,458	393,458	12/1/2022
	Swivel, Inc.		Senior Secured	12.0%		173,702	173,702	173,702	10/1/2022
	Swivel, Inc.		Senior Secured	12.0%		159,432	152,178	152,178	8/1/2022
	Swivel, Inc. Subtotal					333,134	325,880	325,880
	Trendalytics Innovation Labs, Inc.		Senior Secured	12.8%		189,070	177,064	156,140	6/1/2022
	Truthset, Inc.		Senior Secured	10.5%		327,294	308,736	308,736	2/1/2023
	Truthset, Inc.		Senior Secured	10.5%		360,505	360,505	360,505	5/1/2023
	Truthset, Inc. Subtotal					687,799	669,241	669,241
	VenueNext, Inc.		Senior Secured	-		1,016,143	938,226	751,086	*
	Venuetize, Inc.		Senior Secured	12.3%		130,209	123,167	123,167	4/1/2022

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Final Maturity Date
	Workspot, Inc.		Senior Secured	12.0%		518,863	493,458	493,458	8/1/2022
	Workspot, Inc.		Senior Secured	12.0%		246,296	239,558	239,558	9/1/2021
	Workspot, Inc.		Senior Secured	12.0%		565,294	555,453	555,453	10/1/2022
	Workspot, Inc. Subtotal					1,330,453	1,288,469	1,288,469
Software Total		22.5%				$ 40,778,972	$ 37,498,849	$ 35,910,171

Technology Services
	Blazent, Inc.		Senior Secured	12.0%		$ 1,464,421	$ 989,830	$ 768,564	*
	CloudIQ Ltd. ** ^		Senior Secured	12.0%		1,156,720	1,108,942	906,974	12/1/2021
	Dolly, Inc.		Senior Secured	12.1%		530,265	514,590	514,590	5/1/2021
	Klar Holdings Limited ** ^		Senior Secured	14.2%	4.0%	248,885	235,790	235,790	7/1/2023
	Klar Holdings Limited ** ^		Senior Secured	12.5%		188,627	161,586	161,586	10/1/2022
	Klar Holdings Limited ** ^ Subtotal					437,512	397,376	397,376
	Leap Services, Inc.		Senior Secured	12.0%		314,353	305,005	305,005	6/1/2022
	Lifit, Inc. ** ^		Senior Secured	12.0%		345,793	329,478	329,478	8/1/2022
	Lifit, Inc. ** ^		Senior Secured	12.0%		376,772	371,984	371,984	10/1/2022
	Lifit, Inc. ** ^ Subtotal					722,565	701,462	701,462
	Loansnap Holdings Inc. **		Senior Secured	11.0%		2,236,556	2,118,234	1,913,394	12/1/2022
	PayJoy, Inc. **		Senior Secured	10.0%		288,795	284,794	284,794	8/1/2021
	Relimetrics, Inc.		Senior Secured	11.3%		173,675	169,806	169,806	1/1/2022
	Riffyn, Inc.		Senior Secured	11.5%		110,635	110,147	110,147	6/1/2021
	Riffyn, Inc.		Senior Secured	11.5%		112,218	111,492	111,492	3/1/2021
	Riffyn, Inc. Subtotal					222,853	221,639	221,639
	Solugen, Inc.		Senior Secured	11.0%		1,054,706	1,038,103	1,038,103	1/1/2023
	Solugen, Inc.		Senior Secured	11.0%		2,107,961	2,007,714	2,007,714	1/1/2023
	Solugen, Inc.		Senior Secured	11.0%		1,054,189	1,041,250	1,041,250	1/1/2023
	Solugen, Inc. Subtotal					4,216,856	4,087,067	4,087,067
	Thrive Financial, Inc. **		Senior Secured	11.5%		752,761	724,585	724,585	10/1/2022
	Thrive Financial, Inc. **		Senior Secured	9.3%		247,981	247,981	247,981	11/1/2023
	Thrive Financial, Inc. ** Subtotal					1,000,742	972,566	972,566
	TrueFacet, Inc.		Senior Secured	18.0%		871,610	839,387	-	*
	Zeel Networks, Inc.		Senior Secured	11.0%		2,531,182	2,468,819	2,283,564	3/1/2022
Technology Services Total		8.5%				$ 16,168,105	$ 15,179,517	$ 13,526,801

Wireless
	AirVine Scientific, Inc.		Senior Secured	12.0%		$ 90,366	$ 86,490	$ 86,490	9/1/2022
	AirVine Scientific, Inc.		Senior Secured	12.0%		90,429	88,728	88,728	9/1/2022
	AirVine Scientific, Inc. Subtotal					180,795	175,218	175,218
	Parallel Wireless, Inc.		Senior Secured	11.8%		6,428,736	6,168,641	6,168,641	6/1/2023
	Parallel Wireless, Inc.		Senior Secured	11.8%		3,215,575	3,162,405	3,162,405	9/1/2023
	Parallel Wireless, Inc.		Senior Secured	11.8%		3,215,116	3,164,764	3,164,764	8/1/2023
	Parallel Wireless, Inc. Subtotal					12,859,427	12,495,810	12,495,810
Wireless Total		7.9%				$ 13,040,222	$ 12,671,028	$ 12,671,028
Grand Total		165.7%				$ 307,719,689	$ 288,221,039	$ 264,629,798

* As of December 31, 2020, loans with a cost basis of $37.3 million and a fair value of $16.2 million were classified as non-accrual. These loans have been accelerated from their original maturity and are due in their entirety. During the period for which these loans have been on non-accrual status, no interest income has been recognized.

** Indicates assets that the Fund deems “non-qualifying assets.” As of December 31, 2020, 10.8% of the Fund’s total assets represented non-qualifying assets. Under Section 55(a) of the 1940 Act, the Fund is prohibited from acquiring any additional non-qualifying assets unless, at the time of acquisition, certain specified qualifying assets (e.g., securities issued by an “eligible portfolio company,” as defined in Section 2(a)(46)) represent at least 70% of its total assets. As part of this calculation, the numerator consists of the fair value of the Fund’s investments in all eligible portfolio companies and the denominator consists of total assets less those assets described in Section 55(a)(7) of the 1940 Act.

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

VENTURE LENDING & LEASING VIII, INC.

CONDENSED SCHEDULES OF DERIVATIVE INSTRUMENTS (UNAUDITED)
AS OF JUNE 30, 2021 AND DECEMBER 31, 2020

			AS OF JUNE 30, 2021
Description and terms of payments to be received from another party	Description and terms of payments to be paid to another party	Counterparty	Maturity Date	Notional Amount	Fair Value	Upfront payments / receipts	Unrealized appreciation / (depreciation) (a)

Interest Rate Collar

Floating interest rate of USD-LIBOR-BBA with cap rate of 1.00% to be received monthly	Floating interest rate of USD-LIBOR-BBA with floor interest rate 0.215%, to be paid monthly	MUFG Union Bank, N.A.	1/11/2023	$42,000,000	$(41,351)	$—	$(41,351)

Total				$42,000,000	$(41,351)	$—	$(41,351)

			AS OF DECEMBER 31, 2020
Description and terms of payments to be received from another party	Description and terms of payments to be paid to another party	Counterparty	Maturity Date	Notional Amount	Fair Value	Upfront payments / receipts	Unrealized appreciation / (depreciation) (a)

Interest Rate Swap and Floor

Floating interest rate of USD-LIBOR-BBA with cap rate of 1.00% to be received monthly	Floating interest rate of USD-LIBOR-BBA with floor interest rate 0.215%, to be paid monthly	MUFG Union Bank, N.A.	1/11/2023	$65,000,000	$(61,242)	$—	$(61,242)

Total				$65,000,000	$(61,242)	$—	$(61,242)

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
In the Manager’s opinion, the accompanying condensed interim financial statements (hereafter referred to as “financial statements”) include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of what the results would be for a full year. These financial statements should be read in conjunction with the financial statements and the notes included in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2020.
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

Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand and money market mutual funds with maturities of 90 days or less. Money market mutual funds held as cash equivalents are valued at their most recently traded net asset value. Within cash and cash equivalents, as of June 30, 2021, the Fund held 4,862,822 units in the Blackrock Treasury Trust Institutional Fund valued at $1 per unit at a yield of 0.01%, which represented 4.28% of the net assets of the Fund. Within cash and cash equivalents, as of December 31, 2020, the Fund held 8,751,396 units in the Blackrock Treasury Trust Institutional Fund valued at $1 per unit at a yield of 0.02%, which represented 5.48% of the net assets of the Fund.
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

As of June 30, 2021 and December 31, 2020, the financial statements included nonmarketable investments of $194.3 million and $264.6 million, respectively, (or 95.7% and 95.1% of the total assets, respectively), with the fair values determined by the Manager in the absence of readily determinable market values. Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Below is the information used by the Manager in making these estimates.

Loans

The Fund defines fair value as the price that would be received to sell an asset or paid to lower a liability in an orderly transaction between market participants at the measurement date. Because there is no readily available market price and no secondary market for substantially all of the loan investments made by the Fund into borrowing portfolio companies, Management determines fair value based on hypothetical markets, and on several factors related to each borrower, including, but not limited to, the borrower’s payment history, available cash and “burn rate,” revenues, net income or loss, the likelihood that the borrower will be able to secure additional financing in the future, and an evaluation of the general interest rate environment. The amount of any valuation adjustment considers the estimated amount and timing of cash payments of principal and interest from the borrower and/or liquidation analysis and is determined based upon a credit analysis of the borrower and an analysis of the expected recovery from the borrower, including consideration of factors such as the nature and quality of the Fund’s security interests in collateral, the estimated fair value of the Fund’s collateral, the size of the loan, and the estimated time that will elapse before the Fund achieves a recovery. Management has evaluated these factors and has concluded that, the effect of deterioration in the quality of the underlying collateral, increase in size of the loan, increase in the estimated time to recovery and increase in the hypothetical market coupon rate would have the effect of lowering the fair value of the current portfolio of loans.

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
As of June 30, 2021, loans with a cost basis of $31.2 million and a fair value of $13.8 million were classified as non-accrual. As of December 31, 2020, loans with a cost basis of $37.3 million and a fair value of $16.2 million were classified as non-accrual.

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

Volatility, or the amount of uncertainty or risk about the size of the changes in the warrant price, is based on an index of publicly traded companies grouped by industry and which are similar in nature to the underlying portfolio companies issuing the warrant (“Industry Index”). The volatility assumption for each Industry Index is based on the average volatility for individual public companies within the portfolio company’s industry for a period of time approximating the expected life of the warrants. A hypothetical increase in the volatility of the warrants used in the modified Black-Scholes option pricing model would have the effect of increasing the fair value of the warrants.

The remaining expected lives of warrants are based on historical experience of the average life of the warrants, as warrants are often exercised in the event of acquisitions, mergers, or initial public offerings, and terminated due to events such as bankruptcies, restructuring activities, or additional financings. These events cause the expected term to be less than the remaining contractual term of the warrants. As of June 30, 2021 and December 31, 2020, the Fund assumed the average duration of a warrant was 4.0 years. The effect of a hypothetical increase in the estimated initial term of the warrants used in the modified Black-Scholes option pricing model would have the effect of increasing the fair value of the warrants. However, the estimated initial term of the warrants is one factor, of many, used in the valuation of warrants, and by itself does not have a significant impact on the result of operations.

The risk-free interest rate is derived from the constant maturity tables issued by the U.S. Treasury Department. The effect of a hypothetical increase in the estimated risk-free rate used in the modified Black-Scholes option pricing model would have the effect of increasing the fair value of the warrants.
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

The Fund is a party to a master netting arrangement with MUFG Union Bank, N.A., however, the Fund has elected not to offset assets and liabilities under these arrangements for financial statement presentation purposes. A contract is recorded at gross fair value in either derivative asset or derivative liability in the Condensed Statements of Assets and Liabilities, depending on whether the fair value of the contract is in favor of the Fund or the counterparty. The changes in fair value are recorded in net change in unrealized gain (loss) from derivative instruments in the Condensed Statements of Operations and the quarterly interest received or paid on the derivative instruments, if any, is recorded in net realized gain (loss) from derivative instruments in the Condensed Statements of Operations.

The interest rate collar contract is contractually scheduled to terminate on January 11, 2023.

3. FAIR VALUE DISCLOSURES
The Fund provides asset-based financing primarily to start-up and emerging growth venture-backed companies pursuant to commitments whereby the Fund agrees to finance assets and provide working or growth capital up to a specified amount for the term of the commitment, upon the terms and subject to the conditions specified by such commitment. Even though these loans are generally secured by the assets of the borrowers, the Fund in most cases is subject to the credit risk of such companies. As of June 30, 2021, the Fund’s investments in loans were primarily to companies based within the United States and were diversified among borrowers in the industry segments shown in the Condensed Schedules of Investments. All loans are senior to unsecured creditors and other secured creditors, unless as indicated in the Condensed Schedules of Investments.

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

The tables below show the weighted-average interest rate of the performing loans and all loans.

Performing Loans	For the Three Months Ended June 30, 2021	For the Three Months Ended June 30, 2020
Weighted-Average Interest Rate - Cash	13.95%	12.66%
Weighted-Average Interest Rate- Non-Cash	3.51%	2.95%
Weighted-Average Interest Rate	17.46%	15.61%

All Loans	For the Three Months Ended June 30, 2021	For the Three Months Ended June 30, 2020
Weighted-Average Interest Rate - Cash	13.74%	12.15%
Weighted-Average Interest Rate- Non-Cash	3.28%	2.84%
Weighted-Average Interest Rate	17.02%	14.99%

Performing Loans	For the Six Months Ended June 30, 2021	For the Six Months Ended June 30, 2020
Weighted-Average Interest Rate - Cash	13.31%	13.52%
Weighted-Average Interest Rate- Non-Cash	3.39%	3.18%
Weighted-Average Interest Rate	16.70%	16.70%

All Loans	For the Six Months Ended June 30, 2021	For the Six Months Ended June 30, 2020
Weighted-Average Interest Rate - Cash	13.01%	13.06%
Weighted-Average Interest Rate- Non-Cash	3.23%	3.08%
Weighted-Average Interest Rate	16.24%	16.14%

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

All loans as of June 30, 2021 and December 31, 2020 were pledged as collateral for the debt facility, and the Fund’s borrowings are generally collateralized by all assets of the Fund. As of June 30, 2021 and December 31, 2020, the Fund had unexpired unfunded commitments to borrowers of $5.1 million and $22.3 million, respectively.
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

Transfers of investments between levels of the fair value hierarchy are recorded on the actual date of the event or change in circumstances that caused the transfer. There were no transfers in and out of Level 1, 2, or 3 during the six months ended June 30, 2021 and 2020.

The Fund’s cash equivalents were valued at the traded net asset value of the money market fund. As a result, these measurements are classified as Level 1. The Fund’s derivative instruments are based on quotes from the market makers that derive fair values from market data, and therefore, are classified as Level 2. The Fund’s borrowings under the debt facility are also classified as Level 2, because the carrying values of the borrowings were based on rates that are observable at commonly quoted intervals, which are Level 2 inputs, and that approximate fair values. The Fund’s loan investments are individually negotiated and unique, and because there is little to no market in which these assets trade, the inputs for these assets are valued using estimated exit values. As a result, the Fund’s loan investments are classified as Level 3.

The following tables provide quantitative information about the Fund’s Level 3 fair value measurements of the Fund’s investments by industry as of June 30, 2021 and December 31, 2020. In addition to the techniques and inputs noted in the tables below, the Fund may also use other valuation techniques and methodologies when determining its fair value measurements.

Investment Type - Level 3
Loan Investments	Fair Values at June 30, 2021	Valuation Techniques / Methodologies	Unobservable Inputs	Weighted Averages (a) / Amounts or Ranges

Biotechnology	$5,538,704	Hypothetical market analysis	Hypothetical market coupon rate	14% (14% - 15%)
		Income approach	Expected amount and timing of cash flow payments	$0*
			Discount Rate	0%*

Computers and Storage	10,388,862	Hypothetical market analysis	Hypothetical market coupon rate	14% (14% - 15%)

Internet	23,801,845	Hypothetical market analysis	Hypothetical market coupon rate	15% (11% - 25%)
		Income approach	Expected amount and timing of cash flow payments	$3,215,189 ($0 - $3,336,163)
			Discount rate	0% (0% - 1%)

Medical Devices	18,569,783	Hypothetical market analysis	Hypothetical market coupon rate	18% (13% - 24%)
		Income approach	Expected amount and timing of cash flow payments	$12,630,052*
			Discount rate	1%*

Other Healthcare	15,139,142	Hypothetical market analysis	Hypothetical market coupon rate	15% (12% - 22%)
		Income approach	Expected amount and timing of cash flow payments	$1,250,945*
			Discount rate	1%*

Other Technology	77,160,609	Hypothetical market analysis	Hypothetical market coupon rate	16% (14% - 22%)
		Income approach	Expected amount and timing of cash flow payments	$1,978,865 ($0 - $2,787,929)
			Discount rate	1% (0% - 1%)

Investment Type - Level 3
Loan Investments	Fair Values at June 30, 2021	Valuation Techniques / Methodologies	Unobservable Inputs	Weighted Averages (a) / Amounts or Ranges
Security	1,105,462	Hypothetical market analysis	Hypothetical market coupon rate	20% (14% - 99%)
		Income approach	Expected amount and timing of cash flow payments	$689,443*
			Discount rate	1%*

Semiconductors and Equipment	276,653	Hypothetical market analysis	Hypothetical market coupon rate	16%*

Software	25,599,985	Hypothetical market analysis	Hypothetical market coupon rate	16% (13% - 23%)
		Income approach	Expected amount and timing of cash flow payments	$1,798,391 ($867,235 - $2,852,899)
			Discount rate	1% (0% - 1%)

Technology Services	5,809,542	Hypothetical market analysis	Hypothetical market coupon rate	15% (13% - 23%)
		Income approach	Expected amount and timing of cash flow payments	$2,260,058 ($58,216 - $2,801,338)
			Discount rate	1% (0% - 1%)

Wireless	10,942,624	Hypothetical market analysis	Hypothetical market coupon rate	14% (14% - 16%)
Total Loan investments	$194,333,211

(a)The weighted average hypothetical market coupon rates were calculated using the fair value of the loans.
* There is only one loan within the industry.

Investment Type - Level 3
Loan Investments	Fair Values at December 31, 2020	Valuation Techniques / Methodologies	Unobservable Inputs	Weighted Averages (a) / Amounts or Ranges

Biotechnology	$6,365,901	Hypothetical market analysis	Hypothetical market coupon rate	15% (14% - 15%)
		Income approach	Expected amount and timing of cash flow payments Discount rate	$0* 0%*

Computers and Storage	9,304,146	Hypothetical market analysis	Hypothetical market coupon rate	14% (14% - 15%)

Internet	29,138,188	Hypothetical market analysis	Hypothetical market coupon rate	15% (12% - 25%)
		Income approach	Expected amount and timing of cash flow payments	$1,794,082 ($7,500 - $2,712,777)
			Discount rate	1% (0% - 1% )

Medical Devices	21,600,716	Hypothetical market analysis	Hypothetical market coupon rate	16% (13% - 18%)
		Income approach	Expected amount and timing of cash flow payments	$10,329,931*
			Discount rate	1%*

Other Healthcare	35,042,424	Hypothetical market analysis	Hypothetical market coupon rate	14% (12% - 24%)
		Income approach	Expected amount and timing of cash flow payments	$1,250,945 ($0 - $1,250,945)
			Discount rate	1% (0% - 1%)

Other Technology	96,510,123	Hypothetical market analysis	Hypothetical market coupon rate	16% (12% - 25%)
		Income approach	Expected amount and timing of cash flow payments	$4,127,179 ($0 - $6,715,723)
			Discount rate	1% (0% - 1%)

Security	1,774,812	Hypothetical market analysis	Hypothetical market coupon rate	25% (14% - 99%)

Investment Type - Level 3
Loan Investments	Fair Values at December 31, 2020	Valuation Techniques / Methodologies	Unobservable Inputs	Weighted Averages (a) / Amounts or Ranges
Semiconductors and Equipment	2,785,488	Hypothetical market analysis	Hypothetical market coupon rate	15% (14% - 16%)

Software	35,910,171	Hypothetical market analysis	Hypothetical market coupon rate	16% (13% - 26%)
		Income approach	Expected amount and timing of cash flow payments	$1,891,347 ($208,725 - $2,999,116)
			Discount rate	1% (1% - 2%)

Technology Services	13,526,801	Hypothetical market analysis	Hypothetical market coupon rate	15% (14% - 23%)
		Income approach	Expected amount and timing of cash flow payments	$2,403,939 ($0 - $2,967,108)
			Discount rate	1% (0% - 1%)

Wireless	12,671,028	Hypothetical market analysis	Hypothetical market coupon rate	14% (14% - 16%)
Total loan investments	$264,629,798
(a)The weighted average hypothetical market coupon rates were calculated using the fair value of the loans.
* There is only one loan within the industry.

The following tables present the balances of assets and liabilities as of June 30, 2021 and December 31, 2020 measured at fair value on a recurring basis:

As of June 30, 2021
ASSETS:	Level 1	Level 2	Level 3	Total

Loans*	$—	$—	$194,333,211	$194,333,211
Cash equivalents	4,862,822	—	—	4,862,822
Total assets	$4,862,822	$—	$194,333,211	$199,196,033

LIABILITIES:	Level 1	Level 2	Level 3	Total
Borrowings under debt facility	$—	$87,500,000	$—	$87,500,000
Derivative liability	—	41,351	—	41,351
Total liabilities	$—	$87,541,351	$—	$87,541,351

* For a detailed listing of borrowers comprising this amount, please refer to the Condensed Schedules of Investments.

As of December 31, 2020
ASSETS:	Level 1	Level 2	Level 3	Total
Loans†	$—	$—	$264,629,798	$264,629,798
Cash equivalents	8,751,396	—	—	8,751,396
Total assets	$8,751,396	$—	$264,629,798	$273,381,194

LIABILITIES:	Level 1	Level 2	Level 3	Total
Borrowings under debt facility	$—	$115,500,000	$—	$115,500,000
Derivative liability	—	61,242	—	61,242
Total liabilities	$—	$115,561,242	$—	$115,561,242

† For a detailed listing of borrowers comprising this amount, please refer to the Condensed Schedules of Investments.

The following tables provide a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Three Months Ended June 30, 2021
	Loans	Warrants
Beginning balance	$239,607,716	$—
Acquisitions and originations	—	179,266
Principal reductions	(42,991,117)	—
Proceeds from sale of loan	(1,425,000)	—
Accretion of discount on loans	(1,801,894)	—
Distributions to shareholder	—	(179,266)
Net change in unrealized gain (loss) from loans	2,677,914	—
Net realized loss from loans	(1,734,408)	—
Ending balance	$194,333,211	$—
Net change in unrealized gain (loss) from loans relating to loans still held at June 30, 2021	$342,349

	For the Six Months Ended June 30, 2021
	Loans	Warrants
Beginning balance	$264,629,798	$—
Acquisitions and originations	1,500,000	719,904
Principal reductions	(70,767,128)	—
Proceeds from sale of loan	(1,425,000)	—
Accretion of discount on loans	(3,726,073)	—
Distributions to shareholder	—	(719,904)
Net change in unrealized gain (loss) from loans	5,964,893	—
Net realized loss from loans	(1,843,279)	—
Ending balance	$194,333,211	$—
Net change in unrealized gain (loss) from loans relating to loans still held at June 30, 2021	$3,067,358

	For the Three Months Ended June 30, 2020 (a)
	Loans	Convertible Loan	Warrants
Beginning balance	$363,541,670	$—	$—
Acquisitions and originations	15,333,333	175,547	1,001,030
Principal reductions	(28,168,459)	—	—
Accretion of discounts	(2,518,607)	—	—
Distributions to shareholder	—	(175,547)	(1,001,030)
Net change in unrealized gain (loss) from loans	638,199	—	—
Net realized loss from loans	(546,608)	—	—
Ending balance	$348,279,528	$—	$—
Net change in unrealized gain (loss) from loans relating to loans still held at June 30, 2020	$31,575
(a) Certain prior period information has been disclosed to conform to current presentation.

	For the Six Months Ended June 30, 2020 (a)
	Loans	Convertible Loan	Stock	Warrants
Beginning balance	$371,955,824	$—	$—	$—
Acquisitions and originations	74,716,667	175,547	9,000	5,470,643
Principal reductions	(78,676,048)	—	—	—
Accretion of discount on loans	(5,529,565)	—	—	—
Distributions to shareholder	—	(175,547)	(9,000)	(5,470,643)
Net change in unrealized gain (loss) from loans	(13,205,864)	—	—	—
Net realized loss from loans	(981,486)	—	—	—
Ending balance	$348,279,528	$—	$—	$—
Net change in unrealized gain (loss) from loans relating to loans still held at June 30, 2020	$(13,809,337)
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

5.    CAPITAL STOCK
As of both June 30, 2021 and December 31, 2020, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding. Total committed capital of the Company, as of both June 30, 2021 and December 31, 2020, was $423.6 million. Total contributed capital to the Company through June 30, 2021 and December 31, 2020 was $415.2 million, of which $352.1 million was contributed to the Fund.

The chart below shows the distributions of the Fund for the six months ended June 30, 2021 and 2020.

	For the Six Months Ended June 30, 2021	For the Six Months Ended June 30, 2020
Cash distributions	$63,100,000	$38,500,000
Distributions of equity securities	719,904	5,655,190
Total distributions to shareholder	$63,819,904	$44,155,190

Final classification of the distributions as either a return of capital or a distribution of income is an annual determination made at the end of each year dependent upon the Fund’s current year and cumulative earnings and profits.
6.  DEBT FACILITY
On April 5, 2016, the Fund established a secured, syndicated revolving loan facility in an initial amount up to $150.0 million (the “Loan Agreement”) led by Wells Fargo, N.A. and MUFG Union Bank, N.A. On September 11, 2017, the Loan Agreement was amended (the “Amended Loan Agreement”) and the borrowing availability thereunder increased the size of the facility to $280.0 million. From 2017, the Fund continued to permanently reduce its commitment to reflect the needs of the Fund. On August 26, 2020 the Loan Agreement was further amended and the facility size further decreased to $180.0 million. The term of the facility was extended under the latest amendment and is now expected to terminate on August 26, 2023, but can be accelerated in the event of default, such as failure by the Fund to make timely interest or principal payments.

The Fund further reduced the debt facility in the ordinary course of business and the debt facility commitment as of June 30, 2021 was $110.0 million. On July 14, 2021 the Fund notified its lenders of its intention to permanently reduce its aggregate commitments to $95.0 million effective July 21, 2021 (as described in Note 12. Subsequent Events).

Effective from March 31, 2021, the facility size automatically and permanently reduces on the last business day of each quarter by an amount equal to the 10% multiplied by the facility size as of December 31, 2020, or $15.0 million; provided that from and after January 1, 2021, any optional reductions to the facility will reduce, dollar for dollar, the next scheduled reduction amount.

The Fund is permitted to borrow in any amounts so long as its asset coverage ratio, as defined in the 1940 Act, is at least 200% after giving effect to such borrowings. As of June 30, 2021 and December 31, 2020, the Fund’s asset coverage ratio was 229% and 238%, respectively.

All of the assets of the Fund collateralize borrowings by the Fund. Loans under the facility may be, at the option of the Fund, a Reference Rate Loan, a LIBOR Loan or a LIBOR Market Index Rate Loan. As of June 30, 2021, the Fund’s outstanding borrowings were LIBOR Market Index Rate Loans.

The Fund pays interest on its borrowings and a fee on the unused portion of the facility. Under the Amended Loan Agreement, interest is charged to the Fund based on its borrowings at, pursuant to the election of the Fund, an annual rate of either (i) Reference Rate plus 1.75%, (ii) LIBOR plus 2.75% or (iii) LIBOR Market Index Rate plus

2.75%. When the Fund is using 50% or more of the maximum amount available under the Amended Loan Agreement, the applicable commitment fee is 0.25% of the unused portion of the loan facility; otherwise, the applicable commitment fee is 0.50% of the unused portion. The Fund pays the unused credit line fee quarterly. As of June 30, 2021 and December 31, 2020, $87.5 million and $115.5 million were outstanding under the facility, respectively.

As of June 30, 2021, the LIBOR rate was as follows:

1-Month LIBOR	0.1005%
3-Month LIBOR	0.1458%

Bank fees and other costs of $3.8 million incurred in connection with the acquisition and recent extension of the facility have been capitalized and are amortized to interest expense on a straight-line basis over the expected life of the facility. The Fund incurred $1.6 million in bank fees and other costs stemming from the extension of the facility. As of June 30, 2021 and December 31, 2020, there are remaining unamortized fees and costs of $1.2 million and $1.5 million, respectively. The remaining unamortized fees and costs are amortized over the expected life of the facility, which is expected to terminate on August 26, 2023.
The facility is revolving and as such does not have a specified repayment schedule, although advances are secured by the assets of the Fund and thus repayments will be required as assets decline. The facility contains various covenants including financial covenants related to: (i) minimum debt service coverage ratio, (ii) interest coverage ratio, (iii) maximum loan loss reserves and (iv) unfunded commitment ratio. There are also various restrictive covenants, including limitations on: (i) the incurrence of liens, (ii) consolidations, mergers and asset sales and (iii) capital expenditures. As of both June 30, 2021 and December 31, 2020, Management is not aware of instances of non-compliance with financial covenants.

The following is the summary of the outstanding facility draws as of June 30, 2021:

	Amount	Maturity Date	All-In Interest Rate
LIBOR Market Index Rate Loans	$87,500,000	August 26, 2023	Variable based on 1-month LIBOR Rate
Total Outstanding	$87,500,000

The following is the summary of the outstanding facility draws as of December 31, 2020:

	Amount	Maturity Date	All-In Interest Rate
LIBOR Market Index Rate Loans	$115,500,000	August 26, 2023	Variable based on 1-month LIBOR Rate
Total Outstanding	$115,500,000
7. MANAGEMENT FEE
As compensation for its services to the Fund, for the two-year period that commenced with the first capital closing, which took place on August 8, 2015, the Manager received a management fee (“Management Fee”) computed and paid at the end of each quarter at an annual rate of 2.5% of the Company’s committed equity capital (regardless of when or if the capital was called) as of the last day of each fiscal quarter. Following this two-year period, starting on August 12, 2017, Management Fees are calculated and paid at the end of each quarter at an annual rate of 2.5% of the Fund’s total assets (including amounts derived from borrowed funds) as of the last day of each quarter. Management Fees of $1.3 million and $2.2 million were recognized as expenses for the three months ended June 30, 2021 and 2020, respectively. Management Fees of $2.8 million and $4.6 million were recognized as expenses for the six months ended June 30, 2021 and 2020, respectively.

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

Interest Rate Collar

On April 6, 2020, the Fund entered into an interest rate collar instrument with MUFG Union Bank, N.A., which terminated on September 11, 2020. On September 11, 2020, the Fund entered into another interest rate collar instrument with a termination date of January 11, 2023. As of June 30, 2021, the aggregate notional principal amount of the interest rate collar was $42.0 million, with a cap of 1.000% and floor of 0.215% on a floating rate based upon a 1-month LIBOR rate. The interest rate collar mitigates the Fund’s exposure to interest rate fluctuations on variable rate index of the debt facility. The collar establishes a range where the Fund pays the counterparty if the 1-Month LIBOR rate falls below the established floor rate, and the counterparty will pay the Fund if the 1-Month LIBOR rate exceeds the established cap rate. The interest rate collar settles monthly and payments to or from the counterparty are recorded to net realized gain (loss) from derivative instruments.

The Fund may adjust the total amount hedged in order to remain in compliance with the hedging requirements of the Fund’s debt facility.

The following tables show the Fund’s derivative instruments at fair value on the Fund’s Condensed Statement of Assets and Liabilities as of June 30, 2021 and December 31, 2020:

	Derivative Liability
Derivative Instruments	June 30, 2021	December 31, 2020
Interest rate collar	$41,351	$61,242

The following table shows the effect of the Fund’s derivative instruments on the Fund’s Condensed Statements of Operations:

		For the Three Months Ended June 30,		For the Six Months Ended June 30,
Derivative Instruments	Condensed Statements of Operations Caption	2021	2020	2021	2020
Cancellable interest rate swap and Interest rate swap and floor	Net change in unrealized gain (loss) from derivative instruments	$—	$286,100	$—	$12,832
	Net realized loss from derivative instruments	$—	$(338,781)	$—	$(545,320)
Interest rate collar	Net change in unrealized gain (loss) from derivative instruments	$7,210	$(19,071)	$19,891	$(19,071)
	Net realized loss from derivative instruments	$(13,249)	$(10,269)	$(25,271)	$(10,269)
9. TAX STATUS
The Fund has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986 (the “Code”) and operates in a manner to qualify for the tax treatment applicable to RICs. Failing to maintain at least 70% of total assets in “qualifying assets” will result in the loss of BDC status, resulting in losing its favorable tax treatment as a RIC. As of June 30, 2021, the Fund has met the BDC and RIC requirements. The Fund elected to be treated for federal income tax purposes as a RIC under the Code with the filing of its federal corporate income tax return for 2016.

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

As of June 30, 2021:

Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Loans	$211,959,559	$484,357	$(18,110,705)	$(17,626,348)
Total	$211,959,559	$484,357	$(18,110,705)	$(17,626,348)

Liability	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Derivative liability	$—	$—	$41,351	$41,351
Total	$—	$—	$41,351	$41,351

As of December 31, 2020:

Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Loans	$288,221,039	$17,616	$(23,608,857)	$(23,591,241)
Total	$288,221,039	$17,616	$(23,608,857)	$(23,591,241)

Liability	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Derivative liability	$—	$—	$(61,242)	$(61,242)
Total	$—	$—	$(61,242)	$(61,242)

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

Book and tax basis differences relating to shareholder dividends and distributions and other permanent book and tax differences are reclassified among the Fund’s capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from U.S. GAAP. The determination of the tax attributes of the Fund’s distributions is made annually as of the end of the Fund’s taxable year generally based upon its taxable income for the full taxable year and distributions paid for the full taxable year. As a result, a determination made on a quarterly basis may not be representative of the actual tax attributes of the Fund’s distributions for a full taxable year. As of June 30, 2021 the Fund had determined the tax attributes of its distributions taxable year-to-date to be from its current and accumulated earnings and profits.  There is not yet, however, certainty as to what the actual tax attributes of the Fund’s distributions to the shareholders will be by the year-ended December 31, 2021.

The Fund anticipates distributing all distributable earnings by the end of the year. Through June 30, 2021, the Fund had no undistributed earnings. The Fund may pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce the shareholder’s tax basis in its shares.

The Fund’s tax returns remain open for examination by the federal government for a period of three years and California tax authorities for a period of four years from when they are filed. As of June 30, 2021, the Fund had no uncertain tax positions and no capital loss carryforwards.
10. UNEXPIRED UNFUNDED COMMITMENTS
As of June 30, 2021 and December 31, 2020, the Fund’s unexpired unfunded commitments to borrowers totaled $5.1 million and $22.3 million, respectively. Because venture loans are privately negotiated transactions, investments in these assets are relatively illiquid. It is the Manager’s experience that not all unexpired unfunded commitments will be used by the borrowers. Many credit agreements contain provisions which are milestone dependent and not all borrowers will achieve these milestones. Additionally, the Fund’s credit agreements contain provisions that give relief from funding obligations in the event the borrower has a material adverse change to its financial condition. Therefore, the unexpired unfunded commitments do not necessarily reflect future cash requirements or future investments for the Fund.

The tables below are the Fund’s unexpired unfunded commitments as of June 30, 2021 and December 31, 2020:

Borrower	Industry	Unexpired Unfunded Commitment as of June 30, 2021	Expiration Date
eXo Imaging, Inc.	Medical Devices	$2,000,000	09/30/2021
GoForward, Inc.	Other Healthcare	3,125,000	07/31/2021
Total		$5,125,000

Borrower	Industry	Unexpired Unfunded Commitment as of December 31, 2020	Expiration Date
Aclima, Inc.	Other Technology	$2,000,000	03/31/2021
eXo Imaging, Inc.	Medical Devices	2,000,000	09/30/2021
Fetch Robotics, Inc.	Computers & Storage	2,500,000	06/30/2021
Invoice2Go, Inc.	Software	13,000,000	03/31/2021
Lukla, Inc.	Internet	500,000	01/31/2021
Reciprocity, Inc.	Software	1,950,000	01/31/2021
Residently USA, LLC	Internet	375,000	03/31/2021
Total		$22,325,000

11. FINANCIAL HIGHLIGHTS

U.S. GAAP requires disclosure of financial highlights of the Fund for the three and six months ended June 30, 2021 and 2020.

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

The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Three Months Ended June 30, 2021	For the Three Months Ended June 30, 2020	For the Six Months Ended June 30, 2021	For the Six Months Ended June 30, 2020

Total return **	5.85%	4.79%	13.36%	3.18%

Per share amounts:
Net asset value, beginning of period	$1,363.32	$1,994.90	$1,597.34	$2,065.85
Net investment income	64.86	94.26	135.45	210.69
Net realized and change in unrealized gain (loss) from loans and derivative instruments	9.37	0.11	41.17	(147.49)
Net increase in net assets resulting from operations	74.23	94.37	176.62	63.20
Distributions to shareholder	(301.79)	(96.77)	(638.20)	(441.55)
Contributions from shareholder	—	—	—	305.00
Net asset value, end of period	$1,135.76	$1,992.50	$1,135.76	$1,992.50
Net assets, end of period	$113,575,675	$199,249,818	$113,575,675	$199,249,818

Ratios to average net assets:

Expenses*	8.83%	7.90%	7.98%	8.46%
Net investment income*	20.09%	18.94%	19.59%	20.99%
Portfolio turn-over rate	0.69%	-%	0.65%	-%
Average debt outstanding	$99,250,000	$161,750,000	$104,285,714	$168,928,571
*Annualized
**Total return amounts presented above are not annualized

12. SUBSEQUENT EVENTS
On July 14, 2021, the Fund notified its lenders of its intention to permanently reduce its aggregate commitments by $15.0 million effective July 21, 2021, reducing the aggregate commitments to $95.0 million.
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

COVID-19’s Impact on Results of Operations and Liquidity & Capital Resources

The slowdown of the global and local economies in 2020 had had an impact on a number of the Fund’s portfolio companies’ business and operations. Due to the increased market volatility, valuation of the Fund’s loan investments contributed to increased unrealized losses from loans for the quarter ended June 30, 2020. At the end of 2020, vaccines were approved for deployment by various government health agencies, resulting in shelter-in-place and quarantine restrictions that have continued to loosen over the first six months of 2021. The recent market stability in addition to the recovering local and global economies, factored into the Fund’s valuation adjustments. For the quarter ended June 30, 2021, the Fund recognized unrealized gains from loans compared to the recognized unrealized losses for the same period in 2020.

Although markets have begun to stabilize and economies have begun to recover, uncertainty remains regarding the full extent of the long-term economic impact on the Fund’s business operations, results of operations, and access to liquidity and capital resources. The impact on the Fund will depend on many factors beyond the Fund’s control, including, without limitations, the timing, extent, trajectory, and duration of the pandemic. In addition, the speed of economic recovery may vary across different industries both locally and globally. The Fund is continuing to maintain close communications with its loan portfolio companies to proactively assess and manage potential risks. In addition, Management is continuing to maintain oversight analysis of credits across the Fund’s loan investment portfolio in an attempt to manage the potential credit risk and improve loan performance.

Management is also monitoring the Fund’s continued access to capital resources through periodic and timely communication with the bank syndicate. The Fund believes its existing cash payment streams and access to capital from its debt facility will be sufficient to satisfy its working capital needs, debt repayments, and other liquidity requirements associated with its existing operations.

Results of Operations - For the Three and Six Months Ended June 30, 2021 and 2020

Analysis of Interest Income

Total investment income for the three months ended June 30, 2021 and 2020 was $9.3 million and $13.4 million, respectively, which primarily consisted of interest on the venture loans outstanding. The remaining income consisted of interest and dividends on the temporary investment of cash, and other income from commitment fees and warrants.

Interest income is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants, and new loans funded during the year.

The following table shows the average balance, interest income, and weighted average interest rate for the cash and non-cash portion of interest income for the three months ended June 30, 2021 and 2020.

	For the Three Months Ended June 30, 2021				For the Three Months Ended June 30, 2020
	Average Balance	Interest Income	Weighted-Ave Int Rate - Cash Portion	Weighted-Ave Int Rate - Noncash Portion	Average Balance	Interest Income	Weighted-Ave Int Rate - Cash Portion	Weighted-Ave Int Rate - Noncash Portion
Performing Loans	$205,233,546	$8,958,592	13.95%	3.51%	$341,133,179	$13,310,380	12.66%	2.95%
All Loans	$219,376,759	$9,336,918	13.74%	3.28%	$356,233,457	$13,346,400	12.15%	2.84%

Interest income for all loans decreased by $4.0 million, or 30.0%, for the three months ended June 30, 2021 compared to the same period in 2020. The decrease in interest income was due primarily to the decline in the loan investment portfolio as there were no new loans to offset the loans being paid down or paid-off. The average outstanding balances for all loans decreased by $136.9 million, or 38.4% for the three months ended June 30, 2021 compared to the same period in 2020.

Total investment income for the six months ended June 30, 2021 and 2020 was $19.1 million and $29.6 million, respectively, which primarily consisted of interest on the venture loans outstanding. The remaining income consisted of interest and dividends on the temporary investment of cash, and other income from commitment fees and warrants.

The following table shows the average balance, interest income, and weighted average interest rate for the cash and non-cash portion of interest income for the six months ended June 30, 2021 and 2020.

	For the Six Months Ended June 30, 2021				For the Six Months Ended June 30, 2020
	Average Balance	Interest Income	Weighted-Ave Int Rate - Cash Portion	Weighted-Ave Int Rate - Noncash Portion	Average Balance	Interest Income	Weighted-Ave Int Rate - Cash Portion	Weighted-Ave Int Rate - Noncash Portion
Performing Loans	$220,107,230	$18,376,177	13.31%	3.39%	$347,239,335	$29,000,475	13.52%	3.18%
All Loans	$234,797,512	$19,060,569	13.01%	3.23%	$359,765,659	$29,036,496	13.06%	3.08%

Interest income for all loans decreased by $10.0 million, or 34.4%, for the six months ended June 30, 2021 compared to the same period in 2020. The decrease in interest income for all loans was primarily due to fewer new loans to offset the loans being paid down or paid-off. The average outstanding for all loans decreased by $125.0 million, or 34.7%.

Analysis of Interest Expense

Interest expense was comprised of amounts related to interest on debt amounts drawn down, unused credit line fees and amounts amortized from deferred fees incurred in conjunction with the debt facility.

The following table shows the average balance, interest expense and weighted-average interest rate for the three months ended June 30, 2021 and 2020.

	For the Three Months Ended June 30, 2021			For the Three Months Ended June 30, 2020
	Average Balance	Interest Expense	Int Expense Rate	Average Balance	Interest Expense	Int Expense Rate
Bank Facility	$99,250,000	$868,907	3.50%	$161,750,000	$1,547,167	3.83%

The following table shows the average balance, interest expense and weighted-average interest rate for the six months ended June 30, 2021 and 2020.

	For the Six Months Ended June 30, 2021			For the Six Months Ended June 30, 2020
	Average Balance	Interest Expense	Int Expense Rate	Average Balance	Interest Expense	Int Expense Rate
Bank Facility	$104,285,714	$1,834,893	3.52%	$168,928,571	$3,589,177	4.25%

Interest expense decreased primarily due to declines in the average outstanding debt and the low interest rate environment.

Analysis of Operating Expense

The following table shows the components of operating expense for three months ended June 30, 2021 and 2020.

	For the Three Months Ended June 30, 2021
Operating expense	2021	2020	Change
Management fees	$1,268,834	$2,223,779	$(954,945)
Banking and professional fees	684,422	134,243	550,179
Other operating expenses	29,368	27,565	1,803
Total operating expense	$1,982,624	$2,385,587	$(402,963)

Management fees were calculated as 2.5% of the Fund’s total assets and the decreases were due to declines in the Fund’s total assets due primarily to fewer new loan fundings to offset monthly loan payments and early pay downs.

Banking and professional fees increased by $0.6 million, or 409.8%, due to increased legal expenses associated with a workout loan.

Other operating expenses included director fees, custody fees, tax fees and other expenses related to the operations of the Fund.

The following table shows the components of operating expense for six months ended June 30, 2021 and 2020.

	For the Six Months Ended June 30, 2021
Operating expense	2021	2020	Change
Management fees	$2,817,627	$4,559,205	$(1,741,578)
Banking and professional fees	803,596	253,297	550,299
Other operating expenses	59,803	95,755	(35,952)
Total operating expense	$3,681,026	$4,908,257	$(1,227,231)

Management fees were calculated as 2.5% of the Fund’s total assets and the decreases were due to declines in the Fund’s total assets due primarily to fewer new loan fundings to offset monthly loan payments and early pay downs.

Banking and professional fees increased by $0.6 million, or 217.3%, due to increased legal expenses associated with a workout loan.

Other operating expenses included director fees, custody fees, tax fees and other expenses related to the operations of the Fund.

Realized and Change in Unrealized Gains (Losses)

Net investment income for the three months ended June 30, 2021 and 2020, was $6.5 million and $9.4 million, respectively. Net investment income for the six months ended June 30, 2021 and 2020, was $13.5 million and $21.1 million, respectively.

Net realized loss from loans was $1.7 million and $0.5 million for both the three months ended June 30, 2021 and 2020, respectively. Net realized loss from loans was $1.8 million and $1.0 million for both the six months ended June 30, 2021 and 2020, respectively. The primary reason for the losses were non-accrual loan write-offs.
Net realized loss from derivative instruments was less than $0.1 million and $0.3 million for the three months ended June 30, 2021 and 2020, respectively. Net realized loss from derivative instruments was less than $0.1 million and $0.6 million for the six months ended June 30, 2021 and 2020, respectively. The net realized loss from derivative instruments were due to interest payments paid on the interest rate swap and collar as the floating rate dropped below the fixed rate of the swap and the one-month LIBOR rate is below the floor of the collar.

Net change in unrealized gain (loss) from loans was $2.7 million and $0.6 million for the three months ended June 30, 2021 and 2020, respectively. Net change in unrealized gain (loss) from loans was $6.0 million and $(13.2) million for the six months ended June 30, 2021 and 2020, respectively. The net change in unrealized gain (loss) from loans consisted of fair value adjustments taken against loans as a result of an improvement or deterioration in certain portfolio companies’ performance as well as reversal of prior adjustments on realized loan losses.

Net change in unrealized gain (loss) from derivative instruments was less than $0.1 million and $0.3 million for the three months ended June 30, 2021 and 2020, respectively. Net change in unrealized gain (loss) from derivative instruments was less than $0.1 million and less than ($0.1) million for the six months ended June 30, 2021 and 2020, respectively. The net change in unrealized gain (loss) from derivative instruments consisted of fair market value adjustments to the interest rate swap and collar. The decline in the net change in unrealized gain for three months ended June 30, 2021 compared to the same period in 2020 was primarily due to the realization of the prior value of the instrument and changes in expectations of the future interest rate environment.

Net increase in net assets resulting from operations for the three months ended June 30, 2021 and 2020, was $7.4 million and $9.4 million, respectively. On a per share basis, the net increase in net assets resulting from operations for the three months ended June 30, 2021 and 2020 was $74.23 and $94.36, respectively.

Net increase in net assets resulting from operations for the six months ended June 30, 2021 and 2020, was $17.7 million and $6.3 million, respectively. On a per share basis, the net increase in net assets resulting from operations for the six months ended June 30, 2021 and 2020 was $176.62 and $63.20, respectively.

Liquidity and Capital Resources – June 30, 2021 and December 31, 2020

The Fund is owned entirely by the Company. The Company is expected, but not required, to make further contributions to the capital of the Fund to the extent of the Company’s members’ capital commitment to the Company and excess cash balances of the Company. Total capital contributed to the Fund was $352.1 million as of June 30, 2021 and December 31, 2020. As of both June 30, 2021 and December 31, 2020, the Company had subscriptions for capital in the amount of $423.6 million, of which $415.2 million had been called. The remaining $8.5 million has expired and can no longer be called. Per the operating agreement between the Company’s managing member and members of the Company, only 10% of committed capital may be recalled effective March 31, 2021. As a result, the Company has made $42.4 million in recallable distributions to its investors.

The change in cash for the six months ended June 30, 2021 and 2020 was as follows:

	For the Six Months Ended June 30, 2021	For the Six Months Ended June 30, 2020
Net cash provided by operating activities	$87,236,697	$24,490,481
Net cash used in financing activities	(91,125,271)	(34,555,589)
Net decrease in cash and cash equivalents	$(3,888,574)	$(10,065,108)

As of June 30, 2021 and December 31, 2020, 4.3% and 5.5%, respectively, of the Fund’s net assets consisted of cash and cash equivalents.

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

The Fund further reduced the debt facility in the ordinary course of business and the debt facility commitment as of June 30, 2021 was $110.0 million. On July 14, 2021 the Fund notified its lenders of its intention to permanently reduce its aggregate commitments to $95.0 million effective July 21, 2021 (as described in Note 12. Subsequent Events).

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

As of June 30, 2021, $87.5 million was outstanding under the facility.

For the six months ended June 30, 2021, the Fund invested its assets in venture loans. Amounts disbursed under the Fund’s loan commitments were $1.5 million for the six months ended June 30, 2021. Net loan amounts outstanding after amortization and valuation adjustments decreased by $70.3 million for the same period. Unexpired unfunded commitments totaled approximately $5.1 million as of June 30, 2021.

As of	Cumulative Amount Disbursed	Principal Reductions and Fair Market Adjustments	Balance Outstanding - Fair Value	Unexpired Unfunded Commitments
June 30, 2021	$937.9 million	$743.6 millon	$194.3 million	$5.1 million
December 31, 2020	$936.3 million	$671.7 million	$264.6 million	$22.3 million

The following tables show the unexpired unfunded commitments by portfolio company as of June 30, 2021 and December 31, 2020.

Borrower	Industry	Unexpired Unfunded Commitment as of June 30, 2021	Expiration Date
eXo Imaging, Inc.	Medical Devices	$2,000,000	09/30/2021
GoForward, Inc.	Other Healthcare	3,125,000	07/31/2021
Total		$5,125,000

Borrower	Industry	Unexpired Unfunded Commitment as of December 31, 2020	Expiration Date
Aclima, Inc.	Other Technology	$2,000,000	03/31/2021
eXo Imaging, Inc.	Medical Devices	2,000,000	09/30/2021
Fetch Robotics, Inc.	Computers & Storage	2,500,000	06/30/2021
Invoice2Go, Inc.	Software	13,000,000	03/31/2021
Lukla, Inc.	Internet	500,000	01/31/2021
Reciprocity, Inc.	Software	1,950,000	01/31/2021
Residently USA, LLC	Internet	375,000	03/31/2021
Total		$22,325,000

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

As of June 30, 2021, the Fund had a cash balance of $4.9 million and approximately $108.1 million in scheduled loan receivable payments over the next twelve months. Additionally, the Fund has access to the Company’s recallable distributions of $42.4 million and the unused portion of the revolving credit facility. Together, these amounts are sufficient to meet the current commitment backlog and operational expenses of the Fund over the next year.

The Fund is permitted to borrow in any amounts so long as its asset coverage ratio, as defined in the 1940 Act, is at least 200% after giving effect to such borrowings. As of June 30, 2021 and December 31, 2020, the Fund’s asset coverage ratio was 229% and 238%, respectively.

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

The Fund’s exposure to interest rate sensitivity is regularly monitored and analyzed by measuring the characteristics of assets and liabilities. The Fund utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates. At June 30, 2021, the outstanding debt balance was $87.5 million at a floating interest rate based on the daily 1-month LIBOR rate, for which the Fund has a derivative instrument in place with a cap interest rate of 1.00% on $42.0 million of the notional principal amount and a floor of 0.215%.
Because all of the Fund’s loans impose a fixed interest rate upon funding, changes in short-term interest rates will not directly affect interest income associated with the loan portfolio as of June 30, 2021. However, those changes could have the potential to change the Fund’s ability to originate loan commitments, acquire and renew bank facilities, and engage in other investment activities. Further, changes in short-term interest rates could also affect interest rate expense, realized gain from investments and interest on the Fund’s short-term investments.
Based on the Fund’s Condensed Statements of Assets and Liabilities as of June 30, 2021, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in investments, borrowings, cash balances and derivative instruments.

Effect of Interest Rate Change By	Other Interest and Other Income (Loss)	Gain (Loss) from Interest Rate Collar	Interest Income (Expense)	Total Loss
(0.50)%	$(24,314)	$(210,000)	$87,500	$(146,814)
1%	$48,628	$90,300	$(875,000)	$(736,072)
2%	$97,256	$510,300	$(1,750,000)	$(1,142,444)
3%	$145,885	$930,300	$(2,625,000)	$(1,548,815)
4%	$194,513	$1,350,300	$(3,500,000)	$(1,955,187)
5%	$243,141	$1,770,300	$(4,375,000)	$(2,361,559)
Additionally, a change in the interest rate may affect the fair value of the derivative instruments and effect Net change in unrealized gain (loss) from derivative instruments. The amount of any such effect will be contingent upon market expectations for future interest rate changes. Any increases in expected future rates will increase the fair value of the derivative instruments while any rate decreases will decrease the fair value.
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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures:

At the end of the period covered by this report, the Fund carried out an evaluation under the supervision and with the participation of its Chief Executive Officer and Vice President of Finance, of the effectiveness of the design and operation of the Fund’s disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934 (“Exchange Act”). Based upon this evaluation, the Chief Executive Officer and Vice President of Finance have concluded that the Fund’s disclosure controls and procedures were effective as of the end of the period in ensuring that information required to be disclosed was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and in providing reasonable assurance that information required to be disclosed by the Fund in such reports is accumulated and communicated to the Fund’s management, including its Chief Executive Officer and Vice President of Finance, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Controls:

There have not been any changes in the Fund’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the Fund’s fiscal quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

VENTURE LENDING & LEASING VIII, INC.
(Registrant)

By:	/s/ Maurice C. Werdegar	By:	/s/ Jared S. Thear
Maurice C. Werdegar		Jared S. Thear
Chief Executive Officer		Chief Financial Officer
(Principal Executive Officer)		(Principal Financial Officer)
Date:	August 12, 2021	Date:	August 12, 2021