Form 10-Q
period 2021-09-30
Venture Lending & Leasing VIII, Inc.
filed 2021-11-12
CIK 1642862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]  No [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 12, 2021
Common Stock, $0.001 par value	100,000

VENTURE LENDING & LEASING VIII, INC.
INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Statements of Assets and Liabilities (Unaudited)
As of September 30, 2021 and December 31, 2020

Condensed Statements of Operations (Unaudited)
For the three and nine months ended September 30, 2021 and 2020

Condensed Statements of Changes in Net Assets (Unaudited)
For the three and nine months ended September 30, 2021 and 2020

Condensed Statements of Cash Flows (Unaudited)
For the nine months ended September 30, 2021 and 2020

Condensed Schedules of Investments (Unaudited)
As of September 30, 2021 and December 31, 2020

Condensed Schedules of Derivative Instruments (Unaudited)
As of September 30, 2021 and December 31, 2020

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

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VENTURE LENDING & LEASING VIII, INC.

CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
AS OF SEPTEMBER 30, 2021 AND DECEMBER 31, 2020

	September 30, 2021	December 31, 2020
ASSETS
Loans, at estimated fair value
(cost of $153,244,530 and $288,221,039)	$133,072,903	$264,629,798
Cash and cash equivalents	17,007,975	8,751,396
Dividend and interest receivables	1,672,929	3,241,010
Other assets	1,446,031	1,633,669
Total assets	153,199,838	278,255,873

LIABILITIES
Borrowings under debt facility	60,000,000	115,500,000
Accrued management fees	957,499	1,739,099
Derivative liability	31,342	61,242
Accounts payable and other accrued liabilities	412,385	1,221,648
Total liabilities	61,401,226	118,521,989

NET ASSETS	$91,798,612	$159,733,884

Analysis of Net Assets:

Capital paid in on shares of capital stock	$356,075,000	$352,075,000
Total distributable losses	(264,276,388)	(192,341,116)
Net assets (equivalent to $917.99 and $1,597.34 per share based on 100,000 shares of capital stock outstanding - See Note 5 and Note 11)	$91,798,612	$159,733,884

Commitments & Contingent Liabilities:
Unexpired unfunded commitments (See Note 10)	$—	$22,325,000

See notes to condensed financial statements (unaudited).

VENTURE LENDING & LEASING VIII, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

	For the Three Months Ended September 30, 2021	For the Three Months Ended September 30, 2020	For the Nine Months Ended September 30, 2021	For the Nine Months Ended September 30, 2020

INVESTMENT INCOME:
Interest on loans	$11,689,159	$16,375,162	$30,749,728	$45,411,658
Other interest and other income	493	1,569	1,304	531,529
Total investment income	11,689,652	16,376,731	30,751,032	45,943,187

EXPENSES:
Management fees	957,499	1,867,884	3,775,126	6,427,089
Interest expense	713,390	1,320,023	2,548,283	4,909,200
Banking and professional fees	212,199	214,639	1,015,795	467,936
Other operating expenses	58,986	63,647	118,789	159,402
Total expenses	1,942,074	3,466,193	7,457,993	11,963,627
Net investment income	9,747,578	12,910,538	23,293,039	33,979,560

Net realized gain (loss) from loans	35,689	130,064	(1,807,590)	(851,422)
Net realized loss from derivative instruments	(13,069)	(354,659)	(38,340)	(910,248)
Net change in unrealized gain (loss) from loans	(2,545,280)	(3,379,357)	3,419,613	(16,585,221)
Net change in unrealized gain from derivative instruments	10,009	265,437	29,900	259,198
Net realized and change in unrealized gain (loss) from loans and derivative instruments	(2,512,651)	(3,338,515)	1,603,583	(18,087,693)
Net increase in net assets resulting from operations	$7,234,927	$9,572,023	$24,896,622	$15,891,867

Amounts per common share:
Net increase in net assets resulting from operations per share	$72.35	$95.72	$248.97	$158.92
Weighted average shares outstanding	100,000	100,000	100,000	100,000

See notes to condensed financial statements (unaudited).

VENTURE LENDING & LEASING VIII, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

	Common stock
	Shares	Par value	Additional paid-in capital	Total distributable earnings (loss)	Net assets
Balance at June 30, 2020	100,000	$100	$345,074,900	$(145,825,182)	$199,249,818
Net increase in net assets resulting from operations	—	—	—	9,572,023	9,572,023
Distributions to shareholder	—	—	—	(36,908,883)	(36,908,883)
Contributions from shareholder	—	—	7,000,000	—	7,000,000

Balance at September 30, 2020	100,000	$100	$352,074,900	$(173,162,042)	$178,912,958

Balance at June 30, 2021	100,000	$100	$352,074,900	$(238,499,325)	$113,575,675
Net increase in net assets resulting from operations	—	—	—	7,234,927	7,234,927
Distributions to shareholder	—	—	—	(33,011,990)	(33,011,990)
Contributions from shareholder	—	—	4,000,000	—	4,000,000

Balance at September 30, 2021	100,000	$100	$356,074,900	$(264,276,388)	$91,798,612

Balance at December 31, 2019	100,000	$100	$314,574,900	$(107,989,836)	$206,585,164
Net increase in net assets resulting from operations	—	—	—	15,891,867	15,891,867
Distributions to shareholder	—	—	—	(81,064,073)	(81,064,073)
Contributions from shareholder	—	—	37,500,000	—	37,500,000

Balance at September 30, 2020	100,000	$100	$352,074,900	$(173,162,042)	$178,912,958

Balance at December 31, 2020	100,000	$100	$352,074,900	$(192,341,116)	$159,733,884
Net increase in net assets resulting from operations	—	—	—	24,896,622	24,896,622
Distributions to shareholder	—	—	—	(96,831,894)	(96,831,894)
Contributions from shareholder	—	—	4,000,000	—	4,000,000

Balance at September 30, 2021	100,000	$100	$356,074,900	$(264,276,388)	$91,798,612

See notes to condensed financial statements (unaudited).

VENTURE LENDING & LEASING VIII, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2021	September 30, 2020(a)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets resulting from operations	$24,896,622	$15,891,867
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Net realized loss from loans	1,807,590	851,422
Net realized loss from derivative instruments	38,340	910,248
Net change in unrealized (gain) loss from loans	(3,419,613)	16,585,221
Net change in unrealized gain from derivative instruments	(29,900)	(259,198)
Amortization of deferred costs related to borrowing facility	410,435	430,383
Net decrease in dividend and interest receivables	1,568,082	1,062,793
Net increase in other assets	(222,799)	(324,799)
Net decrease in accounts payable, other accrued liabilities and accrued management fees	(1,590,862)	(1,486,718)
Origination of loans	(1,500,000)	(86,675,000)
Principal payments on loans	126,165,761	141,502,742
Accretion of discount on loans	5,933,829	8,473,120
Proceeds from sale of loan	1,425,000	—
Acquisition of equity securities	(87,566)	(4,796,766)
Net cash provided by operating activities	155,394,919	92,165,315
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to shareholder	(95,600,000)	(74,400,000)
Contributions from shareholder	4,000,000	37,500,000
Borrowings under debt facility	34,000,000	62,500,000
Repayments of borrowings under debt facility	(89,500,000)	(124,000,000)
Payments made for derivative instruments	(38,340)	(910,249)
Payment of bank facility fees and costs	—	(1,612,141)
Net cash used in financing activities	(147,138,340)	(100,922,390)
Net increase (decrease) in cash and cash equivalents	8,256,579	(8,757,075)
CASH AND CASH EQUIVALENTS:
Beginning of period	8,751,396	12,569,629
End of period	$17,007,975	$3,812,554
SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE PERIOD:
Interest - Debt facility	$2,278,742	$4,482,117
NON-CASH OPERATING AND FINANCING ACTIVITIES:
Distributions of equity securities to shareholder	$1,231,894	$6,664,073
Receipt of equity securities as repayment of loans	$1,144,328	$1,867,307
(a) Certain prior period information has been disclosed to conform to current presentation

See notes to condensed financial statements (unaudited).

VENTURE LENDING & LEASING VIII, INC.

CONDENSED SCHEDULE OF INVESTMENTS (UNAUDITED)
AS OF SEPTEMBER 30, 2021

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Final Maturity Date

Biotechnology
	Driver Bioengineering, Inc.		Senior Secured	11.0%		$ 631,043	$ 621,945	$ 621,945	6/1/2023
	Driver Bioengineering, Inc.		Senior Secured	11.0%		246,854	227,586	227,586	4/1/2023
	Driver Bioengineering, Inc. Subtotal					877,897	849,531	849,531
	Orpheus Therapeutics, Inc.		Senior Secured	18.0%		178,510	174,288	-	*
	Quartzy, Inc.		Senior Secured	12.0%		1,083,619	1,064,846	1,064,846	5/1/2024
	Quartzy, Inc.		Senior Secured	12.0%		1,112,525	1,091,531	1,091,531	7/1/2024
	Quartzy, Inc.		Senior Secured	12.0%		542,001	500,123	500,123	8/1/2023
	Quartzy, Inc. Subtotal					2,738,145	2,656,500	2,656,500
Biotechnology Total		3.8%				$ 3,794,552	$ 3,680,319	$ 3,506,031

Computers & Storage
	Canary Connect, Inc.		Senior Secured	12.8%		$ 1,574,856	$ 1,547,112	$ 1,547,112	3/1/2023
Computers & Storage Total		1.7%				$ 1,574,856	$ 1,547,112	$ 1,547,112

Internet
	Ainsly, Inc. ** ^		Senior Secured	12.5%		$ 299,041	$ 289,297	$ 289,297	8/1/2022
	Ainsly, Inc. ** ^		Senior Secured	12.5%		203,755	186,151	186,151	9/1/2023
	Ainsly, Inc. ** ^		Senior Secured	12.5%		99,687	99,687	99,687	8/1/2022
	Ainsly, Inc. ** ^ Subtotal					602,483	575,135	575,135
	Bombfell, Inc.		Senior Secured	18.0%		597,384	269,705	-	*
	Daily Muse, Inc.		Senior Secured	11.0%		3,620,277	3,603,633	3,603,633	7/1/2023
	Lenddo International ** ^		Senior Secured	18.0%		795,048	544,703	19,966	*
	Merchbar, Inc.		Senior Secured	11.8%		313,845	304,024	304,024	3/1/2023
	MyPizza Technologies, Inc.		Senior Secured	11.5%		2,398,172	2,375,145	2,375,145	2/1/2024
	MyPizza Technologies, Inc.		Senior Secured	11.5%		4,506,868	4,408,151	4,408,151	12/1/2023
	MyPizza Technologies, Inc. Subtotal					6,905,040	6,783,296	6,783,296
	OneLocal, Inc. ** ^		Senior Secured	12.3%		844,634	790,165	790,165	3/1/2023
	Osix Corporation		Senior Secured	12.3%		11,302	11,061	11,061	12/1/2021
	RenoFi, Inc.		Senior Secured	12.0%		180,788	178,093	178,093	6/1/2023
	RenoFi, Inc.		Senior Secured	12.0%		180,689	172,416	172,416	6/1/2023
	RenoFi, Inc. Subtotal					361,477	350,509	350,509
	Residently USA, LLC ** ^		Senior Secured	12.0%		596,609	556,542	556,542	2/1/2023
	Residently USA, LLC ** ^		Senior Secured	12.0%		338,733	338,733	338,733	12/1/2023
	Residently USA, LLC ** ^ Subtotal					935,342	895,275	895,275
	Serface Care, Inc.		Senior Secured	12.3%		961,139	471,701	4,484	*
	Shadow, PBC		Senior Secured	18.0%		331,399	310,681	-	*
	Stay Alfred, Inc.		Senior Secured	18.0%		10,238,900	8,153,264	1,419,014	*
	Verishop, Inc.		Senior Secured	12.0%		1,933,690	1,870,584	1,870,584	12/1/2023
	Verishop, Inc.		Senior Secured	12.0%		1,934,422	1,913,620	1,913,620	12/1/2023
	Verishop, Inc. Subtotal					3,868,112	3,784,204	3,784,204
Internet Total		20.2%				$ 30,386,382	$ 26,847,356	$ 18,540,766

Medical Devices
	Ablacon, Inc.		Senior Secured	11.0%		$ 1,565,217	$ 1,522,955	$ 1,522,955	3/1/2023
	Ablacon, Inc.		Senior Secured	11.0%		1,565,793	1,550,057	1,550,057	3/1/2023
	Ablacon, Inc. Subtotal					3,131,010	3,073,012	3,073,012
	Anutra Medical, Inc.		Senior Secured	12.0%		116,304	113,875	113,875	10/1/2022

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Final Maturity Date
	CytoVale, Inc.		Senior Secured	12.0%		389,025	374,779	374,779	10/1/2023
	CytoVale, Inc.		Senior Secured	12.0%		167,378	166,394	166,394	7/1/2022
	CytoVale, Inc.		Senior Secured	12.0%		402,793	397,330	397,330	11/1/2023
	CytoVale, Inc.		Senior Secured	12.0%		189,225	188,216	188,216	6/1/2022
	CytoVale, Inc.		Senior Secured	12.0%		128,011	126,136	126,136	3/1/2022
	CytoVale, Inc. Subtotal					1,276,432	1,252,855	1,252,855
	eXo Imaging, Inc.		Senior Secured	11.8%		1,627,407	1,545,563	1,545,563	9/1/2023
	eXo Imaging, Inc.		Senior Secured	11.8%		1,628,861	1,602,983	1,602,983	9/1/2023
	eXo Imaging, Inc. Subtotal					3,256,268	3,148,546	3,148,546
	Medrobotics Corporation, Inc.		Senior Secured	18.0%		10,000,000	8,825,103	1,617,266	*
	RadiAction Ltd. ** ^		Senior Secured	11.5%		256,859	255,666	255,666	4/1/2022
	RadiAction Ltd. ** ^		Senior Secured	11.5%		37,753	37,613	37,613	10/1/2021
	RadiAction Ltd. ** ^ Subtotal					294,612	293,279	293,279
	Renovia, Inc.		Senior Secured	10.5%		6,396,846	5,417,105	5,417,105	1/1/2023
Medical Devices Total		16.3%				$ 24,471,472	$ 22,123,775	$ 14,915,938

Other Healthcare
	GoForward, Inc.		Senior Secured	11.5%		$ 3,092,289	$ 3,028,450	$ 3,028,450	6/1/2024
	GoForward, Inc.		Senior Secured	11.5%		5,080,652	4,822,943	4,822,943	9/1/2023
	GoForward, Inc. Subtotal					8,172,941	7,851,393	7,851,393

	Hello Heart Inc.		Senior Secured	10.8%		56,202	56,135	56,135	10/1/2021
	Hello Heart Inc.		Senior Secured	11.0%		654,825	647,193	647,193	11/1/2023
	Hello Heart Inc.		Senior Secured	11.0%		658,124	651,843	651,843	4/1/2023
	Hello Heart Inc.		Senior Secured	11.0%		822,423	797,955	797,955	4/1/2023
	Hello Heart Inc. Subtotal					2,191,574	2,153,126	2,153,126
	HumanAPI, Inc.		Senior Secured	11.8%		1,239,409	1,200,472	1,200,472	7/1/2023
	Myolex, Inc.		Senior Secured	18.0%		762,531	726,537	-	*
	Robin Care, Inc.		Senior Secured	18.0%		319,275	308,844	67,441	*
	SchoolCare, Inc.		Senior Secured	11.8%		489,975	485,876	485,876	7/1/2022
	Therapydia, Inc.		Senior Secured	11.5%		136,143	134,786	134,786	12/1/2022
	Therapydia, Inc.		Senior Secured	11.5%		144,545	143,019	143,019	1/1/2023
	Therapydia, Inc.		Senior Secured	11.5%		101,701	98,985	98,985	8/1/2022
	Therapydia, Inc.		Senior Secured	12.0%	1.7%	68,858	66,171	66,171	3/1/2023
	Therapydia, Inc.		Senior Secured	12.5%	1.7%	78,815	78,815	78,815	6/1/2023
	Therapydia, Inc. Subtotal					530,062	521,776	521,776
Other Healthcare Total		13.4%				$ 13,705,767	$ 13,248,024	$ 12,280,084

Other Technology
	Abiquo Group, Inc. ** ^		Senior Secured	12.0%		$ 54,713	$ 53,294	$ 53,294	*
	Aclima, Inc.		Senior Secured	11.9%		242,946	229,730	229,730	4/1/2022
	Aclima, Inc.		Senior Secured	12.0%		1,688,781	1,539,856	1,539,856	10/1/2023
	Aclima, Inc. Subtotal					1,931,727	1,769,586	1,769,586
	Antitoxin Technologies Inc. ** ^		Senior Secured	11.5%		215,156	209,022	209,022	9/1/2022
	ATeam Army, Inc.		Senior Secured	12.0%		825,393	797,681	797,681	4/1/2023
	Beanfields, PBC		Senior Secured	12.5%		1,033,620	1,007,928	1,007,928	3/1/2023
	Brightside Benefit, Inc.		Senior Secured	12.4%		539,857	535,131	535,131	3/1/2023
	Brightside Benefit, Inc.		Senior Secured	12.1%		277,586	270,960	270,960	9/1/2022
	Brightside Benefit, Inc. Subtotal					817,443	806,091	806,091
	BW Industries, Inc.		Senior Secured	11.8%		1,273,812	1,207,030	1,207,030	5/1/2023
	BW Industries, Inc.		Senior Secured	11.8%		1,331,009	1,314,828	1,314,828	6/1/2023
	BW Industries, Inc. Subtotal					2,604,821	2,521,858	2,521,858

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Final Maturity Date
	Consumer Physics, Inc. ** ^		Senior Secured	11.0%		117,464	116,797	116,797	12/1/2021
	Eguana Technologies, Inc. ** ^		Senior Secured	12.5%		225,149	221,551	221,551	2/1/2022
	Fitplan, Inc. ** ^		Senior Secured	12.5%		1,108,075	887,976	887,976	11/1/2023
	Flo Water, Inc.		Senior Secured	11.8%		1,546,991	1,490,040	1,490,040	12/1/2023
	Heartwork, Inc.		Senior Secured	18.0%		379,462	371,981	20,443	*
	Higher Ground Education, Inc.		Senior Secured	12.5%		1,303,281	1,266,823	1,266,823	1/1/2023
	Higher Ground Education, Inc.		Senior Secured	12.5%		914,709	905,656	905,656	4/1/2023
	Higher Ground Education, Inc.		Senior Secured	12.5%		319,355	315,991	315,991	5/1/2023
	Higher Ground Education, Inc.		Senior Secured	12.5%		361,764	357,519	357,519	8/1/2023
	Higher Ground Education, Inc. Subtotal					2,899,109	2,845,989	2,845,989
	Hint, Inc.		Senior Secured	12.0%		3,956,602	3,685,824	3,685,824	6/1/2023
	Jiko Group, Inc.		Senior Secured	12.0%		2,530,820	2,453,490	2,453,490	6/1/2023
	Lambda School, Inc.		Senior Secured	11.3%		3,760,515	3,626,223	3,626,223	7/1/2023
	Lambda School, Inc.		Senior Secured	11.3%		1,957,007	1,957,007	1,957,007	8/1/2023
	Lambda School, Inc. Subtotal					5,717,522	5,583,230	5,583,230
	Make School, Inc.		Senior Secured	11.3%		79,946	69,065	17,527	*
	Merlin Labs, Inc.		Senior Secured	11.0%		140,450	139,165	139,165	1/1/2023
	Merlin Labs, Inc.		Senior Secured	11.0%		162,989	160,649	160,649	6/1/2022
	Merlin Labs, Inc. Subtotal					303,439	299,814	299,814
	Neuehouse, LLC		Senior Secured	12.0%		1,750,000	1,292,765	2,223,816	*
	NewGlobe Schools, Inc. ** ^		Senior Secured	12.5%		1,594,079	1,568,939	1,568,939	8/1/2022
	NewGlobe Schools, Inc. ** ^		Senior Secured	12.5%		2,745,261	2,664,140	2,664,140	8/1/2023
	NewGlobe Schools, Inc. ** ^ Subtotal					4,339,340	4,233,079	4,233,079
	Noteleaf, Inc.		Senior Secured	18.0%		2,277,124	1,876,761	340,511	*
	Opya, Inc.		Senior Secured	12.0%		891,374	873,117	873,117	11/1/2023
	Percepto, Inc.		Senior Secured	12.2%		1,078,015	1,044,310	1,044,310	4/1/2023
	Plae Co.		Senior Secured	2.7%		667,500	33,375	33,375	*
	Plant Prefab, Inc.		Senior Secured	11.0%		499,053	486,902	486,902	8/1/2022
	Platform Science, Inc.		Senior Secured	12.0%		232,589	229,186	229,186	2/1/2022
	Plethora, Inc.		Senior Secured	11.2%		1,805,608	1,748,348	1,748,348	7/1/2022
	Romaine Empire, Inc.		Senior Secured	12.3%		4,395,237	4,248,900	4,248,900	9/1/2023
	Saltbox, Inc.		Senior Secured	12.3%		310,045	301,947	301,947	6/1/2023
	SMS OPCO LLC		Senior Secured	8.0%		34,625	15,875	15,875	*
	Sustainable Living Partners, LLC		Senior Secured	12.5%		3,366,247	3,093,660	3,093,660	8/1/2023
	UniEnergy Technologies LLC		Senior Secured	18.0%		1,120,954	1,078,852	801,943	*
	Veev Group, Inc.		Senior Secured	12.5%		113,292	112,607	112,607	12/1/2021
	Veev Group, Inc.		Senior Secured	12.5%		904,219	843,462	843,462	6/1/2023
	Veev Group, Inc.		Senior Secured	12.5%		2,713,229	2,682,160	2,682,160	6/1/2023
	Veev Group, Inc. Subtotal					3,730,740	3,638,229	3,638,229
	Velo Holdings Limited		Senior Secured	12.0%		2,471,720	2,029,794	1,433,932	*
	Welcome Tech, Inc.		Senior Secured	10.5%		263,714	256,175	256,175	5/1/2022
	Wheels Labs, Inc.		Senior Secured	12.0%		2,411,272	2,298,078	2,298,078	6/1/2023
	Wine Plum, Inc.		Senior Secured	12.5%		432,755	424,735	424,735	9/1/2022
Other Technology Total		57.2%				$ 58,425,364	$ 54,395,305	$ 52,514,259

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Final Maturity Date
Security
	Karamba Security Ltd. ** ^		Senior Secured	12.0%		$ 492,149	$ 478,410	$ 478,410	6/1/2022
	Nok Nok Labs, Inc.		Senior Secured	12.5%		282,619	280,701	280,701	6/1/2022
Security Total		0.8%				$ 774,768	$ 759,111	$ 759,111

Semiconductors & Equipment
	ETA Compute, Inc.		Senior Secured	12.0%		$ 113,308	$ 112,808	$ 112,808	11/1/2021
Semiconductors & Equipment Total		0.1%				$ 113,308	$ 112,808	$ 112,808

Software
	Blockdaemon, Inc.		Senior Secured	11.3%		$ 81,664	$ 80,626	$ 80,626	6/1/2022
	Bloomboard, Inc.		Senior Secured	11.5%		2,542,024	1,006,279	1,006,279	*
	Censia Inc.		Senior Secured	11.0%		462,408	451,357	451,357	10/1/2022
	Cloudleaf, Inc.		Senior Secured	12.0%		1,083,991	1,036,483	1,036,483	8/1/2023
	Cloudleaf, Inc.		Senior Secured	12.0%		741,823	731,193	731,193	9/1/2024
	Cloudleaf, Inc. Subtotal					1,825,814	1,767,676	1,767,676
	Dynamics, Inc.		Senior Secured	12.5%		722,729	712,235	712,235	2/1/2022
	Eskalera, Inc.		Senior Secured	10.5%		624,919	613,012	613,012	3/1/2023
	Estify, Inc.		Senior Secured	18.0%		842,819	664,720	24,317	*
	Fortress IQ, Inc.		Senior Secured	11.3%		48,124	47,922	47,922	11/1/2021
	ICX Media, Inc.		Senior Secured	12.5%		762,829	651,140	528,348	*
	Ipolipo, Inc.		Senior Secured	12.0%		747,313	706,749	706,749	9/1/2022
	Medable, Inc.		Senior Secured	12.0%		1,192,669	1,150,819	1,150,819	2/1/2023
	Medable, Inc.		Senior Secured	12.0%		596,411	591,130	591,130	2/1/2023
	Medable, Inc. Subtotal					1,789,080	1,741,949	1,741,949
	Metarail, Inc.		Senior Secured	12.0%		709,588	700,656	246,286	*
	Metawave Corporation		Senior Secured	12.0%		334,707	330,675	330,675	7/1/2022
	Migo Money, Inc. ** ^		Senior Secured	12.5%		111,528	111,528	111,528	3/1/2022
	Migo Money, Inc. ** ^		Senior Secured	12.3%		84,744	83,884	83,884	12/1/2021
	Migo Money, Inc. ** ^ Subtotal					196,272	195,412	195,412
	OrderGroove, Inc.		Senior Secured	12.0%		4,407,324	4,187,290	4,187,290	4/1/2024
	Safe Securities Inc.		Senior Secured	12.0%		298,231	286,467	286,467	2/1/2023
	Splitwise, Inc.		Senior Secured	12.3%		266,016	260,121	260,121	12/1/2022
	Swivel, Inc.		Senior Secured	12.0%		91,598	89,147	89,147	8/1/2022
	Swivel, Inc.		Senior Secured	12.0%		107,203	107,203	107,203	10/1/2022
	Swivel, Inc. Subtotal					198,801	196,350	196,350
	Truthset, Inc.		Senior Secured	10.5%		258,204	258,204	258,204	5/1/2023
	Truthset, Inc.		Senior Secured	10.5%		222,284	213,657	213,657	2/1/2023
	Truthset, Inc. Subtotal					480,488	471,861	471,861
	Workspot, Inc.		Senior Secured	12.0%		348,881	345,110	345,110	10/1/2022
	Workspot, Inc.		Senior Secured	12.0%		298,100	289,509	289,509	8/1/2022
	Workspot, Inc. Subtotal					646,981	634,619	634,619
Software Total		15.8%				$ 17,988,131	$ 15,707,116	$ 14,489,551

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Final Maturity Date
Technology Services
	Blazent, Inc.		Senior Secured	12.0%		$ 1,037,533	$ 455,997	$ 277,283	*
	Klar Holdings Limited ** ^		Senior Secured	14.2%	4.0%	193,445	186,034	186,034	7/1/2023
	Klar Holdings Limited ** ^		Senior Secured	12.5%		116,618	105,857	105,857	10/1/2022
	Klar Holdings Limited ** ^ Subtotal					310,063	291,891	291,891
	Liftit, Inc. ** ^		Senior Secured	12.0%		198,667	193,153	193,153	8/1/2022
	Liftit, Inc. ** ^		Senior Secured	12.0%		232,531	230,699	230,699	10/1/2022
	Liftit, Inc. ** ^ Subtotal					431,198	423,852	423,852
	Loansnap Holdings Inc. **		Senior Secured	11.0%		1,454,669	1,404,065	1,404,065	12/1/2022
	Zeel Networks, Inc.		Senior Secured	11.0%		2,490,034	2,454,391	2,216,744	6/1/2024
Technology Services Total		5.0%				$ 5,723,497	$ 5,030,196	$ 4,613,835

Wireless
	AirVine Scientific, Inc.		Senior Secured	12.0%		$ 53,974	$ 53,362	$ 53,362	9/1/2022
	AirVine Scientific, Inc.		Senior Secured	12.0%		53,936	52,531	52,531	9/1/2022
	AirVine Scientific, Inc. Subtotal					107,910	105,893	105,893
	Parallel Wireless, Inc.		Senior Secured	11.8%		2,546,154	2,518,066	2,518,066	8/1/2023
	Parallel Wireless, Inc.		Senior Secured	11.8%		4,693,306	4,555,394	4,555,394	6/1/2023
	Parallel Wireless, Inc.		Senior Secured	11.8%		2,644,537	2,614,055	2,614,055	9/1/2023
	Parallel Wireless, Inc. Subtotal					9,883,997	9,687,515	9,687,515
Wireless Total		10.7%				$ 9,991,907	$ 9,793,408	$ 9,793,408
Grand Total		145.0%				$ 166,950,004	$ 153,244,530	$ 133,072,903

* As of September 30, 2021, loans with a cost basis of $30.1 million and a fair value of $10.2 million were classified as non-accrual. These loans have been accelerated from their original maturity and are due in their entirety. During the period for which these loans have been on non-accrual status, no interest income has been recognized.

** Indicates assets that the Fund deems “non-qualifying assets.” As of September 30, 2021, 7.4% of the Fund’s total assets represented non-qualifying assets. Under Section 55(a) of the 1940 Act, the Fund is prohibited from acquiring any additional non-qualifying assets unless, at the time of acquisition, certain specified qualifying assets (e.g., securities issued by an “eligible portfolio company, ” as defined in Section 2(a)(46)) represent at least 70% of its total assets. As part of this calculation, the numerator consists of the fair value of the Fund’s investments in all eligible portfolio companies and the denominator consists of total assets less those assets described in Section 55(a)(7) of the 1940 Act.

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
    As of September 30, 2021, all loans were made to non-affiliates.

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

VENTURE LENDING & LEASING VIII, INC.

CONDENSED SCHEDULES OF DERIVATIVE INSTRUMENTS (UNAUDITED)
AS OF SEPTEMBER 30, 2021 AND DECEMBER 31, 2020

			AS OF SEPTEMBER 30, 2021
Description and terms of payments to be received from another party	Description and terms of payments to be paid to another party	Counterparty	Maturity Date	Notional Amount	Fair Value	Upfront payments / receipts	Unrealized appreciation / (depreciation) (a)

Interest Rate Collar

Floating interest rate of USD-LIBOR-BBA with cap rate of 1.00% to be received monthly	Floating interest rate of USD-LIBOR-BBA with floor interest rate 0.215%, to be paid monthly	MUFG Union Bank, N.A.	1/11/2023	$36,000,000	$(31,342)	$—	$(31,342)

Total				$36,000,000	$(31,342)	$—	$(31,342)

			AS OF DECEMBER 31, 2020
Description and terms of payments to be received from another party	Description and terms of payments to be paid to another party	Counterparty	Maturity Date	Notional Amount	Fair Value	Upfront payments / receipts	Unrealized appreciation / (depreciation) (a)

Interest Rate Swap and Floor

Floating interest rate of USD-LIBOR-BBA with cap rate of 1.00% to be received monthly	Floating interest rate of USD-LIBOR-BBA with floor interest rate 0.215%, to be paid monthly	MUFG Union Bank, N.A.	1/11/2023	$65,000,000	$(61,242)	$—	$(61,242)

Total				$65,000,000	$(61,242)	$—	$(61,242)

(a) The unrealized appreciation/(depreciation) was determined using prices or valuation based on observable inputs other than quoted price in active markets for identical assets and liabilities. See "Note 3. Fair Value Disclosures" for more information.

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
In the Manager’s opinion, the accompanying condensed interim financial statements (hereafter referred to as “financial statements”) include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of what the results would be for a full year. These financial statements should be read in conjunction with the financial statements and the notes included in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2020.
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

Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand and money market mutual funds with maturities of 90 days or less. Money market mutual funds held as cash equivalents are valued at their most recently traded net asset value. Within cash and cash equivalents, as of September 30, 2021, the Fund held 6,258,422 units in the First American Government Obligations Fund valued at $1 per unit at a yield of 0.02% and cash totaling $10,749,553, which together represented 18.53% of the net assets of the Fund. Within cash and cash equivalents, as of December 31, 2020, the Fund held 8,751,396 units in the Blackrock Treasury Trust Institutional Fund valued at $1 per unit at a yield of 0.02%, which represented 5.48% of the net assets of the Fund.
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

As of September 30, 2021 and December 31, 2020, the financial statements included nonmarketable investments of $133.1 million and $264.6 million, respectively, (or 86.9% and 95.1% of the total assets, respectively), with the fair values determined by the Manager in the absence of readily determinable market values. Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Below is the information used by the Manager in making these estimates.

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
As of September 30, 2021, loans with a cost basis of $30.1 million and a fair value of $10.2 million were classified as non-accrual. As of December 31, 2020, loans with a cost basis of $37.3 million and a fair value of $16.2 million were classified as non-accrual.

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

The remaining expected lives of warrants are based on historical experience of the average life of the warrants, as warrants are often exercised in the event of acquisitions, mergers, or initial public offerings, and terminated due to events such as bankruptcies, restructuring activities, or additional financings. These events cause the expected term to be less than the remaining contractual term of the warrants. As of September 30, 2021 and December 31, 2020, the Fund assumed the average duration of a warrant was 4.0 years. The effect of a hypothetical increase in the estimated initial term of the warrants used in the modified Black-Scholes option pricing model would have the effect of increasing the fair value of the warrants. However, the estimated initial term of the warrants is one factor, of many, used in the valuation of warrants, and by itself does not have a significant impact on the result of operations.

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

3. FAIR VALUE DISCLOSURES
The Fund provides asset-based financing primarily to start-up and emerging growth venture-backed companies pursuant to commitments whereby the Fund agrees to finance assets and provide working or growth capital up to a specified amount for the term of the commitment, upon the terms and subject to the conditions specified by such commitment. Even though these loans are generally secured by the assets of the borrowers, the Fund in most cases is subject to the credit risk of such companies. As of September 30, 2021, the Fund’s investments in loans were primarily to companies based within the United States and were diversified among borrowers in the industry segments shown in the Condensed Schedules of Investments. All loans are senior to unsecured creditors and other secured creditors, unless as indicated in the Condensed Schedules of Investments.

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

The tables below show the weighted-average interest rate of the performing loans and all loans.

Performing Loans	For the Three Months Ended September 30, 2021	For the Three Months Ended September 30, 2020
Weighted-Average Interest Rate - Cash	24.81%	17.04%
Weighted-Average Interest Rate- Non-Cash	5.66%	3.82%
Weighted-Average Interest Rate	30.47%	20.86%

All Loans	For the Three Months Ended September 30, 2021	For the Three Months Ended September 30, 2020
Weighted-Average Interest Rate - Cash	22.92%	16.37%
Weighted-Average Interest Rate- Non-Cash	5.23%	3.64%
Weighted-Average Interest Rate	28.15%	20.01%

Performing Loans	For the Nine Months Ended September 30, 2021	For the Nine Months Ended September 30, 2020
Weighted-Average Interest Rate - Cash	16.30%	14.66%
Weighted-Average Interest Rate- Non-Cash	4.01%	3.38%
Weighted-Average Interest Rate	20.31%	18.04%

All Loans	For the Nine Months Ended September 30, 2021	For the Nine Months Ended September 30, 2020
Weighted-Average Interest Rate - Cash	15.66%	14.15%
Weighted-Average Interest Rate- Non-Cash	3.74%	3.25%
Weighted-Average Interest Rate	19.40%	17.40%

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

All loans as of September 30, 2021 and December 31, 2020 were pledged as collateral for the debt facility, and the Fund’s borrowings are generally collateralized by all assets of the Fund. As of September 30, 2021 and December 31, 2020, the Fund had unexpired unfunded commitments to borrowers of $0 and $22.3 million, respectively.
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

Transfers of investments between levels of the fair value hierarchy are recorded on the actual date of the event or change in circumstances that caused the transfer. There were no transfers in and out of Level 1, 2, or 3 during the nine months ended September 30, 2021 and 2020.

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

The following tables provide quantitative information about the Fund’s Level 3 fair value measurements of the Fund’s investments by industry as of September 30, 2021 and December 31, 2020. In addition to the techniques and inputs noted in the tables below, the Fund may also use other valuation techniques and methodologies when determining its fair value measurements.

Investment Type - Level 3
Loan Investments	Fair Values at September 30, 2021	Valuation Techniques / Methodologies	Unobservable Inputs	Weighted Averages (a) / Amounts or Ranges

Biotechnology	$3,506,031	Hypothetical market analysis	Hypothetical market coupon rate	15% (15% - 15%)
		Income approach	Expected amount and timing of cash flow payments	$0*
			Discount Rate	0%*

Computers and Storage	1,547,112	Hypothetical market analysis	Hypothetical market coupon rate	15% (15%)

Internet	18,540,766	Hypothetical market analysis	Hypothetical market coupon rate	14% (11% - 25%)
		Income approach	Expected amount and timing of cash flow payments	$2,955,579 ($0 - $3,004,702)
			Discount rate	0% (0% - 1%)

Medical Devices	14,915,938	Hypothetical market analysis	Hypothetical market coupon rate	22% (13% - 33%)
		Income approach	Expected amount and timing of cash flow payments	$2,500,000*
			Discount rate	1%*

Other Healthcare	12,280,084	Hypothetical market analysis	Hypothetical market coupon rate	15% (13% - 15%)
		Income approach	Expected amount and timing of cash flow payments	$338,405 ($0 - $338,405)
			Discount rate	0% (0%)

Other Technology	52,514,259	Hypothetical market analysis	Hypothetical market coupon rate	17% (14% - 34%)
		Income approach	Expected amount and timing of cash flow payments	$2,131,679 ($0 - $2,787,929)
			Discount rate	1% (0% - 1%)

Security	759,111	Hypothetical market analysis	Hypothetical market coupon rate	17% (14% - 19%)

Investment Type - Level 3
Loan Investments	Fair Values at September 30, 2021	Valuation Techniques / Methodologies	Unobservable Inputs	Weighted Averages (a) / Amounts or Ranges
Semiconductors and Equipment	112,808	Hypothetical market analysis	Hypothetical market coupon rate	16%*

Software	14,489,551	Hypothetical market analysis	Hypothetical market coupon rate	16% (13% - 23%)
		Income approach	Expected amount and timing of cash flow payments	$1,836,434 ($0 - $2,779,790)
			Discount rate	1% (0% - 1%)

Technology Services	4,613,835	Hypothetical market analysis	Hypothetical market coupon rate	14% (12% - 23%)
		Income approach	Expected amount and timing of cash flow payments	$2,815,314 ($109,805 - $3,068,557)
			Discount rate	1% (0% - 1%)

Wireless	9,793,408	Hypothetical market analysis	Hypothetical market coupon rate	14% (14% - 16%)
Total Loan investments	$133,072,903

(a)The weighted average hypothetical market coupon rates were calculated using the fair value of the loans.
* There is only one loan within the industry.

Investment Type - Level 3
Loan Investments	Fair Values at December 31, 2020	Valuation Techniques / Methodologies	Unobservable Inputs	Weighted Averages (a) / Amounts or Ranges

Biotechnology	$6,365,901	Hypothetical market analysis	Hypothetical market coupon rate	15% (14% - 15%)
		Income approach	Expected amount and timing of cash flow payments Discount rate	$0* 0%*

Computers and Storage	9,304,146	Hypothetical market analysis	Hypothetical market coupon rate	14% (14% - 15%)

Internet	29,138,188	Hypothetical market analysis	Hypothetical market coupon rate	15% (12% - 25%)
		Income approach	Expected amount and timing of cash flow payments	$1,794,082 ($7,500 - $2,712,777)
			Discount rate	1% (0% - 1% )

Medical Devices	21,600,716	Hypothetical market analysis	Hypothetical market coupon rate	16% (13% - 18%)
		Income approach	Expected amount and timing of cash flow payments	$10,329,931*
			Discount rate	1%*

Other Healthcare	35,042,424	Hypothetical market analysis	Hypothetical market coupon rate	14% (12% - 24%)
		Income approach	Expected amount and timing of cash flow payments	$1,250,945 ($0 - $1,250,945)
			Discount rate	1% (0% - 1%)

Other Technology	96,510,123	Hypothetical market analysis	Hypothetical market coupon rate	16% (12% - 25%)
		Income approach	Expected amount and timing of cash flow payments	$4,127,179 ($0 - $6,715,723)
			Discount rate	1% (0% - 1%)

Security	1,774,812	Hypothetical market analysis	Hypothetical market coupon rate	25% (14% - 99%)

Investment Type - Level 3
Loan Investments	Fair Values at December 31, 2020	Valuation Techniques / Methodologies	Unobservable Inputs	Weighted Averages (a) / Amounts or Ranges
Semiconductors and Equipment	2,785,488	Hypothetical market analysis	Hypothetical market coupon rate	15% (14% - 16%)

Software	35,910,171	Hypothetical market analysis	Hypothetical market coupon rate	16% (13% - 26%)
		Income approach	Expected amount and timing of cash flow payments	$1,891,347 ($208,725 - $2,999,116)
			Discount rate	1% (1% - 2%)

Technology Services	13,526,801	Hypothetical market analysis	Hypothetical market coupon rate	15% (14% - 23%)
		Income approach	Expected amount and timing of cash flow payments	$2,403,939 ($0 - $2,967,108)
			Discount rate	1% (0% - 1%)

Wireless	12,671,028	Hypothetical market analysis	Hypothetical market coupon rate	14% (14% - 16%)
Total loan investments	$264,629,798
(a)The weighted average hypothetical market coupon rates were calculated using the fair value of the loans.
* There is only one loan within the industry.

The following tables present the balances of assets and liabilities as of September 30, 2021 and December 31, 2020 measured at fair value on a recurring basis:

As of September 30, 2021
ASSETS:	Level 1	Level 2	Level 3	Total

Loans*	$—	$—	$133,072,903	$133,072,903
Cash equivalents	6,258,422	—	—	6,258,422
Total assets	$6,258,422	$—	$133,072,903	$139,331,325

LIABILITIES:	Level 1	Level 2	Level 3	Total
Borrowings under debt facility	$—	$60,000,000	$—	$60,000,000
Derivative liability	—	31,342	—	31,342
Total liabilities	$—	$60,031,342	$—	$60,031,342

* For a detailed listing of borrowers comprising this amount, please refer to the Condensed Schedules of Investments.

As of December 31, 2020
ASSETS:	Level 1	Level 2	Level 3	Total
Loans†	$—	$—	$264,629,798	$264,629,798
Cash equivalents	8,751,396	—	—	8,751,396
Total assets	$8,751,396	$—	$264,629,798	$273,381,194

LIABILITIES:	Level 1	Level 2	Level 3	Total
Borrowings under debt facility	$—	$115,500,000	$—	$115,500,000
Derivative liability	—	61,242	—	61,242
Total liabilities	$—	$115,561,242	$—	$115,561,242

† For a detailed listing of borrowers comprising this amount, please refer to the Condensed Schedules of Investments.

The following tables provide a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Three Months Ended September 30, 2021
	Loans	Warrants
Beginning balance	$194,333,211	$—
Acquisitions and originations	—	511,990
Principal reductions	(56,542,961)	—
Proceeds from sale of loan	—	—
Accretion of discount on loans	(2,207,756)	—
Distributions to shareholder	—	(511,990)
Net change in unrealized gain (loss) from loans	(2,545,280)	—
Net realized gain (loss) from loans	35,689	—
Ending balance	$133,072,903	$—
Net change in unrealized gain (loss) from loans relating to loans still held at September 30, 2021	$(2,556,696)

	For the Nine Months Ended September 30, 2021
	Loans	Warrants
Beginning balance	$264,629,798	$—
Acquisitions and originations	1,500,000	1,231,894
Principal reductions	(127,310,089)	—
Proceeds from sale of loan	(1,425,000)	—
Accretion of discount on loans	(5,933,829)	—
Distributions to shareholder	—	(1,231,894)
Net change in unrealized gain (loss) from loans	3,419,613	—
Net realized gain (loss) from loans	(1,807,590)	—
Ending balance	$133,072,903	$—
Net change in unrealized gain (loss) from loans relating to loans still held at September 30, 2021	$(799,159)

	For the Three Months Ended September 30, 2020 (a)
	Loans	Stock	Warrants
Beginning balance	$348,279,528	$—	$—
Acquisitions and originations	11,958,333	130,063	878,820
Principal reductions	(64,656,562)	—	—
Accretion of discounts	(2,980,994)		—
Distributions to shareholder	—	(130,063)	(878,820)
Net change in unrealized gain (loss) from loans	(3,379,357)	—	—
Net realized gain (loss) from loans	130,064	—	—
Ending balance	$289,351,012	$—	$—
Net change in unrealized gain (loss) from loans relating to loans still held at September 30, 2020	$(3,462,396)
(a) Certain prior period information has been disclosed to conform to current presentation.

	For the Nine Months Ended September 30, 2020 (a)
	Loans	Convertible Loan	Stock	Warrants
Beginning balance	$371,955,824	$—	$—	$—
Acquisitions and originations	86,675,000	175,547	139,063	6,349,463
Principal reductions	(143,370,049)	—	—	—
Accretion of discount on loans	(8,473,120)	—	—	—
Distributions to shareholder	—	(175,547)	(139,063)	(6,349,463)
Net change in unrealized gain (loss) from loans	(16,585,221)	—	—	—
Net realized loss from loans	(851,422)	—	—	—
Ending balance	$289,351,012	$—	$—	$—
Net change in unrealized gain (loss) from loans relating to loans still held at September 30, 2020	$(17,188,694)
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

5.    CAPITAL STOCK
As of both September 30, 2021 and December 31, 2020, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding. Total committed capital of the Company, as of both September 30, 2021 and December 31, 2020, was $423.6 million. Total contributed capital to the Company through September 30, 2021 and December 31, 2020 was $415.2 million, of which $356.1 million and $352.1 million were contributed to the Fund, respectively.

The chart below shows the distributions of the Fund for the nine months ended September 30, 2021 and 2020.

	For the Nine Months Ended September 30, 2021	For the Nine Months Ended September 30, 2020
Cash distributions	$95,600,000	$74,400,000
Distributions of equity securities	1,231,894	6,664,073
Total distributions to shareholder	$96,831,894	$81,064,073

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

The Fund further reduced the debt facility in the ordinary course of business and the debt facility commitment as of September 30, 2021 was $70.0 million. On October 21, 2021 the Fund notified its lenders of its intention to permanently reduce its aggregate commitments to $55.0 million effective October 28, 2021 (as described in Note 12. Subsequent Events).

Effective from March 31, 2021, the facility size automatically and permanently reduces on the last business day of each quarter by an amount equal to the 10% multiplied by the facility size as of December 31, 2020, or $15.0 million; provided that from and after January 1, 2021, any optional reductions to the facility will reduce, dollar for dollar, the next scheduled reduction amount.

The Fund is permitted to borrow in any amounts so long as its asset coverage ratio, as defined in the 1940 Act, is at least 200% after giving effect to such borrowings. As of September 30, 2021 and December 31, 2020, the Fund’s asset coverage ratio was 253% and 238%, respectively.

All of the assets of the Fund collateralize borrowings by the Fund. Loans under the facility may be, at the option of the Fund, a Reference Rate Loan, a LIBOR Loan or a LIBOR Market Index Rate Loan. As of September 30, 2021, the Fund’s outstanding borrowings were LIBOR Market Index Rate Loans.

The Fund pays interest on its borrowings and a fee on the unused portion of the facility. Under the Amended Loan Agreement, interest is charged to the Fund based on its borrowings at, pursuant to the election of the Fund, an annual rate of either (i) Reference Rate plus 1.75%, (ii) LIBOR plus 2.75% or (iii) LIBOR Market Index Rate plus
2.75%. When the Fund is using 50% or more of the maximum amount available under the Amended Loan Agreement, the applicable commitment fee is 0.25% of the unused portion of the loan facility; otherwise, the applicable commitment fee is 0.50% of the unused portion. The Fund pays the unused credit line fee quarterly. As of September 30, 2021 and December 31, 2020, $60.0 million and $115.5 million were outstanding under the facility, respectively.

As of September 30, 2021, the LIBOR rate was as follows:

1-Month LIBOR	0.0803%
3-Month LIBOR	0.1301%

Bank fees and other costs of $3.8 million incurred in connection with the acquisition and recent extension of the facility have been capitalized and are amortized to interest expense on a straight-line basis over the expected life of the facility. The Fund incurred $1.6 million in bank fees and other costs stemming from the extension of the facility. As of September 30, 2021 and December 31, 2020, there are remaining unamortized fees and costs of $1.0 million and $1.5 million, respectively. The remaining unamortized fees and costs are amortized over the expected life of the facility, which is expected to terminate on August 26, 2023.
The facility is revolving and as such does not have a specified repayment schedule, although advances are secured by the assets of the Fund and thus repayments will be required as assets decline. The facility contains various covenants including financial covenants related to: (i) minimum debt service coverage ratio, (ii) interest coverage ratio, (iii) maximum loan loss reserves and (iv) unfunded commitment ratio. There are also various restrictive covenants, including limitations on: (i) the incurrence of liens, (ii) consolidations, mergers and asset sales and (iii) capital expenditures. As of both September 30, 2021 and December 31, 2020, Management is not aware of instances of non-compliance with financial covenants.

The following is the summary of the outstanding facility draws as of September 30, 2021:

	Amount	Maturity Date	All-In Interest Rate
LIBOR Market Index Rate Loans	$60,000,000	August 26, 2023	Variable based on 1-month LIBOR Rate
Total Outstanding	$60,000,000

The following is the summary of the outstanding facility draws as of December 31, 2020:

	Amount	Maturity Date	All-In Interest Rate
LIBOR Market Index Rate Loans	$115,500,000	August 26, 2023	Variable based on 1-month LIBOR Rate
Total Outstanding	$115,500,000

7. MANAGEMENT FEE
As compensation for its services to the Fund, for the two-year period that commenced with the first capital closing, which took place on August 8, 2015, the Manager received a management fee (“Management Fee”) computed and paid at the end of each quarter at an annual rate of 2.5% of the Company’s committed equity capital (regardless of when or if the capital was called) as of the last day of each fiscal quarter. Following this two-year period, starting on August 12, 2017, Management Fees are calculated and paid at the end of each quarter at an annual rate of 2.5% of the Fund’s total assets (including amounts derived from borrowed funds) as of the last day of each quarter. Management Fees of $1.0 million and $1.9 million were recognized as expenses for the three months ended September 30, 2021 and 2020, respectively. Management Fees of $3.8 million and $6.4 million were recognized as expenses for the nine months ended September 30, 2021 and 2020, respectively.
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

Interest Rate Collar

On April 6, 2020, the Fund entered into an interest rate collar instrument with MUFG Union Bank, N.A., which terminated on September 11, 2020. On September 11, 2020, the Fund entered into another interest rate collar instrument with a termination date of January 11, 2023. As of September 30, 2021, the aggregate notional principal amount of the interest rate collar was $36.0 million, with a cap of 1.000% and floor of 0.215% on a floating rate based upon a 1-month LIBOR rate. The interest rate collar mitigates the Fund’s exposure to interest rate fluctuations on variable rate index of the debt facility. The collar establishes a range where the Fund pays the counterparty if the 1-Month LIBOR rate falls below the established floor rate, and the counterparty will pay the Fund if the 1-Month LIBOR rate exceeds the established cap rate. The interest rate collar settles monthly and payments to or from the counterparty are recorded to net realized gain (loss) from derivative instruments.

The Fund may adjust the total amount hedged in order to remain in compliance with the hedging requirements of the Fund’s debt facility.

The following tables show the Fund’s derivative instruments at fair value on the Fund’s Condensed Statement of Assets and Liabilities as of September 30, 2021 and December 31, 2020:

	Derivative Liability
Derivative Instruments	September 30, 2021	December 31, 2020
Interest rate collar	$31,342	$61,242

The following table shows the effect of the Fund’s derivative instruments on the Fund’s Condensed Statements of Operations:

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Derivative Instruments	Condensed Statements of Operations Caption	2021	2020	2021	2020
Cancellable interest rate swap and Interest rate swap and floor	Net change in unrealized gain from derivative instruments	$—	$334,351	$—	$347,183
	Net realized loss from derivative instruments	$—	$(335,344)	$—	$(880,664)
Interest rate collar	Net change in unrealized gain from derivative instruments	$10,009	$(68,914)	$29,900	$(87,985)
	Net realized loss from derivative instruments	$(13,069)	$(19,315)	$(38,340)	$(29,584)
9. TAX STATUS
The Fund has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986 (the “Code”) and operates in a manner to qualify for the tax treatment applicable to RICs. Failing to maintain at least 70% of total assets in “qualifying assets” will result in the loss of BDC status, resulting in losing its favorable tax treatment as a RIC. As of September 30, 2021, the Fund has met the BDC and RIC requirements. The Fund elected to be treated for federal income tax purposes as a RIC under the Code with the filing of its federal corporate income tax return for 2016.

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

As of September 30, 2021:

Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Loans	$153,244,530	$931,051	$(21,102,678)	$(20,171,627)
Total	$153,244,530	$931,051	$(21,102,678)	$(20,171,627)

Liability	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Derivative liability	$—	$—	$(31,342)	$(31,342)
Total	$—	$—	$(31,342)	$(31,342)

As of December 31, 2020:

Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Loans	$288,221,039	$17,616	$(23,608,857)	$(23,591,241)
Total	$288,221,039	$17,616	$(23,608,857)	$(23,591,241)

Liability	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Derivative liability	$—	$—	$(61,242)	$(61,242)
Total	$—	$—	$(61,242)	$(61,242)

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

Book and tax basis differences relating to shareholder dividends and distributions and other permanent book and tax differences are reclassified among the Fund’s capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from U.S. GAAP. The determination of the tax attributes of the Fund’s distributions is made annually as of the end of the Fund’s taxable year generally based upon its taxable income for the full taxable year and distributions paid for the full taxable year. As a result, a determination made on a quarterly basis may not be representative of the actual tax attributes of the Fund’s distributions for a full taxable year. As of September 30, 2021 the Fund had determined the tax attributes of its distributions taxable year-to-date to be from its current and accumulated earnings and profits.  There is not yet, however, certainty as to what the actual tax attributes of the Fund’s distributions to the shareholders will be by the year-ended December 31, 2021.

The Fund anticipates distributing all distributable earnings by the end of the year. Through September 30, 2021, the Fund had no undistributed earnings. The Fund may pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce the shareholder’s tax basis in its shares.

The Fund’s tax returns remain open for examination by the federal government for a period of three years and California tax authorities for a period of four years from when they are filed. As of September 30, 2021, the Fund had no uncertain tax positions and no capital loss carryforwards.

10. UNEXPIRED UNFUNDED COMMITMENTS
As of September 30, 2021, all of the Fund’s unfunded commitments had expired. As of December 31, 2020, the Fund’s unexpired unfunded commitments to borrowers totaled $22.3 million. Because venture loans are privately negotiated transactions, investments in these assets are relatively illiquid. It is the Manager’s experience that not all unexpired unfunded commitments will be used by the borrowers. Many credit agreements contain provisions which are milestone dependent and not all borrowers will achieve these milestones. Additionally, the Fund’s credit agreements contain provisions that give relief from funding obligations in the event the borrower has a material adverse change to its financial condition. Therefore, the unexpired unfunded commitments do not necessarily reflect future cash requirements or future investments for the Fund. As of September 30, 2021, there will be no impact on cash requirements or future investments as all of the Fund’s unfunded commitments expired.

The table below are the Fund’s unexpired unfunded commitments as of December 31, 2020:

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

11. FINANCIAL HIGHLIGHTS

U.S. GAAP requires disclosure of financial highlights of the Fund for the three and nine months ended September 30, 2021 and 2020.

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

The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Three Months Ended September 30,		For the Nine Months Ended, September 30,
	2021	2020	2021	2020

Total return **	6.67%	5.10%	20.91%	8.45%

Per share amounts:
Net asset value, beginning of period	$1,135.76	$1,992.50	$1,597.34	$2,065.85
Net investment income	97.48	129.11	232.93	339.80
Net realized and change in unrealized gain (loss) from loans and derivative instruments	(25.13)	(33.39)	16.04	(180.88)
Net increase in net assets resulting from operations	72.35	95.72	248.97	158.92
Distributions to shareholder	(330.12)	(369.09)	(968.32)	(810.64)
Contributions from shareholder	40.00	70.00	40.00	375.00
Net asset value, end of period	$917.99	$1,789.13	$917.99	$1,789.13
Net assets, end of period	$91,798,612	$178,912,958	$91,798,612	$178,912,958

Ratios to average net assets:

Expenses*	6.99%	7.25%	7.70%	8.07%
Net investment income*	35.10%	27.01%	24.06%	22.93%
Portfolio turn-over rate	-%	-%	0.72%	-%
Average debt outstanding	$72,125,000	$144,125,000	$93,100,000	$160,600,000
*Annualized
**Total return amounts presented above are not annualized

12. SUBSEQUENT EVENTS
On October 20, 2021, the Fund notified its lenders of its intention to permanently reduce its aggregate commitments by $15.0 million effective October 27, 2021, reducing the aggregate commitments to $55.0 million.
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

COVID-19’s Impact on Results of Operations and Liquidity & Capital Resources

Throughout the 2020, the effects of the COVID-19 pandemic and the related actions by governments around the world to attempt to contain the spread of the virus had had an impact on a number of the Fund’s portfolio companies’ business and operations. Due to the increased market volatility, valuation of the Fund’s loan investments contributed to increased unrealized losses from loans for the quarter ended September 30, 2020. At the end of 2020, vaccines were approved for deployment by governmental health agencies resulting in reduced quarantine and travel restrictions and an improved economic outlook. Through September 30, 2021, the continuing market stability, in addition to the recovering local and global economies, factored into the Fund’s valuation adjustments, which reflected an improvement in certain portfolio companies’ performance. For the quarter ended September 30, 2021, the Fund recognized lower unrealized loss from loans compared to the same period in 2020.

Although markets are continuing to stabilize and recover, uncertainty remains regarding the full extent of the long-term economic impact on the Fund’s business operations, results of operations, and access to liquidity and capital resources. The impact on the Fund will depend on many factors beyond the Fund’s control, including, without limitations, (i) the timing, extent, trajectory, and duration of the pandemic, (ii) the restrictions and advisories put in place to combat the pandemic, (iii) the effects of the pandemic and measures to combat the pandemic on the financial markets, and (iv) the impact on the economy overall, all of which are highly uncertain and cannot be predicted. In addition, the impact on local economics is uncertain and the speed of economic recovery may vary across different industries both locally and globally. The Fund is continuing to maintain close communications with its loan portfolio companies to proactively assess and manage potential risks. In addition, Management is continuing to maintain oversight analysis of credits across the Fund's loan investment portfolio in an attempt to manage the potential credit risk and improve loan performance.

Management is also monitoring the Fund’s continued access to capital resources through periodic and timely communication with the bank syndicate and the Company’s members. The Fund believes its existing cash balance, scheduled monthly payments from borrowers, and access to capital from its debt facility and the Company’s members will be sufficient to satisfy its working capital needs, debt repayments, and other liquidity requirements associated with its existing operations.

Results of Operations - For the Three and Nine Months Ended September 30, 2021 and 2020

Analysis of Interest Income

Total investment income for the three months ended September 30, 2021 and 2020 was $11.7 million and $16.4 million, respectively, which primarily consisted of interest on the venture loans outstanding. The remaining income consisted of interest and dividends on the temporary investment of cash, and other income from commitment fees and warrants.

Interest income is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants, and new loans funded during the year.

The following table shows the average balance, interest income, and weighted average interest rate for the cash and non-cash portion of interest income for the three months ended September 30, 2021 and 2020.

	For the Three Months Ended September 30, 2021				For the Three Months Ended September 30, 2020
	Average Balance	Interest Income	Weighted-Ave Int Rate - Cash Portion	Weighted-Ave Int Rate - Noncash Portion	Average Balance	Interest Income	Weighted-Ave Int Rate - Cash Portion	Weighted-Ave Int Rate - Noncash Portion
Performing Loans	$153,448,137	$11,689,159	24.81%	5.66%	$311,929,761	$16,270,450	17.04%	3.82%
All Loans	$166,087,432	$11,689,159	22.92%	5.23%	$327,417,810	$16,375,162	16.37%	3.64%

Interest income for all loans decreased by $4.7 million, or 28.6%, for the three months ended September 30, 2021 compared to the same period in 2020. The decrease in interest income was due primarily to the decline in the loan investment portfolio as there were no new loans to offset the loans being paid down or paid-off. The average outstanding balances for all loans decreased by $161.3 million, or 49.3% for the three months ended September 30, 2021 compared to the same period in 2020.

Total investment income for the nine months ended September 30, 2021 and 2020 was $30.8 million and $45.9 million, respectively, which primarily consisted of interest on the venture loans outstanding. The remaining income consisted of interest and dividends on the temporary investment of cash, and other income from commitment fees and warrants.

The following table shows the average balance, interest income, and weighted average interest rate for the cash and non-cash portion of interest income for the nine months ended September 30, 2021 and 2020.

	For the Nine Months Ended September 30, 2021				For the Nine Months Ended September 30, 2020
	Average Balance	Interest Income	Weighted-Ave Int Rate - Cash Portion	Weighted-Ave Int Rate - Noncash Portion	Average Balance	Interest Income	Weighted-Ave Int Rate - Cash Portion	Weighted-Ave Int Rate - Noncash Portion
Performing Loans	$197,403,014	$30,065,335	16.30%	4.01%	$334,606,740	$45,270,925	14.66%	3.38%
All Loans	$211,359,910	$30,749,728	15.66%	3.74%	$347,975,132	$45,411,658	14.15%	3.25%

Interest income for all loans decreased by $14.7 million, or 32.3%, for the nine months ended September 30, 2021 compared to the same period in 2020. The decrease in interest income for all loans was primarily due to fewer new loans to offset the loans being paid down or paid-off. The average outstanding for all loans decreased by $136.6 million, or 39.3%.

Analysis of Interest Expense

Interest expense was comprised of amounts related to interest on debt amounts drawn down, unused credit line fees and amounts amortized from deferred fees incurred in conjunction with the debt facility.

The following table shows the average balance, interest expense and weighted-average interest rate for the three months ended September 30, 2021 and 2020.

	For the Three Months Ended September 30, 2021			For the Three Months Ended September 30, 2020
	Average Balance	Interest Expense	Int Expense Rate	Average Balance	Interest Expense	Int Expense Rate
Bank Facility	$72,125,000	$713,390	3.96%	$144,125,000	$1,320,023	3.66%

The following table shows the average balance, interest expense and weighted-average interest rate for the nine months ended September 30, 2021 and 2020.

	For the Nine Months Ended September 30, 2021			For the Nine Months Ended September 30, 2020
	Average Balance	Interest Expense	Int Expense Rate	Average Balance	Interest Expense	Int Expense Rate
Bank Facility	$93,100,000	$2,548,283	3.65%	$160,600,000	$4,909,200	4.08%

Interest expense decreased primarily due to declines in the average outstanding debt and the low interest rate environment.

Analysis of Operating Expense

The following table shows the components of operating expense for three months ended September 30, 2021 and 2020.

	For the Three Months Ended September 30,
Operating expense	2021	2020	Change
Management fees	$957,499	$1,867,884	$(910,385)
Banking and professional fees	212,199	214,639	(2,440)
Other operating expenses	58,986	63,647	(4,661)
Total operating expense	$1,228,684	$2,146,170	$(917,486)

Management fees were calculated as 2.5% of the Fund’s total assets and the decreases were due to declines in the Fund’s total assets due primarily to fewer new loan fundings to offset monthly loan payments and early pay downs.

Banking and professional fees decreased by less than $0.1 million, or 1.1%, due to a decline in legal expenses associated with a client acquisition.

Other operating expenses included director fees, custody fees, tax fees and other expenses related to the operations of the Fund.

The following table shows the components of operating expense for nine months ended September 30, 2021 and 2020.

	For the Nine Months Ended September 30,
Operating expense	2021	2020	Change
Management fees	$3,775,126	$6,427,089	$(2,651,963)
Banking and professional fees	1,015,795	467,936	547,859
Other operating expenses	118,789	159,402	(40,613)
Total operating expense	$4,909,710	$7,054,427	$(2,144,717)

Management fees were calculated as 2.5% of the Fund’s total assets and the decreases were due to declines in the Fund’s total assets due primarily to fewer new loan fundings to offset monthly loan payments and early pay downs.

Banking and professional fees increased by $0.5 million, or 117.1%, primarily due to increased legal fees associated with non-accrual loans during the period.

Other operating expenses included director fees, custody fees, tax fees and other expenses related to the operations of the Fund.

Realized and Change in Unrealized Gains (Losses)

Net investment income for the three months ended September 30, 2021 and 2020, was $9.7 million and $12.9 million, respectively. Net investment income for the nine months ended September 30, 2021 and 2020, was $23.3 million and $34.0 million, respectively.

Net realized gain (loss) from loans was less than $0.1 million and $0.1 million for the three months ended September 30, 2021 and 2020, respectively. Net realized gain (loss) from loans was $(1.8) million and $(0.9) million for the nine months ended September 30, 2021 and 2020, respectively. The primary reason for the losses were non-accrual loan write-offs.
Net realized loss from derivative instruments was less than $0.1 million and $0.4 million for the three months ended September 30, 2021 and 2020, respectively. Net realized loss from derivative instruments was less than $0.1 million and $0.9 million for the nine months ended September 30, 2021 and 2020, respectively. The net realized loss from derivative instruments were due to interest payments paid on the interest rate swap and collar as the floating rate dropped below the fixed rate of the swap and the one-month LIBOR rate is below the floor of the collar.

Net change in unrealized gain (loss) from loans was $(2.5) million and $(3.4) million for the three months ended September 30, 2021 and 2020, respectively. Net change in unrealized gain (loss) from loans was $3.4 million and $(16.6) million for the nine months ended September 30, 2021 and 2020, respectively. The net change in unrealized gain (loss) from loans consisted of fair value adjustments taken against loans as a result of an improvement or deterioration in certain portfolio companies’ performance as well as reversal of prior adjustments on realized loan losses.

Net change in unrealized gain from derivative instruments was less than $0.1 million and $0.3 million for the three months ended September 30, 2021 and 2020, respectively. Net change in unrealized gain from derivative instruments was less than $0.1 million and $0.3 million for the nine months ended September 30, 2021 and 2020, respectively. The net change in unrealized gain (loss) from derivative instruments consisted of fair market value adjustments to the interest rate swap and collar.

Net increase in net assets resulting from operations for the three months ended September 30, 2021 and 2020, was $7.2 million and $9.6 million, respectively. On a per share basis, the net increase in net assets resulting from operations for the three months ended September 30, 2021 and 2020 was $72.35 and $95.72, respectively.

Net increase in net assets resulting from operations for the nine months ended September 30, 2021 and 2020, was $24.9 million and $15.9 million, respectively. On a per share basis, the net increase in net assets resulting from operations for the nine months ended September 30, 2021 and 2020 was $248.97 and $158.92, respectively.

Liquidity and Capital Resources – September 30, 2021 and December 31, 2020

The Fund is owned entirely by the Company. The Company is expected, but not required, to make further contributions to the capital of the Fund to the extent of the Company’s members’ capital commitment to the Company and excess cash balances of the Company. Total capital contributed to the Fund was $356.1 million and $352.1 million as of September 30, 2021 and December 31, 2020, respectively. As of both September 30, 2021 and December 31, 2020, the Company had subscriptions for capital in the amount of $423.6 million, of which $415.2 million had been called. The remaining $8.5 million has expired and can no longer be called. Per the operating agreement between the Company’s managing member and members of the Company, only 10% of committed capital may be recalled effective March 31, 2021. As a result, the Company has made $42.4 million in recallable distributions to its investors.

The change in cash for the nine months ended September 30, 2021 and 2020 was as follows:

	For the Nine Months Ended September 30, 2021	For the Nine Months Ended September 30, 2020
Net cash provided by operating activities	$155,394,919	$92,165,315
Net cash used in financing activities	(147,138,340)	(100,922,390)
Net increase (decrease) in cash and cash equivalents	$8,256,579	$(8,757,075)

As of September 30, 2021 and December 31, 2020, 18.5% and 5.5%, respectively, of the Fund’s net assets consisted of cash and cash equivalents.

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

The Fund further reduced the debt facility in the ordinary course of business and the debt facility commitment as of September 30, 2021 was $70.0 million. On October 21, 2021 the Fund notified its lenders of its intention to permanently reduce its aggregate commitments to $55.0 million effective October 28, 2021 (as described in Note 12. Subsequent Events).

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

As of September 30, 2021, $60.0 million was outstanding under the facility.

For the nine months ended September 30, 2021, the Fund invested its assets in venture loans. Amounts disbursed under the Fund’s loan commitments were $1.5 million for the nine months ended September 30, 2021. Net loan amounts outstanding after amortization and valuation adjustments decreased by $131.6 million for the same period. As of September 30, 2021, all of the Fund’s unfunded commitments expired.

As of	Cumulative Amount Disbursed	Principal Reductions and Fair Market Adjustments	Balance Outstanding - Fair Value	Unexpired Unfunded Commitments
September 30, 2021	$937.9 million	$804.8 million	$133.1 million	$—
December 31, 2020	$936.3 million	$671.7 million	$264.6 million	$22.3 million

The following tables show the unexpired unfunded commitments by portfolio company as of December 31, 2020.

Borrower	Industry	Unexpired Unfunded Commitment as of December 31, 2020	Expiration Date
Aclima, Inc.	Other Technology	$2,000,000	03/31/2021
eXo Imaging, Inc.	Medical Devices	2,000,000	09/30/2021
Fetch Robotics, Inc.	Computers & Storage	2,500,000	06/30/2021
Invoice2Go, Inc.	Software	13,000,000	03/31/2021
Lukla, Inc.	Internet	500,000	01/31/2021
Reciprocity, Inc.	Software	1,950,000	01/31/2021
Residently USA, LLC	Internet	375,000	03/31/2021
Total		$22,325,000

Because venture loans are privately negotiated transactions, investments in these assets are relatively illiquid. It is Management’s experience that not all unexpired unfunded commitments will be used by borrowers. Many credit agreements contain provisions which are milestone dependent and not all borrowers will achieve these milestones. Additionally, the Fund’s credit agreements contain provisions that give relief from funding obligations in the event the borrower has a materially adverse change in its financial condition. Therefore, the unexpired unfunded commitments do not necessarily reflect future cash requirements or future investments for the Fund. As of September 30, 2021, there will be no impact on cash requirements or future investments as all of the Fund’s unfunded commitments expired.

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

As of September 30, 2021, the Fund had a cash balance of $17.0 million and approximately $81.2 million in scheduled loan receivable payments over the next twelve months. Additionally, the Fund has access to the Company’s recallable distributions of $42.4 million and the unused portion of the revolving credit facility. Together, these amounts are sufficient to meet the operational expenses of the Fund over the next year.

The Fund is permitted to borrow in any amounts so long as its asset coverage ratio, as defined in the 1940 Act, is at least 200% after giving effect to such borrowings. As of September 30, 2021 and December 31, 2020, the Fund’s asset coverage ratio was 253% and 238%, respectively.

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

The Fund’s exposure to interest rate sensitivity is regularly monitored and analyzed by measuring the characteristics of assets and liabilities. The Fund utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates. At

September 30, 2021, the outstanding debt balance was $60.0 million at a floating interest rate based on the daily 1-month LIBOR rate, for which the Fund has a derivative instrument in place with a cap interest rate of 1.00% on $36.0 million of the notional principal amount and a floor of 0.215%.
Because all of the Fund’s loans impose a fixed interest rate upon funding, changes in short-term interest rates will not directly affect interest income associated with the loan portfolio as of September 30, 2021. However, those changes could have the potential to change the Fund’s ability to originate loan commitments, acquire and renew bank facilities, and engage in other investment activities. Further, changes in short-term interest rates could also affect interest rate expense, realized gain from investments and interest on the Fund’s short-term investments.

Based on the Fund’s Condensed Statements of Assets and Liabilities as of September 30, 2021, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in investments, borrowings, cash balances and derivative instruments.

Effect of Interest Rate Change By	Other Interest and Other Income (Loss)	Gain (Loss) from Interest Rate Collar	Interest Income (Expense)	Total Loss
(0.50)%	$(85,040)	$(180,000)	$48,000	$(217,040)
1%	$170,080	$77,400	$(600,000)	$(352,520)
2%	$340,159	$437,400	$(1,200,000)	$(422,441)
3%	$510,239	$797,400	$(1,800,000)	$(492,361)
4%	$680,319	$1,157,400	$(2,400,000)	$(562,281)
5%	$850,399	$1,517,400	$(3,000,000)	$(632,201)
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

Changes in Internal Controls:

There have not been any changes in the Fund’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the Fund’s fiscal quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

10.4
Letter, dated August 15, 2021, from U.S. Bank National Association (“US Bank”), acknowledging assumption of custodial duties and transfer of custody agreements from MUFG Union Bank, N.A. to US Bank by operation of law pursuant to Depository Corporation Sale, Merger, and Conversion Law, CA Fin Code § 4800 (2016), effective March 15, 2021.

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

VENTURE LENDING & LEASING VIII, INC.
(Registrant)

By:	/s/ Maurice C. Werdegar	By:	/s/ Jared S. Thear
Maurice C. Werdegar		Jared S. Thear
Chief Executive Officer		Chief Financial Officer
(Principal Executive Officer)		(Principal Financial Officer)
Date:	November 12, 2021	Date:	November 12, 2021