Form 10-K
period 2021-12-31
Venture Lending & Leasing VIII, Inc.
filed 2022-03-14
CIK 1642862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
The number of shares outstanding of each of the issuer’s classes of common stock, as of March 14, 2022, was 100,000.

Document Incorporated by Reference

Document Description		10-K Part
Specifically Identified Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held	May 18, 2022	III

PART I.
ITEM 1.    BUSINESS
Introduction.
Venture Lending & Leasing VIII, Inc. (the “Fund”) was incorporated in Maryland on May 6, 2015, as a non-diversified, closed-end management investment company electing status as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”) and is managed by Westech Investment Advisors, LLC (the “Manager” or “Management”). The Fund is a wholly-owned subsidiary of Venture Lending & Leasing VIII, LLC, a Delaware limited liability company (the “Company”). The Fund’s investment objective is to achieve superior risk-adjusted investment returns. The Fund will primarily provide debt financing to carefully selected companies that have received equity funding from traditional sources of venture capital equity funding (i.e. a professionally managed venture capital firm), as well as non-traditional sources of venture capital equity funding (e.g. angel investors, strategic investors, family offices, crowdfunding investment platforms, etc.) (collectively, “Venture-Backed Companies”), generally in the form of secured loans. Secondarily, the Fund may provide debt financing to public and later-stage private companies. In most cases, the Fund will receive warrants for equity securities of the companies in connection with these loans. The Fund may make debt investments that are atypical, for example, to more mature public and later-stage private companies (“Special Situation Financings”), including secure loans as well as convertible and subordinated debt investments. The Fund may also make direct equity investments in Venture-Backed Companies. Prior to commencing its operations on August 12, 2015, the Fund had no operations other than the sale of 100,000 shares of common stock, $0.001 par value to the Company for $25,000 in July 2015. As of December 31, 2021, the Fund meets the requirements, including diversification requirements, to qualify as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986 (the “Code”).
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
As a BDC, the Fund must invest at least 70% of its total assets in qualifying assets (“Qualifying Assets”) consisting of (a) interests in Eligible Portfolio Companies and (b) certain other assets including cash and cash equivalents. An “Eligible Portfolio Company” is a United States company that is not an investment company as defined or excluded from the definition of an investment company in Section 3 of the 1940 Act, and that either: (i) does not have a class of securities listed on a national securities exchange, or does have a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250.0 million; or (ii) is actively controlled by a BDC and has an affiliate of a BDC on the Eligible Portfolio Company’s Board of Directors; or (iii) has total assets of not more than $4.0 million and capital and surplus of not less than $2.0 million; or (iv) meets such other criteria as may be established by the Securities and Exchange Commission (“SEC”). Control under the 1940 Act is presumed to exist where a BDC owns more than 25% of the outstanding voting securities of the Eligible Portfolio Company. Also included in Qualifying Assets are follow-on investments in a company that met the definition of Eligible Portfolio Company at the time of the Fund’s initial investment, but subsequently does not meet such definition because it has a class of securities listed on a national securities exchange, if, at the time of the follow-on investment, the Fund (a) owns at least 50% of (i) the greatest number of equity securities of such company, including securities convertible into or exchangeable for such securities, and (ii) the greatest amount of certain debt securities of such company held by the Fund at any time during the period when such company was an Eligible Portfolio Company, and (b) is one of the twenty largest holders of record of the company’s outstanding voting securities. The Fund may invest up to 30% of its total assets in non-Qualifying Assets, including interests in companies that are not Eligible Portfolio Companies (for example, because the company’s securities are quoted on the NASDAQ Global Market (“NASDAQ”)) and Eligible Portfolio Companies as to which the Fund does not offer to make available significant managerial assistance. As a BDC, the Fund is generally prohibited under the 1940 Act from investing in securities issued by broker/dealers, investment advisers, and underwriters unless certain conditions are met. As of December 31, 2021, the percentage of non-qualifying investments in the Fund was 8.0%.
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
The documentation for venture loans includes representations, warranties, covenants and events of default intended to protect the Fund and which are customary for commercial transactions of this type and size. Typical material terms include restrictions on additional debt, covenants to maintain the loan collateral and keep it adequately insured and free of liens, prohibitions against sale or other disposition of the assets except under specified conditions, and acceleration provisions making the remaining outstanding amounts under the loan immediately due and payable and giving rise to a right to take possession of the collateral upon certain events of default, including failure to make required payments, insolvency, and failure to comply with covenants. There can be no assurance that the value of the collateral at the time of default will be at least equal to the outstanding amount due under the loan.
Typically, loans are structured as non-revolving commitments by the Fund to provide financing, in one or more advances over a specified period of availability, determined as part of the underwriting process. The non-revolving commitments of the Fund to finance future asset acquisitions or growth capital needs is typically subject to the absence of any default under the loan and compliance by the borrower with requirements relating to, among other things, the type of assets to be acquired, and if applicable, the borrower’s achievement of performance-based milestones. Although the Fund’s commitments generally provide that the Fund is not required to continue to fund additional asset purchases or growth capital if there has been a material adverse change in the borrower’s financial condition, a borrower’s financial condition may not be as strong at the time a loan is funded as it was when the related commitments were made.
Warrants. The Fund generally acquires warrants to purchase equity securities of the borrower in connection with financings. It is anticipated that such warrants, generally, will be distributed by the Fund to the Company simultaneously with, or shortly following, their acquisition. The terms of the warrants, including the expiration date, exercise price, and terms of the equity security for which the warrant may be exercised, are negotiated individually with each borrower, and are likely to be affected by the price and terms of securities issued by the company to its venture capitalists and other holders in equity financings close in time to the Fund’s making of the loan commitment. Based upon the Manager’s past experience, it is anticipated that most warrants will have a contractual term of five to fifteen years, and will have an exercise price based upon the price at which the borrower most recently issued equity securities or, if a new equity offering is anticipated, the future price of such equity securities (and sometimes a “blended price”). In certain transactions, it is anticipated that warrants will be issued with an exercise price that is waived in connection with a liquidity event such as an initial public offering or acquisition. The equity securities for which the warrant will be exercised generally will be convertible preferred stock (of which there may be one or more classes) or common stock. Substantially all the warrants and underlying equity securities will be restricted securities under the Securities Act of 1933 (the “1933 Act”) at the time of issuance; the Fund generally negotiates registration rights with the borrower that may provide “piggyback” and S-3 registration rights, which permit the owner of the warrant under certain circumstances to include some or all of the securities that will be acquired upon exercise of the warrant in a registration statement filed by the borrower. The Fund generally will negotiate “net issuance” provisions in the warrants, which allow the owner of the warrant to exercise the warrant without payment of any cash, and thereby receive a net number of shares determined by the increase in the value of the issuer’s stock (at the time of exercise) above the exercise price stated in the warrant.
Equity Securities. The Fund did not during the prior year, but may, make direct investments in equity securities (including convertible notes) having an aggregate cost of up to 10% of the aggregate cost of all investments of the Fund determined cumulatively over the life of the Fund (provided, however, that any amounts paid by the Fund to acquire equity securities pursuant to the receipt or exercise of warrants or stock received in connection with the Fund’s venture loans shall not be taken into account in determining whether such 10% threshold has been met). For example, the Fund may invest equity in a follow-on round of financing to maintain or increase its ownership stake. In some cases, equity investments may be made in companies where the Fund does not have an existing loan. Additionally, the Fund anticipates selectively pursuing opportunistic equity purchases, which may take the form of primary or secondary stock purchases. The Manager expects that the equity securities generally will be convertible preferred stock, though it is possible the Fund would invest directly in common stock of Venture-Backed Companies or convertible notes which convert into common or preferred stock of Venture-Backed Companies. It is likely that, as in the case of warrants, direct equity investments, if made by the Fund, generally will be distributed to the Company simultaneously with, or shortly following, their acquisition, although, in this case, as a result of U.S. federal income tax and 1940 Act requirements, such equity investments may be held by the Fund for a longer period of time prior to their distribution to the Company.
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

Special Situation Financings. The Manager may invest up to 20% of the Fund’s aggregate investments determined cumulatively over the life of the Fund in Special Situation Financings. Such Special Situation Financings could include investments targeted towards late-stage or public companies seeking additional growth capital to expand product offerings, increase market penetration or fund strategic acquisitions of other companies or technology. In these situations, the Fund would only consider investing in this Special Situation Financings if it determined it to be of equivalent or better quality as compared to a senior secured loan made to the Fund’s more typical portfolio companies. Further, the Fund may also choose to subordinate existing outstanding debt as part of a restructuring or work-out arrangement in order to allow the company to successfully complete a transaction such as an acquisition or round of financing. There can be no assurance that the subordination will work to the benefit of the Fund. The Manager will target companies whose cash flow from operations and cash reserves are expected to service the Fund’s investment on a current basis. Investments may be structured as senior debt, convertible debt, or other debt/equity structures. In addition, Special Situation Financings could include investments in a “troubled” company undergoing a restructuring or recapitalization of its existing debt or equity, and making investments in subordinated debt, providing bridge financing to a company which is in the process of raising additional private equity, planning an initial public offering or is seeking to enter into a business combination through which it would be acquired. In some instances, these companies will have been bootstrapped (i.e. funded solely by the personal assets of their founders or other individuals), without any substantial investment from venture capital or other investors. As of December 31, 2021, the Fund made Special Situation Financings of 1.4% of total commitments.
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
The Manager exercised, and the Board of Directors ratified, its discretion to extend the Fund’s investment period for two additional quarters after September 30, 2019, thereby allowing the Fund to make new commitments through March 31, 2020 and to fund commitments through March 31, 2021, the end of the Fund’s investment period. Following the end of the investment period, the Fund will distribute to investors all proceeds received from principal payments and sales of investments, net of reserves and expenses, principal repayments on the Fund’s borrowings, amounts required to fund financing commitments entered into before such date, and any amounts paid on exercise of warrants. Distributions of such amounts are likely to cause annual distributions to exceed the earnings and profits of the Fund available for distribution, in which case such excess will be considered a tax-free return of capital to a shareholder to the extent of the shareholder’s adjusted basis in its shares and then as capital gain. The Fund may borrow money to fund shareholder distributions, to the extent consistent with the 1940 Act and a prudent capital structure.
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

Executive Officers. The following are the executive officers of the Fund. All officers serve at the pleasure of the Fund’s Board of Directors.

Name and Position with Fund	Age	Occupation During Past Five Years
David R. Wanek, Chief Executive Officer and President	49	Chief Executive Officer for the Fund since 2022. Mr. Wanek has held the position of President of the Fund since 2019 and held other positions with Westech Investment Advisors since 2001.
Jay L. Cohan, Vice President	57	Vice President for the Fund since 2015. Mr. Cohan has held Vice President, Assistant Secretary and other positions with Westech Investment Advisors since 1999.
Jared S. Thear, Vice President, Chief Financial Officer, Chief Compliance Officer, Treasurer, and Secretary	45
Vice President, Chief Financial Officer, Chief Compliance Officer, Treasurer and Secretary for the Fund since 2021. Mr. Thear has held the same positions with Westech Investment Advisors since 2021. Prior to joining Westech Investment Advisors, he worked at Deloitte & Touche for 20 years and held various leadership roles. From 2014 to 2021, he led Deloitte's Northwest region Asset Management practice for the audit function.

Rodolfo Ruano, Vice President and Assistant Secretary	54	Vice President and Assistant Secretary since 2021. Mr. Ruano has held the position of Vice President of Westech Investment Advisors since 2021. Investment Partner for Westech Investment Advisors since 2011.
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
Illiquid and Long-Term Investment. After March 31, 2020, the Fund ceased making new equity investments as well as investments in venture loans (except pursuant to commitments made before the fourth anniversary, or if applicable, the extended commitment date (up to 2 calendar quarters)), and will distribute to its shareholder all proceeds received from principal payments and sales net of: (i) reserves and expenses; (ii) principal repayments on the Fund’s borrowings; (iii) amounts required to fund financing commitments entered into before such fourth anniversary, or if applicable, the extended commitment date; and (iv) any amounts paid on exercise of warrants or otherwise paid to protect the value of existing investments (including, for example, pay-to-play provisions and purchases of equity securities in “down rounds” to avoid dilution). The Fund’s Articles of Incorporation provide that, on December 31, 2025, the Fund automatically will be dissolved without any action by its shareholder. From and after such dissolution, the Fund’s activities will be limited to the winding-up of its affairs, the liquidation of its remaining assets and the distribution of the net proceeds thereof to its shareholder. Although the Fund generally would not make any loan with a stated maturity date later than December 31, 2025, it is possible that, due to a default by a borrower or a transaction restructuring due to a borrower’s financial difficulties, such a loan may remain outstanding in whole or in part beyond its original maturity date. Furthermore, the Fund may not be able to sell warrants it receives from borrowers, or the equity securities (including those received upon exercise of warrants or conversion of debt instruments or in connection with restructuring of a troubled loan), to the extent those investments were retained by the Fund and not distributed earlier to its shareholder, for a significant period of time due to legal or contractual restrictions on resale or the absence of a liquid secondary market. As a result, the liquidation process might not be completed for a significant period after the Fund’s dissolution. In addition, it is possible that, if certain of the Fund’s assets are not liquidated within a reasonable time after the Fund’s dissolution, the Fund may elect to make a distribution in kind of all or part of such assets to its shareholders. In such case, the shareholders would bear any expenses attendant to the liquidation of such assets.

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
The Fund has a secured, syndicated loan facility with a borrowing availability of $55.0 million and the outstanding balance under the facility as of December 31, 2021 was $47.0 million.

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

Brexit Risk. The risk of investing in portfolio companies based out of or related to Europe may be heightened due to the United Kingdom (“UK”) formally leaving the European Union (“EU”) on January 31, 2020.

On December 24, 2020, the UK and the EU reached an agreement (the “Agreement”) on a new trade and cooperation arrangement governing certain aspects of the future relationship between the parties. The Agreement applied on a provisional basis in the EU until it was formally ratified by the EU Parliament and has applied permanently from May 1, 2021. While the Agreement provides clarity with respect to future trade in certain goods between the U.K. and the EU, it does not cover all aspects of the parties’ future relationship. The application and interpretation of the Agreement, therefore, may take several years to be clarified and resolved.

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

Climate Change, Natural Disaster, and Public Health Crises Risk. Climate change and related legislation, regulation, and accords, both domestic and international, intended to control the impact of climate change may produce direct or indirect adverse consequences to the Fund’s investments, significantly affecting their value. Extreme weather patterns or natural disasters, such as the Tohoku earthquake and resulting tsunami in Japan in 2011, the Alaska earthquake in 2018, major hurricanes in the United States in 2017, 2018 and 2020, or the threat thereof, could also adversely impact Fund portfolio companies’ facilities, operations, and services, as well as certain industries, or group of industries, and regions related to the Fund’s investments. Additionally, public health crises, such as the COVID-19 pandemic, could result in travel restrictions and shipping and labor disruptions, which may adversely affect Fund portfolio companies’ facilities, operations, and services.

Coronavirus (“COVID-19”). The ongoing COVID-19 pandemic has caused significant disruption in the international and U.S. economies and financial markets. The spread of COVID-19 has caused reduction in business activity, financial transactions, labor shortages, supply chain interruptions and overall economic and financial instability. The ongoing effects of COVID-19 remain challenging to predict due to multiple uncertainties, including, but not limited to the duration and resurgences of the outbreak, the application and effectiveness of health and safety measures that are voluntarily adopted by the public or required by government or public health authorities, including vaccines and treatments and the speed and strength of an economic recovery.

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

LIBOR Phase-Out Risk. Many financial instruments, including the Fund’s credit facility and certain of its debt investments, utilize or are permitted to utilize a floating interest rate based on the London Interbank Offered Rate, or “LIBOR,” which is the offered rate for short-term Eurodollar deposits between major international banks. Additionally, the Fund has derivative instruments that hedge by converting floating LIBOR based interest rates into fixed rates. On July 27, 2017, the head of the UK’s Financial Conduct Authority (“FCA”) announced its intention to phase out the use of LIBOR by the end of 2021. On May 3, 2021, the FCA made an announcement on the end of LIBOR and confirmed that immediately after December 31, 2021, LIBOR for the following settings will cease; in the case of all sterling, euro, Swiss franc and Japanese yen settings, and the 1-week and 2-month US dollar settings. Further, immediately after June 30, 2023, LIBOR in the case of the remaining US dollar settings will cease. The Fund currently utilizes LIBOR reference rates of 1-Month and 3-Months based on contractual terms of the Fund’s debt facility and derivative instruments, which we anticipate will continue to be actively quoted through June 30, 2023. Due to the limited use of LIBOR as a reference rate in the Fund’s business operations, Management believes the impact from the change to an alternative reference rate on the Fund’s results of operations, would potentially be limited to interest expense related to its borrowings under the Fund’s debt facility and mark-to-market gains(losses) related to the Fund’s derivative instruments. There is uncertainty regarding what interest rate benchmark(s) will replace LIBOR in the debt capital markets, and the effect of a transition away from LIBOR on the Fund cannot yet be fully determined. Management continues to evaluate the Fund’s LIBOR exposure risks, including but not limited to the potential impact on the cost of credit, the Fund’s derivative instruments, the Fund’s holdings, and the extent to which the Fund’s debt investment instruments allow for the utilization of alternative rate(s) in the absence of LIBOR.
INVESTMENT RISKS

International Investments. The Fund could invest up to, but not more than, 30% of its total assets in foreign based companies. Foreign investments are subject to most of the same risks as domestic investments, as well as the political, economic and other uncertainties associated with foreign activities, including the risk of war and political unrest (including between the U.S. and China and between Russia and Ukraine), the impact of laws and policies of foreign governments and the United States affecting foreign investment, and the possibility of being subject to the jurisdiction of foreign courts in connection with legal disputes or the inability to subject foreign persons to the jurisdiction of courts in the United States. Furthermore, there may be practical and local law impediments to cost-effective recovery against collateral located in a foreign country. Moreover, it is possible that taxes may be required to be withheld by the foreign company on dividend and interest payments received by the Fund with respect to such foreign investments. Although capital gains derived by the Fund with respect to such investments in such foreign company may often be exempt from non-U.S. income or withholding taxes, the treatment of capital gains varies among jurisdictions. If the income from such foreign investments is subject to non-U.S. income or withholding taxes, the Fund will attempt to negotiate offsetting gross-up payments from the foreign-based company. No assurances, however, can be given that the Fund would be able to negotiate such offsetting payments. Following Russia’s invasion of Ukraine in February 2022, the U.S., the European Union (“E.U.”) and its member states, and other countries announced and implemented major sanctions against Russia. The U.S., E.U. nations and other countries could impose wider sanctions and take other actions as the conflict continues. It is difficult to anticipate the long-term impact on the Fund of war in Ukraine, sanctions, and any retaliatory measures by Russia in response. However, any or all of these may cause significant turmoil in the global markets, including domestic and global credit markets and market liquidity, impact the domestic and global economy, further disrupt supply chains, increase the risk of inflation, limit the ability of the Fund to invest in companies impacted by the sanctions, or negatively impact the operations of portfolio companies, which could in turn have a material adverse impact on the Fund.
Foreign Currency and Exchange Rate Risks. Fund assets and income may be denominated in various currencies. Contributions and distributions, however, will be denominated in U.S. dollars. As a result, the return of the Fund on any investment may be adversely affected by fluctuations in currency exchange rates, any future imposed devaluations of local currencies, inflationary pressures, and the success of the investment itself. In addition, the Fund may incur costs related to conversions between various currencies. As of December 31, 2021, all Fund assets and income, as well as contributions and distributions, are denominated in U.S. dollars.
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

Additionally, the Federal Reserve may raise, or may announce its intention to raise, the Federal Funds Rate in 2022. These developments, along with the United States government’s credit and deficit concerns, global economic uncertainties and market volatility and the impacts of COVID-19, could cause interest rates to be volatile, which may negatively impact the Fund’s ability to access the debt markets and capital markets on favorable terms.
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
Inflation. Certain of the Fund’s portfolio companies are in industries that may be impacted by inflation. If such portfolio companies are unable to pass any increases in their costs of operations along to their customers, it could adversely affect their operating results and impact their ability to pay interest and principal on the Fund’s loans, particularly if interest rates rise in response to inflation. In addition, any projected future decreases in the Fund’s portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of the Fund’s investments could result in future realized or unrealized losses and therefore reduce the Fund’s net assets resulting from operations.
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

Foreign Investment Review. Pursuant to Section 721 of the Defense Production Act of 1950, as amended (the “DPA”), the U.S. Government has the authority to restrict and prevent foreign acquisitions of and investments in U.S. companies (collectively, “Foreign Investments”) on national security grounds, actions that could adversely affect the Company’s and the Fund’s investment activities. The Committee on Foreign Investment in the United States (“CFIUS”), a U.S. Government interagency committee, conducts national security reviews of Foreign Investments and, in the interest of national security, may impose mitigation (i.e., restrictions) on such investments. CFIUS-imposed mitigation can take a variety of forms, including (i) restrictions on the foreign investor’s access to the U.S. company’s technology or facilities, (ii) restrictions on the foreign investor’s role in the governance or decision making of the U.S. company, (iii) mandatory divestiture of a foreign investor’s capital contribution and termination of its participation in the Company, (iv) mandatory U.S. Government approvals of changes to the U.S. company’s suppliers or the locations of its source code repositories, and (v) the appointment of a U.S. Government-approved monitor to verify the transaction parties’ compliance with the mitigation. The President of the United States (the “President”) may block a Foreign Investment that threatens to impair U.S. national security or order a foreign investor to divest of its Foreign Investment.

If the Fund has foreign investors, its investments are potentially subject to CFIUS review. In addition, foreign investors’ indirect investments in portfolio companies could subject such companies to CFIUS review. Finally, subsequent proposed financings, investments, acquisitions, or mergers or other transactions related to portfolio companies involving foreign persons also could be subject to CFIUS review.

Parties to transactions within CFIUS’s jurisdiction, potentially including the Company, the Fund and portfolio companies, may choose to submit a voluntary declaration or notice to CFIUS for its review. Rules implementing the Foreign Investment Risk Review Modernization Act (“FIRRMA”) of 2018 revised the CFIUS process to (i) expand CFIUS’s jurisdiction—notably to certain non-controlling investments in U.S. companies that are involved in critical technologies or critical infrastructure or that hold sensitive personal data of U.S. citizens—and (ii) mandate filings in certain instances. Specifically, mandatory filings may be required when a foreign investor acquires certain rights with respect to a U.S. business that deals in critical technology, or when a foreign government has a substantial interest in the foreign investor. Some of the Company’s and the Fund’s investments could fall within this expanded jurisdiction.

Due to these CFIUS considerations, the Company, the Fund and portfolio companies could incur increased costs, including legal fees, related to (i) evaluating whether a particular portfolio investment or other transaction related to a portfolio company requires the submission of a filing to CFIUS, (ii) evaluating whether the submission of a declaration or notice to CFIUS is warranted, (iii) drafting a filing and submitting it to CFIUS, (iv) undergoing a CFIUS review or investigation, (v) negotiating and implementing CFIUS-imposed mitigation, and (vi) complying with any Presidential order. Submission of a filing to CFIUS in connection with an investment or other transaction related to a portfolio company also could result in significant delays, as the CFIUS review and investigation process can last several months. CFIUS could condition its clearance of a Foreign Investment on adjustments to the terms of such Foreign Investment or other mitigation (including, if applicable, exclusion of a foreign investor of the Company from a Foreign Investment), and these conditions could adversely affect one or more portfolio companies and decrease the Company’s and the Fund’s return on its investment in any such portfolio company. In rare cases, the President could block a Foreign Investment or order the Company and the Fund to divest of a Foreign Investment. Finally, the Company and the Fund may choose not to make certain investments, or a portfolio company may choose not to solicit or pursue certain subsequent investments or other transactions, that are otherwise attractive based on an evaluation of the associated CFIUS risks.

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
Transactions with Venture Lending & Leasing IX, Inc. (“Fund IX”). The Manager also serves as the investment manager for Fund IX. The Fund’s Board of Directors determined that so long as Fund IX has capital available to invest in loan transactions with final maturities earlier than December 31, 2028 (the date on which Fund IX will be dissolved), the Fund may invest in each portfolio company in which Fund IX invests. Generally, the amount of each Investment will be allocated 50% to the Fund and 50% to Fund IX, or such other allocations as may be determined by the respective fund boards, so long as the Fund has capital available to invest. The ability of the Fund to co-invest with Fund IX, and other clients advised by the Manager, is subject to the Conditions described above. Effective March 31, 2020, the Fund is no longer permitted to enter into new commitments with borrowers; however, the Fund was permitted to fund existing commitments through March 31, 2021. To the extent that clients, other than Fund IX, advised by the Manager (but in which the Manager has no proprietary interest) invest in opportunities available to the Fund, the Manager will allocate such opportunities among the Fund and such other clients in a manner deemed fair and equitable considering all of the circumstances in accordance with the Conditions.
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

Disinterested Directors and Advisory Board Members. The members of the Fund’s Board of Directors will overlap with the members of the Company’s advisory board, and the members of the Company’s advisory board are generally the same as, or a subset of, the disinterested directors of the Fund. Although the Manager expects that, given the Company’s 100% ownership of the Fund, the interests of the two entities will not diverge, it is conceivable that a conflict of interest could exist between the Fund and the Company. In addition, as compensation for services, the disinterested directors will receive an annual fee of $30,000 (plus $1,000 per meeting attended in person and an additional $10,000 for the chair of the Audit Committee). Any future changes to the compensation to be paid to the disinterested directors will be determined by the Nominating Committee of the Fund’s Board of Directors. Upon the liquidation of the Fund, the disinterested advisory board members will receive an annual fee in an amount determined by the Member (it is currently anticipated that such annual amount shall be $15,000). The disinterested directors and advisory board members will also be reimbursed for certain expenses. The payment of such fees may limit the objectivity and independence of the disinterested directors and the advisory board members on behalf of the members.
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
The number of holders of record of the Fund’s common stock at March 14, 2022 was 1.
The Fund has a policy of distributing securities as acquired. The Fund values these securities at fair value at the time of acquisition in accordance with the Fund’s policy on valuation detailed in Note 2 to the financial statements included in this filing. In addition, some expenses of the Company may be paid by the Fund and will be deemed as distributions to the Company. The Fund has established a policy of declaring dividends on a quarterly basis to the extent that taxable income of the Fund less applicable reserves exceeds warrant distributions and deemed distributions. As of December 31, 2021, the Fund had distributed $411.8 million to date to its sole shareholder, of which $339.1 million was cash.

ITEM 6.        [RESERVED]
ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in connection with our Financial Statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.

In addition to the historical information contained herein, the information in this annual report on Form 10-K contains certain “forward-looking statements” within the meaning of the securities laws. These forward-looking statements reflect the current view of the Fund with respect to future events and financial performance and are subject to several risks and uncertainties, many of which are beyond the Fund’s control. All statements, other than statements of historical facts included in this Annual Report, regarding the strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives of the Fund are forward-looking statements. For example, statements in this Form 10-K regarding the potential future impact of the COVID-19 pandemic on the Fund’s business and results of operations are forward-looking statements. When used in this report, the words “will,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. All forward-looking statements speak only as of the date of this report. The Fund does not undertake any obligation to update or revise publicly any forward-looking statements, whether resulting from new information, future events or otherwise, except as required by law.

The reader of this Annual Report should understand that all such forward-looking statements are subject to various uncertainties and risks that could affect their outcome. The Fund’s actual results could differ materially from those suggested by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, variances in the actual versus projected growth in assets, return on assets, loan losses, expenses, rates charged on loans and earned on securities investments, competition and macro-economic changes including inflation, interest rate expectations, among other factors including those set forth in Item 1A - “Risk Factors” in this Annual Report on Form 10-K. This entire Annual Report should be read to put such forward-looking statements in context and to gain a more complete understanding of the uncertainties and risks involved in the Fund’s business.
Overview

The Fund is 100% owned by the Company. The Fund’s shares of common stock, at $0.001 par value, were sold to its sole shareholder, the Company, under a stock purchase agreement. The Fund has issued 100,000 of the Fund’s 10,000,000 authorized shares. The Company may make additional capital contributions to the Fund.
The Fund provides financing and advisory services to a variety of carefully selected Venture-Backed Companies primarily throughout the United States, with a focus on growth oriented companies. The Fund’s portfolio consists of companies in the communications, information services, media, technology (including software and technology-enabled business services), biotechnology, and medical devices industry sectors, among others. The Fund’s capital is generally used by its portfolio companies to finance acquisitions of fixed assets and working capital. On August 31, 2015, the Company completed its first closing of capital contributions. On September 1, 2015, the Fund made its first investment and became a non-diversified, closed-end investment company that had elected to be treated as a BDC under the 1940 Act. While the Fund intends to operate as a non-diversified investment company within the meaning of Section 5(b)(2) of the 1940 Act, from time to time the Fund may act as a diversified investment company within the meaning of Section 5(b)(1) of the 1940 Act.

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

The portfolio investments of the Fund primarily consist of debt financing to Venture-Backed Companies in the technology sector. The borrower’s ability to repay its loans may be adversely impacted by several factors, and as a result, the loan may not be fully repaid. Furthermore, the Fund’s security interest in any collateral over the borrower’s assets may be insufficient to make up any shortfall in payments. Some of our portfolio companies may be impacted by rising inflation, which could have a material impact in their results of operations, specifically cost and revenues. As such, rising inflation may have an adverse impact on the portfolio borrowers’ ability to maintain their good credit standing, as well as their ability to pay their interest and principal obligations to the Fund. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future unrealized losses and therefore reduce our net assets resulting from operations.
COVID-19’s Impact on Results of Operations and Liquidity & Capital Resources

The effects of the COVID-19 pandemic and the related actions by governments around the world to attempt to contain the spread of the virus had an impact on a number of the Fund’s portfolio companies’ business and operations. Through December 31, 2021, as a result of an improved economic outlook and the continuing market stability, in addition to the recovering local and global economies, the Fund made valuation adjustments which reflected an improvement in certain portfolio companies’ performance. For the year ended December 31, 2021, the Fund recognized net unrealized gain from loans compared to unrealized losses from loans in the same period in 2020.

Although markets are continuing to stabilize and recover, uncertainty remains regarding the full extent of the long-term economic impact on the Fund’s business operations, results of operations, and access to liquidity and capital resources. The impact on the Fund will depend on many factors beyond the Fund’s control, including, without limitations, (i) the timing, extent, trajectory, and duration of the pandemic (ii) the restrictions and advisories put in place to combat the pandemic, (iii) the effects of the pandemic and measures to combat the pandemic on the financial markets, and (iv) the impact on the economy overall, all of which are highly uncertain and cannot be predicted. In addition, the impact on local economies is uncertain and the speed of economic recovery may vary across different industries both locally and globally. The Fund is continuing to maintain close communications with its loan portfolio companies to proactively assess and manage potential risks. In addition, Management is continuing to maintain oversight analysis of credits across the Fund's loan investment portfolio in an attempt to manage the potential credit risk and improve loan performance.

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

In evaluating the most critical accounting policies and estimates, the Manager has identified the estimation of fair value of the Fund’s loan investments along with the completeness of loans exhibiting indicators of potential credit deterioration as the most critical of the accounting policies and accounting estimates applied to the Fund’s reporting of net assets or operating performance. In accordance with U.S. GAAP, the Fund defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date; that is, an exit price. The exit price assumes the asset or liability was exchanged in an orderly transaction; it was not a forced liquidation or distressed sale. There is no readily available market price or secondary market for the loans made by the Fund to borrowers, hence the Manager determines fair value based on a hypothetical market and the estimates are subject to high levels of judgment and uncertainty. The Fund’s loan investments are considered Level 3 fair value measurements in the fair value hierarchy due to the lack of observability over many of the important inputs used in determining fair value. In particular, the Manager has identified the fair value of the Fund’s loan investments that exhibit indicators of the potential for credit deterioration and the completeness of those loan investments, as a critical accounting matter that may involve significant and material estimates and inputs from the Manager in determining the fair value of those loan investments.

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
Results of Operations – For the Years Ended December 31, 2021, 2020 and 2019
For the most recent discussion on the results of operations for the year ended December 31, 2019, refer to the management discussion and analysis on the annual report, Form 10-K, filed on March 15, 2021.
Total investment income for the years ended December 31, 2021 and 2020 was $37.1 million and $57.8 million, respectively, which primarily consisted of interest on the venture loans outstanding. The remaining income consisted of interest and dividends on the temporary investment of cash, and other income from commitment fees and warrants.
Analysis of Interest Income
Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants, and new loans funded during the year. Total investment income for 2021 decreased due primarily to fewer new loans to offset the loans being paid down and paid off during the year.
The following table shows the average balance, interest income, and weighted average interest rates for the cash and non-cash portion of interest income for the years ended December 31, 2021 and 2020:

	For the Year Ended December 31, 2021				For the Year Ended December 31, 2020
	Average Balance	Interest Income	Weighted- Ave Int Rate - Cash Portion	Weighted- Ave Int Rate - Noncash Portion	Average Balance	Interest Income	Weighted- Ave Int Rate - Cash Portion	Weighted- Ave Int Rate - Noncash Portion
Performing Loans	$176,700,006	$35,161,303	16.06%	3.84%	$317,262,630	$57,103,699	14.47%	3.53%
All Loans	$189,688,104	$37,114,806	15.99%	3.58%	$331,059,668	$57,258,140	13.92%	3.38%

Interest income for performing and all loans decreased by $21.9 million and $20.1 million, or 38.4% and 35.2%, respectively, for the year ended December 31, 2021, compared to the same period in 2020. The decrease in interest income w as due primarily to the decline in the loan investment portfolio as there were fewer new loans to offset the loans being paid down or paid-off. The average outstanding balances for performing and all loans decreased by $140.6 million and $141.4 million, or 44.3% and 42.7%, respectively, for the year ended December 31, 2021, compared to the same period in 2020.

Total investment income for the year ended December 31, 2021 and 2020 was $37.1 million and $57.8 million, respectively, which primarily consisted of interest on the venture loans outstanding. The remaining income consisted of interest and dividends on the temporary investment of cash, and other income from commitment fees and warrants.

Analysis of Interest Expense
Interest expense was comprised of amounts related to interest on debt amounts drawn down, unused credit line fees and amounts amortized from deferred fees incurred in conjunction with the debt facility.

The following table shows the average balance, interest expense and weighted-average interest rate for the years ended December 31, 2021, and 2020.

	For the Year Ended December 31, 2021			For the Year Ended December 31, 2020
	Average Balance	Interest Expense	Int Expense Rate	Average Balance	Interest Expense	Int Expense Rate
Bank Facility	$82,615,385	$3,044,071	3.68%	$152,884,615	$6,005,817	3.93%

Interest expense decreased primarily due to declines in the average outstanding debt and the low interest rate environment.

Analysis of Operating Expense

The following table shows the components of operating expense for the years ended December 31, 2021, and 2020.

	For the Years Ended December
Operating Expenses	2021	2020	Change
Management fees	$4,485,828	$8,166,189	$(3,680,361)
Banking and professional fees	1,538,179	776,328	761,851
Other operating expenses	191,194	228,722	(37,528)
Total operating expenses	$6,215,201	$9,171,239	$(2,956,038)

Management fees were calculated as 2.5% of the Fund’s total assets and the decreases were due to declines in the Fund’s total assets due primarily to fewer new loan fundings to offset monthly loan payments and early pay downs.

Banking and professional fees increased by $0.8 million, or 98.1%, due primarily to increases in legal fees associated with non-performing loans.

Other operating expenses included director fees, custody fees, tax fees and other expenses related to the operations of the Fund.

Non-recurring fees

The Fund may receive non-recurring fees in connection with the origination and servicing of portfolio loans. Transactions in this category may include forfeited commitment fees and unamortized warrants, that become recognized as other income after the loan commitment period expires. Other non-recurring fees include pre-payment fees which are recognized as other income in the period received. Legal fee reimbursements for deal due diligence and drafting of documents are recognized as offsets against legal expenses. Non-recurring fees for the year ended December 31, 2021 and 2020 totaled $0.1 million and $0.8 million, respectively.

Realized and Change in Unrealized Gains(Losses)

Net investment income for the years ended December 31, 2021 and 2020 was $27.9 million and $42.6 million, respectively.
Net realized loss from loans was $2.0 million and $0.9 million for the years ended December 31, 2021 and 2020, respectively. Realized loan losses increased in 2021 due to larger write-offs of non accrual loans and fewer loan recoveries compared to 2020.
Net realized gain (loss) from derivative instruments was less than $0.1 million and $0.9 million for the years ended December 31, 2021 and 2020, respectively. The losses in 2021 and 2020 were caused by the low interest rate environment, which led to the Fund making interest payments on the interest rate derivatives.
Net change in unrealized gain (loss) from loans was $0.5 million and $(16.5) million for the years ended December 31, 2021 and 2020, respectively. The net change in unrealized loss consisted of fair value adjustments to loans and the reversal of fair value adjustments previously taken against loans written off.
Net change in unrealized gain (loss) from derivative instruments was $0.1 million and $0.3 million for the years ended December 31, 2021 and 2020, respectively. The net change in unrealized gain and loss from derivative instruments consisted of fair market value adjustments to the derivative interest rate collar. The decrease in 2021 was primarily due to the realization of the unrealized derivative losses.

Net increase in net assets resulting from operations for the years ended December 31, 2021 and 2020 was $26.3 million and $24.6 million, respectively. On a per share basis, the net increase in net assets resulting from operations was $263.33 and $245.95 for the years ended December 31, 2021 and 2020, respectively.
Liquidity and Capital Resources -- December 31, 2021 and 2020
For the most recent discussion on the liquidity and capital resources for the year ended December 31, 2019, refer to the management discussion and analysis on the annual report, Form 10-K, filed on March 15, 2021.
The Fund is owned entirely by the Company. The Company is expected, but not required, to make further contributions to the capital of the Fund to the extent of the Company’s members’ capital commitment to the Company and excess cash balances of the Company. Total capital contributed to the Fund was $356.1 million and $352.1 million as of December 31, 2021 and 2020, respectively. As of both December 31, 2021 and 2020, the Company had subscriptions for capital in the amount of $423.6 million, of which $415.2 million has been called and received. In August 2019, the Manager exercised, and the Board of Directors ratified, its discretion to extend the Fund’s investment period and the uncalled capital expiration date to March 31, 2021, which has now passed. The Company has made $42.4 million in recallable distributions to its investors, as permitted under its operating agreement between the Company’s managing member and members of the Company.

The change in cash held by the Fund for the years ended December 31, 2021 and 2020 was as follows:

	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020
Net cash provided by operating activities	$182,013,741	$126,116,523
Net cash used in financing activities	(187,949,381)	(129,934,756)
Net decrease in cash and cash equivalents	$(5,935,640)	$(3,818,233)

As of December 31, 2021 and 2020, 4.31% and 5.48%, respectively, of the Fund’s net assets consisted of cash and cash equivalents.

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

The Fund further reduced the size of the debt facility in the ordinary course of business and the debt facility commitment as of December 31, 2021 was $55.0 million, of which, $47.0 million remains outstanding. On January 18, 2022 the Fund notified its lenders of its intention to permanently reduce its aggregate commitments to $44.0 million effective January 24, 2022 (as described in Note 12 Subsequent Events).

All of the assets of the Fund collateralize borrowings by the Fund. The Fund pays interest on its borrowings and a fee on the unused portion of the facility.
For the years ended December 31, 2021 and 2020, the Fund invested its assets in venture loans. Amounts disbursed under the Fund’s loan commitments were $1.5 million and $96.0 million for the years ended December 31, 2021 and 2020, respectively. Net loan amounts outstanding after amortization and valuation adjustments decreased by $156.1 million for the year ended December 31, 2021.

As of	Cumulative Amount Disbursed	Principal Reductions and Fair Market Adjustments	Balance Outstanding – Fair Value	Unexpired Unfunded Commitments
December 31, 2021	$937.9 million	$829.4 million	$108.5 million	$—
December 31, 2020	$936.3 million	$671.7 million	$264.6 million	$22.3 million
As of December 31, 2021, all of the Fund's unfunded commitments expired. The unexpired unfunded commitments by portfolio company as of December 31, 2020 are detailed in Note 10 to the financial statements included in this filing.

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

As of December 31, 2021, the Fund had a cash balance of $2.8 million and approximately $73.2 million in scheduled loan receivable payments over the next year. Additionally, the Fund has access to $42.4 million in recallable distributions made by the Company to its investors as well as the unused portion of the revolving credit facility. These amounts are sufficient to meet the current operational expenses of the Fund over the next year. On January 18, 2022, the Fund notified its lenders of its intention to permanently reduce its aggregate commitments to $44.0 million effective January 24, 2022.

The Fund is permitted to borrow in any amount so long as its asset coverage ratio, as defined in the 1940 Act, is at least 200% after giving effect to such borrowings. As of December 31, 2021 and 2020, the Fund’s asset coverage ratio was 239% and 238%, respectively.
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
The Fund’s exposure to interest rate sensitivity is regularly monitored and analyzed by measuring the characteristics of assets and liabilities. The Fund utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates. At December 31, 2021, the outstanding debt balance was $47.0 million at a floating interest rate based on the daily 1-month LIBOR rate, for which the Fund had a derivative instrument in place with a cap interest rate of 1.00% on $30.0 million of the notional principal amount and a floor of 0.2150%.

Because all of the Fund’s loans impose a fixed interest rate upon funding, changes in short-term interest rates will not directly affect interest income associated with the loan portfolio as of December 31, 2021. However, those changes could have the potential to change the Fund’s ability to originate loan commitments, acquire and renew bank facilities, and engage in other investment activities. Further, changes in short-term interest rates could also affect interest rate expense, realized gain from investments and interest on the Fund’s short-term investments.

Based on the Fund’s Statements of Assets and Liabilities as of December 31, 2021, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in investments, borrowings, cash balances and derivative instruments.

Effect of Interest Rate Change By	Other Interest and Other Income (Loss)	Unrealized Gain (Loss) from Derivative Instruments	Interest Income (Expense)	Total Loss
(0.50)%	$(14,079)	$(150,000)	$47,000	$(117,079)
1%	$28,158	$64,500	$(470,000)	$(377,342)
2%	$56,315	$364,500	$(940,000)	$(519,185)
3%	$84,473	$664,500	$(1,410,000)	$(661,027)
4%	$112,630	$964,500	$(1,880,000)	$(802,870)
5%	$140,788	$1,264,500	$(2,350,000)	$(944,712)
Additionally, a change in the interest rate may affect the value of the derivative instruments and affect Net change in unrealized gain (loss) from derivative instruments. The amount of any such effect will be contingent upon market expectations for future interest rate changes. Any increases in expected future rates will increase the value of the derivative instruments while any rate decreases will decrease the value.

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

Management’s Annual Report on Internal Control over Financial Reporting
Pursuant to Rules 13a-15d and 15d-15(d) of the Exchange Act, the Fund’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision of and with the participation of the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, the Fund conducted an evaluation of the effectiveness of its internal control over financial reporting based on the Committee of Sponsoring Organizations of the Treadway Commission 2013 (“COSO 2013”) updated Internal Control - Integrated Framework. Based on its evaluation under the COSO 2013 Internal Control - Integrated Framework, the Fund’s management concluded that its internal control over financial reporting was effective as of December 31, 2021.
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
Changes in Internal Controls
There have not been any changes in the Fund’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the Fund’s fiscal quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.
ITEM 9B.     OTHER INFORMATION
None.

PART III.
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The list of executive officers and biographical information appears in Part I, Item 1 of this Form 10-K.
The information required by this item concerning the directors of the Fund, the structure of its Board of Directors and Section 16(a) compliance will be contained in the Fund’s Proxy Statement filed in connection with the Annual Meeting of Shareholders to be held on May 18, 2022 (“Proxy Statement”) under the captions “Proposal 1 -- To Elect Five Directors of the Fund” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.
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
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information about aggregate fees billed to us by our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34) will be contained in the Fund’s Proxy Statement under the caption: “Other Information - Independent Registered Public Accounting Firm.”

PART IV.
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
1.     Index to Financial Statements and Financial Statement Schedules
Report of Independent Registered Public Accounting Firm
Statements of Assets and Liabilities as of December 31, 2021 and 2020
Statements of Operations for the years ended December 31, 2021, 2020 and 2019
Statements of Changes in Net Assets for the years ended December 31, 2021, 2020 and 2019
Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019
Schedules of Investments as of December 31, 2021 and 2020
Schedules of Derivative Instruments as of December 31, 2021 and 2020
Notes to Financial Statements
No schedules are required because the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the required information is included in the financial statements and the notes thereto.
2.    Exhibits

Exhibit	Exhibit Title

3.1
Articles of Incorporation of the Fund as filed with the Maryland Secretary of State on May 6, 2015, incorporated by reference to the Fund’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on May 29, 2015.

3.2	Bylaws of the Fund, incorporated by reference to the Fund’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on May 29, 2015.

4.1
Purchase Agreement dated May 6, 2015 between the Fund and the Company, incorporated by reference to Exhibit 4.1 to the Fund’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on May 29, 2015.

4.2	Description of the Registrant’s securities registered pursuant to Section 12(G) of the Securities and Exchange Act of 1934.

10.1	Global Custody Agreement dated July 27, 2015 between the Fund and MUFG Union Bank, N.A. as supplemented by Schedule I attached thereto, dated April 26, 2021.

10.2	Management Agreement dated August 3, 2015, between the Fund and the Manager.

10.3	Custody Agreement between the Fund and Wells Fargo Bank, National Association effective December 11, 2019.

10.4
Letter, dated August 15, 2021, from U.S. Bank National Association (“US Bank”), acknowledging assumption of custodial duties and transfer of custody agreements from MUFG Union Bank, N.A. (Exhibit 10.1 to this 10-K) to US Bank by operation of law pursuant to Depository Corporation Sale, Merger, and Conversion Law, CA Fin Code § 4800 (2016), effective March 15, 2021, incorporated by reference to Exhibit 10.4 to the Fund’s 10-Q filed with the Securities and Exchange Commission on November 12,2021.

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
VENTURE LENDING & LEASING VIII, INC.
(Registrant)

By:	/S/David R. Wanek		By:	/S/Jared S. Thear
	David R.Wanek			Jared S. Thear
	President and Chief Executive Officer			Chief Financial Officer
	(Principal Executive Officer)			(Principal Financial Officer)
	Date:	March 14, 2022		Date:	March 14, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	NAME	TITLE	DATE

By:	/S/ Maurice C. Werdegar	Chairman & Director	March 14, 2022
Maurice C. Werdegar

By:	/S/Salvador Gutierrez	Director	March 14, 2022
Salvador Gutierrez

By:	/S/ Monica Lai	Director	March 14, 2022
Monica Lai

By:	/S/ Spiro Constantine Lazarakis	Director	March 14, 2022
Spiro Constantine Lazarakis

By:	/S/ Arthur C. Spinner	Director	March 14, 2022
Arthur C. Spinner

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholder and the Board of Directors of Venture Lending & Leasing VIII, Inc.

Opinion on the Financial Statements and Financial Highlights

We have audited the accompanying statements of assets and liabilities of Venture Lending & Leasing VIII, Inc. (the "Fund"), including the schedules of investments, as of December 31, 2021 and 2020, and the related statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2021, the financial highlights (presented in Note 11) for each of the five years in the period ended December 31, 2021, and the related notes. In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Fund as of December 31, 2021 and 2020, and the results of its operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2021, and the financial highlights for each of the five years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of loans owned as of December 31, 2021 and 2020, by correspondence with the borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

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

Fair Value — Level 3 Investments — Refer to Note 2 and Note 3 to the financial statements

Critical Audit Matter Description

As of December 31, 2021, the Fund has nonmarketable investments in loans of $108.5 million. There is no readily available market price or secondary market for the loans made by the Fund to its borrowers; hence the Fund determines fair value based on a hypothetical market and the estimates are subject to a higher degree of judgment and uncertainty. The Fund’s loan investments are considered Level 3 fair value measurements in the fair value hierarchy due to the lack of observability over certain significant inputs used in determining fair value.

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

March 14, 2022

San Francisco, California

We have served as the auditor of one or more Venture Lending & Leasing investment companies since 2001.

VENTURE LENDING & LEASING VIII, INC.
Statements of Assets and Liabilities
As of December 31, 2021 and 2020

	December 31, 2021	December 31, 2020
ASSETS:
Loans, at estimated fair value
(cost of $131,576,413 and $288,221,039)	$108,465,616	$264,629,798
Cash and cash equivalents	2,815,756	8,751,396
Dividend and interest receivables	1,369,848	3,241,010
Other assets	1,061,128	1,633,669
Total assets	113,712,348	278,255,873

LIABILITIES:
Borrowings under debt facility	47,000,000	115,500,000
Accrued management fees	710,702	1,739,099
Derivative liability	4,733	61,242
Accounts payable and other accrued liabilities	605,576	1,221,648
Total liabilities	48,321,011	118,521,989

NET ASSETS:	$65,391,337	$159,733,884

Analysis of Net Assets:

Capital paid in on shares of capital stock	$356,075,000	$352,075,000
Cumulative return of capital distributions	(263,033,898)	(164,154,399)
Total distributable losses	(27,649,765)	(28,186,717)
Net assets (equivalent to $653.91 and $1,597.34 per share based on 100,000 shares of capital stock outstanding - See Note 5 and Note 11)	$65,391,337	$159,733,884
	—	—

Commitments & Contingent Liabilities:
Unexpired unfunded commitments (See Note 10)	$—	$22,325,000

See notes to financial statements

VENTURE LENDING & LEASING VIII, INC.
Statements of Operations
For the Years Ended December 31, 2021, 2020 and 2019

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
INVESTMENT INCOME:
Interest on loans	$37,114,806	$57,258,140	$65,256,443
Other interest and other income	1,965	532,211	296,214
Total investment income	37,116,771	57,790,351	65,552,657

EXPENSES:
Management fees	4,485,828	8,166,189	9,705,516
Interest expense	3,044,071	6,005,817	9,997,464
Banking and professional fees	1,538,179	776,328	546,063
Other operating expenses	191,194	228,722	294,752
Total expenses	9,259,272	15,177,056	20,543,795
Net investment income	27,857,499	42,613,295	45,008,862

Net realized loss from loans	(2,012,521)	(879,241)	(14,223,082)
Net realized gain (loss) from derivative instruments	(49,381)	(922,615)	85,453
Net change in unrealized gain (loss) from loans	480,443	(16,502,646)	(759,677)
Net change in unrealized gain (loss) from derivative instruments	56,509	285,941	(963,331)
Net realized and change in unrealized loss from loans and derivative instruments	(1,524,950)	(18,018,561)	(15,860,637)
Net increase in net assets resulting from operations	$26,332,549	$24,594,734	$29,148,225

Amounts per common share:
Net increase in net assets resulting from operations per share	$263.33	$245.95	$291.48
Weighted-average shares outstanding	100,000	100,000	100,000

See notes to financial statements

VENTURE LENDING & LEASING VIII, INC.
Statements of Changes in Net Assets
For the Years Ended December 31, 2021, 2020 and 2019

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Return of Capital Distributions	Total Distributable Losses	Net Assets
Balance at December 31, 2018 (a)	100,000	$100	$297,574,900	$(70,784,044)	$(10,247,005)	$216,543,951
Net increase in net assets resulting from operations	—	—	—	—	29,148,225	29,148,225
Contributions by shareholder	—	—	17,000,000	—	—	17,000,000
Distributions of income to shareholder	—	—	—	—	(30,871,232)	(30,871,232)
Return of capital to shareholder	—	—	—	(25,235,780)	—	(25,235,780)
Balance December 31, 2019 (a)	100,000	$100	$314,574,900	$(96,019,824)	$(11,970,012)	$206,585,164
Net increase in net assets resulting from operations	—	—	—	—	24,594,734	24,594,734
Contributions by shareholder	—	—	37,500,000	—	—	37,500,000
Distributions of income to shareholder	—	—	—	—	(40,811,439)	(40,811,439)
Return of capital to shareholder	—	—	—	(68,134,575)	—	(68,134,575)
Balance December 31, 2020 (a)	100,000	$100	$352,074,900	$(164,154,399)	$(28,186,717)	$159,733,884
Net increase in net assets resulting from operations	—	—	—	—	26,332,549	26,332,549
Contributions by shareholder	—	—	4,000,000	—	—	4,000,000
Distributions of income to shareholder	—	—	—	—	(25,795,596)	(25,795,596)
Return of capital to shareholder	—	—	—	(98,879,500)	—	(98,879,500)
Balance December 31, 2021	100,000	$100	$356,074,900	$(263,033,899)	$(27,649,764)	$65,391,337
(a) Additional prior period information is shown for comparability with current period presentation.

See notes to financial statements

VENTURE LENDING & LEASING VIII, INC.
Statements of Cash Flows
For the Years Ended December 31, 2021, 2020 and 2019

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2021	December 31, 2020 (a)	December 31, 2019 (a)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets resulting from operations	$26,332,549	$24,594,734	$29,148,225
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Net realized loss from loans	2,012,521	879,241	14,223,082
Net realized (gain) loss from derivative instruments	49,381	922,615	(85,453)
Net change in unrealized (gain) loss from loans	(480,443)	16,502,646	759,677
Net change in unrealized (gain) loss from derivative instruments	(56,509)	(285,941)	963,331
Amortization of deferred costs related to debt facility and derivative instruments	547,246	567,195	552,504
Origination of loans	(1,500,000)	(96,050,000)	(169,975,000)
Principal payments on loans, net of accretion	153,463,021	183,460,604	173,958,930
Proceeds from sale of loan	1,425,000	—	—
Acquisition of equity securities	(31,012)	(5,012,479)	(11,298,994)
Change in operating assets and liabilities:
Net decrease in dividend and interest receivables	1,871,162	1,461,801	53,221
Net (increase) decrease in other assets	25,294	(37,386)	134,941
Net decrease in accounts payable, other accrued liabilities and accrued management fees	(1,644,469)	(886,507)	(1,588,650)
Net cash provided by operating activities	182,013,741	126,116,523	36,845,814
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to shareholder	(123,400,000)	(101,400,000)	(36,750,000)
Contributions from shareholder	4,000,000	37,500,000	17,000,000
Borrowings under debt facility	34,000,000	83,500,000	48,500,000
Repayments of borrowings under debt facility	(102,500,000)	(147,000,000)	(72,500,000)
Payments made for derivative instruments	(49,381)	(922,615)	(142,635)
Payment received from derivative instruments	—	—	228,088
Payments of bank facility fees and costs	—	(1,612,141)	—
Net cash used in financing activities	(187,949,381)	(129,934,756)	(43,664,547)
Net decrease in cash and cash equivalents	(5,935,640)	(3,818,233)	(6,818,733)
CASH AND CASH EQUIVALENTS:
Beginning of year	8,751,396	12,569,629	19,388,362
End of year	$2,815,756	$8,751,396	$12,569,629

SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE YEAR:
Interest - Debt facility	$2,657,969	$5,375,812	$11,499,187
NON-CASH OPERATING AND FINANCING ACTIVITIES:
Distributions of equity securities and convertible notes to shareholder	$1,275,096	$7,546,014	$19,357,012
Receipt of equity securities and convertible notes as repayment of loans	$1,244,084	$2,533,535	$8,058,018
(a) Certain prior period information has been merged for comparability with current year presentation
See notes to financial statements

VENTURE LENDING & LEASING VIII, INC.
Schedule of Investments
As of December 31, 2021

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
Biotechnology
	Driver Bioengineering, Inc.		Senior Secured	11.0%		$548,126	$541,260	$541,260	6/1/2023
	Driver Bioengineering, Inc.		Senior Secured	11.0%		210,665	196,510	196,510	4/1/2023
	Driver Bioengineering, Inc. Subtotal					758,791	737,770	737,770
	Orpheus Therapeutics, Inc.		Senior Secured	18.0%		178,510	174,288	-	*
	Quartzy, Inc.		Senior Secured	12.0%		996,046	980,260	980,260	5/1/2024
	Quartzy, Inc.		Senior Secured	12.0%		1,054,875	1,036,987	1,036,987	7/1/2024
	Quartzy, Inc.		Senior Secured	12.0%		478,138	445,430	445,430	8/1/2023
	Quartzy, Inc. Subtotal					2,529,059	2,462,677	2,462,677
Biotechnology Total		4.9%				$3,466,360	$3,374,735	$3,200,447

Computers & Storage
	Canary Connect, Inc.		Senior Secured	12.8%		$1,332,737	$1,312,821	$1,312,821	3/1/2023
Computers & Storage Total		2.0%				$1,332,737	$1,312,821	$1,312,821

Internet
	Ainsly, Inc. ** ^		Senior Secured	12.5%		$73,617	$73,617	$73,617	8/1/2022
	Ainsly, Inc. ** ^		Senior Secured	12.5%		220,835	215,380	215,380	8/1/2022
	Ainsly, Inc. ** ^		Senior Secured	12.5%		180,970	167,037	167,037	9/1/2023
	Ainsly, Inc. ** ^ Subtotal					475,422	456,034	456,034
	Daily Muse, Inc.		Senior Secured	11.0%		3,539,095	3,525,008	3,525,008	7/1/2023
	Lenddo International ** ^		Senior Secured	18.0%		545,048	544,703	9,975	*
	Merchbar, Inc.		Senior Secured	11.8%		265,285	258,235	258,235	3/1/2023
	MyPizza Technologies, Inc.		Senior Secured	11.5%		2,179,705	2,160,762	2,160,762	2/1/2024
	MyPizza Technologies, Inc.		Senior Secured	11.5%		4,061,477	3,981,527	3,981,527	12/1/2023
	MyPizza Technologies, Inc. Subtotal					6,241,182	6,142,289	6,142,289
	OneLocal, Inc. ** ^		Senior Secured	12.3%		844,634	794,936	794,936	3/1/2023
	RenoFi, Inc.		Senior Secured	12.0%		157,216	155,178	155,178	6/1/2023
	RenoFi, Inc.		Senior Secured	12.0%		157,130	150,858	150,858	6/1/2023
	RenoFi, Inc. Subtotal					314,346	306,036	306,036
	Residently USA, LLC ** ^		Senior Secured	12.0%		305,431	305,431	305,431	12/1/2023
	Residently USA, LLC ** ^		Senior Secured	12.0%		498,522	470,265	470,265	2/1/2023
	Residently USA, LLC ** ^ Subtotal					803,953	775,696	775,696
	Serface Care, Inc.		Senior Secured	12.3%		597,411	433,243	36,200	*
	Shadow, PBC		Senior Secured	18.0%		331,399	310,681	-	*
	Stay Alfred, Inc.		Senior Secured	18.0%		10,181,111	8,095,475	814,127	*
	Verishop, Inc.		Senior Secured	12.0%		1,744,243	1,727,396	1,727,396	12/1/2023
	Verishop, Inc.		Senior Secured	12.0%		1,743,583	1,692,394	1,692,394	12/1/2023
	Verishop, Inc. Subtotal					3,487,826	3,419,790	3,419,790
Internet Total		25.3%				$27,626,712	$25,062,126	$16,538,326

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date

Medical Devices
	Ablacon, Inc.		Senior Secured	11.0%		$1,322,356	$1,311,100	$1,311,100	3/1/2023
	Ablacon, Inc.		Senior Secured	11.0%		1,321,869	1,291,586	1,291,586	3/1/2023
	Ablacon, Inc. Subtotal					2,644,225	2,602,686	2,602,686
	Anutra Medical, Inc.		Senior Secured	12.0%		90,784	89,283	89,283	10/1/2022
	CytoVale, Inc.		Senior Secured	12.0%		118,901	118,390	118,390	7/1/2022
	CytoVale, Inc.		Senior Secured	12.0%		361,456	357,071	357,071	11/1/2023
	CytoVale, Inc.		Senior Secured	12.0%		128,023	127,543	127,543	6/1/2022
	CytoVale, Inc.		Senior Secured	12.0%		347,288	335,948	335,948	10/1/2023
	CytoVale, Inc.		Senior Secured	12.0%		64,961	64,412	64,412	3/1/2022
	CytoVale, Inc. Subtotal					1,020,629	1,003,364	1,003,364
	eXo Imaging, Inc.		Senior Secured	11.8%		1,445,467	1,425,130	1,425,130	9/1/2023
	eXo Imaging, Inc.		Senior Secured	11.8%		1,444,176	1,379,677	1,379,677	9/1/2023
	eXo Imaging, Inc. Subtotal					2,889,643	2,804,807	2,804,807
	Medrobotics Corporation, Inc.		Senior Secured	18.0%		10,000,000	8,855,103	964,900	*
	RadiAction Ltd. ** ^		Senior Secured	11.5%		148,873	148,438	148,438	4/1/2022
	Renovia, Inc.		Senior Secured	10.5%		5,734,480	5,033,751	5,033,751	1/1/2023
Medical Devices Total		19.3%				$22,528,634	$20,537,432	$12,647,229

Other Healthcare
	GoForward, Inc.		Senior Secured	11.5%		$3,091,343	$3,036,842	$3,036,842	6/1/2024
	GoForward, Inc.		Senior Secured	11.5%		4,507,323	4,304,301	4,304,301	9/1/2023
	GoForward, Inc. Subtotal					7,598,666	7,341,143	7,341,143
	Hello Heart Inc.		Senior Secured	11.0%		586,952	580,837	580,837	11/1/2023
	Hello Heart Inc.		Senior Secured	11.0%		561,643	557,061	557,061	4/1/2023
	Hello Heart Inc.		Senior Secured	11.0%		701,855	683,970	683,970	4/1/2023
	Hello Heart Inc. Subtotal					1,850,450	1,821,868	1,821,868
	HumanAPI, Inc.		Senior Secured	11.8%		1,175,103	1,145,778	1,145,778	7/1/2023
	Myolex, Inc.		Senior Secured	18.0%		762,531	726,537	-	*
	Robin Care, Inc.		Senior Secured	18.0%		319,275	308,844	-	*
	SchoolCare, Inc.		Senior Secured	18.0%		395,761	388,046	82,551	*
	Therapydia, Inc.		Senior Secured	12.5%	1.7%	68,858	68,858	68,858	6/1/2023
	Therapydia, Inc.		Senior Secured	11.5%		110,450	109,550	109,550	12/1/2022
	Therapydia, Inc.		Senior Secured	11.5%		119,096	118,054	118,054	1/1/2023
	Therapydia, Inc.		Senior Secured	11.5%		75,014	73,498	73,498	8/1/2022
	Therapydia, Inc.		Senior Secured	12.0%	1.7%	58,588	56,636	56,636	3/1/2023
	Therapydia, Inc. Subtotal					432,006	426,596	426,596
Other Healthcare Total		16.5%				$12,533,792	$12,158,812	$10,817,936

Other Technology
	Abiquo Group, Inc. ** ^		Senior Secured	18.0%		$54,713	$53,294	$53,294	*
	Aclima, Inc.		Senior Secured	11.9%		149,173	143,913	143,913	4/1/2022
	Aclima, Inc.		Senior Secured	12.0%		1,507,598	1,388,554	1,388,554	10/1/2023
	Aclima, Inc. Subtotal					1,656,771	1,532,467	1,532,467

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	Antitoxin Technologies Inc. ** ^		Senior Secured	11.5%		163,653	160,030	132,662	9/1/2022
	ATeam Army, Inc.		Senior Secured	12.0%		705,214	684,917	684,917	4/1/2023
	Beanfields, PBC		Senior Secured	18.0%		1,126,232	1,136,604	1,005,226	*
	BloomTech Inc.		Senior Secured	11.3%		3,292,027	3,188,984	3,188,984	7/1/2023
	BloomTech Inc.		Senior Secured	11.3%		1,724,925	1,724,925	1,724,925	8/1/2023
	BloomTech Inc. Subtotal					5,016,952	4,913,909	4,913,909
	Brightside Benefit, Inc.		Senior Secured	12.4%		456,660	453,272	453,272	3/1/2023
	Brightside Benefit, Inc.		Senior Secured	12.1%		211,297	207,383	207,383	9/1/2022
	Brightside Benefit, Inc. Subtotal					667,957	660,655	660,655
	BW Industries, Inc.		Senior Secured	11.8%		1,098,200	1,048,349	1,048,349	5/1/2023
	BW Industries, Inc.		Senior Secured	11.8%		1,157,127	1,144,903	1,144,903	6/1/2023
	BW Industries, Inc. Subtotal					2,255,327	2,193,252	2,193,252
	Eguana Technologies, Inc. ** ^		Senior Secured	12.5%		56,943	56,418	56,418	2/1/2022
	Fitplan, Inc. ** ^		Senior Secured	12.5%		994,922	815,498	815,498	11/1/2023
	Flo Water, Inc.		Senior Secured	11.8%		1,394,506	1,348,314	1,348,314	12/1/2023
	Heartwork, Inc.		Senior Secured	18.0%		379,462	371,981	20,443	*
	Higher Ground Education, Inc.		Senior Secured	12.5%		1,075,086	1,050,104	1,050,104	1/1/2023
	Higher Ground Education, Inc.		Senior Secured	12.5%		781,981	775,361	775,361	4/1/2023
	Higher Ground Education, Inc.		Senior Secured	12.5%		275,567	273,064	273,064	5/1/2023
	Higher Ground Education, Inc.		Senior Secured	12.5%		319,321	316,022	316,022	8/1/2023
	Higher Ground Education, Inc. Subtotal					2,451,955	2,414,551	2,414,551
	Hint, Inc.		Senior Secured	12.0%		3,440,711	3,234,998	3,234,998	6/1/2023
	Jiko Group, Inc.		Senior Secured	12.0%		2,200,833	2,142,294	2,142,294	6/1/2023
	Make School, Inc.		Senior Secured	18.0%		79,946	45,837	19,536	*
	Merlin Labs, Inc.		Senior Secured	11.0%		110,140	109,024	109,024	6/1/2022
	Merlin Labs, Inc.		Senior Secured	11.0%		115,653	114,777	114,777	1/1/2023
	Merlin Labs, Inc. Subtotal					225,793	223,801	223,801
	NewGlobe Schools, Inc. ** ^		Senior Secured	12.5%		1,177,191	1,163,157	1,163,157	8/1/2022
	NewGlobe Schools, Inc. ** ^		Senior Secured	12.5%		2,423,182	2,360,035	2,360,035	8/1/2023
	NewGlobe Schools, Inc. ** ^ Subtotal					3,600,373	3,523,192	3,523,192
	Noteleaf, Inc.		Senior Secured	18.0%		2,277,124	1,861,011	309,063	*
	Opya, Inc.		Senior Secured	12.0%		380,808	367,495	367,495	11/1/2023
	Percepto, Inc.		Senior Secured	12.2%		879,619	856,749	856,749	4/1/2023
	Plae Co.		Senior Secured	2.7%		667,500	33,375	33,375	*
	Plant Prefab, Inc.		Senior Secured	11.0%		306,696	300,902	300,902	8/1/2022
	Platform Science, Inc.		Senior Secured	12.0%		94,426	93,729	93,729	2/1/2022
	Plethora, Inc.		Senior Secured	18.0%		1,751,267	1,700,363	390,219	*
	Romaine Empire, Inc.		Senior Secured	12.3%		3,896,929	3,781,983	3,781,983	9/1/2023
	Saltbox, Inc.		Senior Secured	12.3%		269,697	263,567	263,567	6/1/2023
	SMS OPCO LLC		Senior Secured	8.0%		33,875	15,125	15,125	*
	Sustainable Living Partners, LLC		Senior Secured	12.5%		2,971,313	2,758,178	2,758,178	8/1/2023
	UniEnergy Technologies LLC		Senior Secured	18.0%		1,120,954	1,078,852	799,443	*
	Veev Group, Inc.		Senior Secured	12.5%		2,360,822	2,337,325	2,337,325	6/1/2023
	Veev Group, Inc.		Senior Secured	12.5%		786,775	740,586	740,586	6/1/2023
	Veev Group, Inc. Subtotal					3,147,597	3,077,911	3,077,911

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	Velo Holdings Limited		Senior Secured	12.0%		2,471,720	1,955,642	1,539,333	*
	Welcome Tech, Inc.		Senior Secured	10.5%		153,082	150,226	150,226	5/1/2022
	Wheels Labs, Inc.		Senior Secured	12.0%		2,221,660	2,134,921	2,134,921	6/1/2023
	Wine Plum, Inc.		Senior Secured	12.5%		329,558	324,821	324,821	9/1/2022
Other Technology Total		64.5%				$49,446,088	$46,266,862	$42,172,467

Security
	Karamba Security Ltd. ** ^		Senior Secured	12.0%		$332,971	$326,395	$326,395	6/1/2022
	Nok Nok Labs, Inc.		Senior Secured	12.5%		191,326	190,411	190,411	6/1/2022
Security Total		0.8%				$524,297	$516,806	$516,806

Software
	Blockdaemon, Inc.		Senior Secured	11.3%		$55,201	$54,707	$54,707	6/1/2022
	Bloomboard, Inc.		Senior Secured	11.5%		2,148,082	542,980	1,002,400	*
	Censia Inc.		Senior Secured	11.0%		360,514	353,690	353,690	10/1/2022
	Cloudleaf, Inc.		Senior Secured	12.0%		741,575	732,365	732,365	9/1/2024
	Cloudleaf, Inc.		Senior Secured	12.0%		956,267	919,269	919,269	8/1/2023
	Cloudleaf, Inc. Subtotal					1,697,842	1,651,634	1,651,634
	Dynamics, Inc.		Senior Secured	12.5%		293,593	291,440	291,440	2/1/2022
	Eskalera, Inc.		Senior Secured	10.5%		527,451	518,933	518,933	3/1/2023
	Estify, Inc.		Senior Secured	18.0%		842,819	640,403	24,317	*
	ICX Media, Inc.		Senior Secured	18.0%		762,829	651,140	449,542	*
	Ipolipo, Inc.		Senior Secured	12.0%		568,765	544,693	544,693	9/1/2022
	Medable, Inc.		Senior Secured	12.0%		498,356	494,657	494,657	2/1/2023
	Medable, Inc.		Senior Secured	12.0%		996,585	967,179	967,179	2/1/2023
	Medable, Inc. Subtotal					1,494,941	1,461,836	1,461,836
	Metarail, Inc.		Senior Secured	18.0%		709,588	700,656	196,719	*
	Metawave Corporation		Senior Secured	12.0%		237,768	235,670	235,670	7/1/2022
	Migo Money, Inc. ** ^		Senior Secured	12.5%		56,631	56,631	56,631	3/1/2022
	Safe Securities Inc.		Senior Secured	12.0%		249,200	240,930	240,930	2/1/2023
	Splitwise, Inc.		Senior Secured	12.3%		216,004	212,084	212,084	12/1/2022
	Swivel, Inc.		Senior Secured	12.0%		67,603	66,233	66,233	8/1/2022
	Swivel, Inc.		Senior Secured	12.0%		83,680	83,680	83,680	10/1/2022
	Swivel, Inc. Subtotal					151,283	149,913	149,913
	Truthset, Inc.		Senior Secured	10.5%		222,283	222,283	222,283	5/1/2023
	Truthset, Inc.		Senior Secured	10.5%		185,411	179,361	179,361	2/1/2023
	Truthset, Inc. Subtotal					407,694	401,644	401,644
	Workspot, Inc.		Senior Secured	12.0%		272,328	270,000	270,000	10/1/2022
	Workspot, Inc.		Senior Secured	12.0%		220,008	215,206	215,206	8/1/2022
	Workspot, Inc. Subtotal					492,336	485,206	485,206
Software Total		12.8%				$11,272,541	$9,194,190	$8,331,989

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
Technology Services
	Blazent, Inc.		Senior Secured	12.0%		$1,135,737	$421,827	$237,106	*
	Klar Holdings Limited ** ^		Senior Secured	12.5%		91,083	84,354	84,354	10/1/2022
	Klar Holdings Limited ** ^		Senior Secured	14.2%	4.0%	171,136	165,351	165,351	7/1/2023
	Klar Holdings Limited ** ^ Subtotal					262,219	249,705	249,705
	Liftit, Inc. ** ^		Senior Secured	12.0%		181,508	180,377	180,377	10/1/2022
	Liftit, Inc. ** ^		Senior Secured	12.0%		146,623	143,541	143,541	8/1/2022
	Liftit, Inc. ** ^ Subtotal					328,131	323,918	323,918
	Loansnap Holdings Inc. **		Senior Secured	11.0%		1,179,442	1,145,802	1,145,802	12/1/2022
	Zeel Networks, Inc.		Senior Secured	11.0%		2,475,549	2,408,076	2,367,763	6/1/2024
Technology Services Total		6.6%				$5,381,078	$4,549,328	$4,324,294

Wireless
	AirVine Scientific, Inc.		Senior Secured	12.0%		$41,050	$40,220	$40,220	9/1/2022
	AirVine Scientific, Inc.		Senior Secured	12.0%		41,078	40,718	40,718	9/1/2022
	AirVine Scientific, Inc. Subtotal					82,128	80,938	80,938
	Parallel Wireless, Inc.		Senior Secured	11.8%		2,245,500	2,223,695	2,223,695	8/1/2023
	Parallel Wireless, Inc.		Senior Secured	11.8%		2,346,787	2,322,840	2,322,840	9/1/2023
	Parallel Wireless, Inc.		Senior Secured	11.8%		4,080,176	3,975,828	3,975,828	6/1/2023
	Parallel Wireless, Inc. Subtotal					8,672,463	8,522,363	8,522,363
Wireless Total		13.2%				$8,754,591	$8,603,301	$8,603,301
	Grand Total	165.9%				$142,866,830	$131,576,413	$108,465,616
* As of December 31, 2021, loans with a cost basis of $31.0 million and a fair value of $8.0 million were classified as non-accrual. These loans have been accelerated from their original maturity and are due in their entirety. During the period for which these loans have been on non-accrual status, no interest income has been recognized.
** Indicates assets that the Fund deems “non-qualifying assets.” As of December 31, 2021, 8.0% of the Fund’s total assets represented non-qualifying assets. Under Section 55(a) of the 1940 Act, the Fund is prohibited from acquiring any additional non-qualifying assets unless, at the time of acquisition, certain specified qualifying assets (e.g., securities issued by an “eligible portfolio company,” as defined in Section 2(a)(46)) represent at least 70% of its total assets. As part of this calculation, the numerator consists of the value of the Fund’s investments in all eligible portfolio companies and the denominator consists of total assets less those assets described in Section 55(a)(7) of the 1940 Act.

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

(d) There is no readily available market price or secondary market for the Fund’s loan investments, hence the Manager determines fair value of all loan investments presented in the Schedule of Investments based on a hypothetical market and the estimates may include the use of significant unobservable inputs.

    As of December 31, 2021, all loans were made to non-affiliates.

VENTURE LENDING & LEASING VIII, INC.

Schedule of Investments
As of December 31, 2020

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date

Biotechnology
	Antheia, Inc.		Senior Secured	11.5%		$ 1,220,291	$ 1,206,345	$ 1,206,345	12/1/2022
	Antheia, Inc.		Senior Secured	11.5%		1,219,076	1,181,003	1,181,003	12/1/2022
	Antheia, Inc. Subtotal					2,439,367	2,387,348	2,387,348
	Driver Bioengineering, Inc.		Senior Secured	11.0%		349,663	311,553	311,553	4/1/2023
	Driver Bioengineering, Inc.		Senior Secured	11.0%		866,600	849,310	849,310	6/1/2023
	Driver Bioengineering, Inc. Subtotal					1,216,263	1,160,863	1,160,863
	Orpheus Therapeutics, Inc.		Senior Secured	18.0%		178,510	174,288	-	*
	Quartzy, Inc.		Senior Secured	12.0%		1,113,593	1,083,782	1,083,782	7/1/2024
	Quartzy, Inc.		Senior Secured	12.0%		1,113,211	1,085,490	1,085,490	5/1/2024
	Quartzy, Inc.		Senior Secured	12.0%		722,540	648,418	648,418	8/1/2023
	Quartzy, Inc. Subtotal					2,949,344	2,817,690	2,817,690
Biotechnology Total		4.0%				$ 6,783,484	$ 6,540,189	$ 6,365,901

Computers & Storage
	Canary Connect, Inc.		Senior Secured	12.8%		$ 2,256,808	$ 2,199,490	$ 2,199,490	3/1/2023
	Fetch Robotics, Inc.		Senior Secured	12.0%		7,418,932	7,104,656	7,104,656	6/1/2024
Computers & Storage Total		5.8%				$ 9,675,740	$ 9,304,146	$ 9,304,146

Internet
	Ainsly, Inc. ** ^		Senior Secured	12.5%		$ 247,340	$ 217,309	$ 217,309	9/1/2023
	Ainsly, Inc. ** ^		Senior Secured	12.5%		173,207	173,207	173,207	8/1/2022
	Ainsly, Inc. ** ^		Senior Secured	12.5%		519,587	490,896	490,896	8/1/2022
	Ainsly, Inc. ** ^ Subtotal					940,134	881,412	881,412
	Amino Payments, Inc.		Senior Secured	10.8%		830,084	794,625	669,630	*
	Bombfell, Inc.		Senior Secured	11.0%		597,384	297,205	3,748	*
	Cesium, Inc.		Senior Secured	10.3%		105,348	103,881	103,881	1/1/2023
	Cesium, Inc.		Senior Secured	10.3%		210,624	200,481	200,481	1/1/2023
	Cesium, Inc. Subtotal					315,972	304,362	304,362
	Clearsurance, Inc.		Senior Secured	10.3%		745,288	731,486	731,486	9/1/2021
	Daily Muse, Inc.		Senior Secured	11.0%		3,699,267	3,668,202	3,668,202	1/1/2022
	FLYR, Inc.		Senior Secured	11.7%		2,054,116	1,979,219	1,278,551	1/1/2022
	iZENEtech, Inc. ** ^		Senior Secured	11.0%		1,081,192	1,076,408	1,076,408	6/1/2021
	iZENEtech, Inc. ** ^		Senior Secured	11.0%		184,334	183,583	183,583	1/1/2021
	iZENEtech, Inc. ** ^ Subtotal					1,265,526	1,259,991	1,259,991
	Lenddo International ** ^		Senior Secured	18.0%		795,048	544,703	19,966	*
	Lukla, Inc.		Senior Secured	12.5%		247,208	237,422	237,422	6/1/2023
	Lukla, Inc.		Senior Secured	12.5%		407,447	363,868	363,868	12/1/2022
	Lukla, Inc. Subtotal					654,655	601,290	601,290

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	Masse, Inc.		Senior Secured	18.0%		304,001	144,008	10,000	*
	Merchbar, Inc.		Senior Secured	11.8%		451,293	430,995	430,995	3/1/2023
	MyPizza Technologies, Inc.		Senior Secured	11.5%		4,943,040	4,784,040	4,784,040	12/1/2023
	MyPizza Technologies, Inc.		Senior Secured	11.5%		2,471,842	2,436,444	2,436,444	2/1/2024
	MyPizza Technologies, Inc. Subtotal					7,414,882	7,220,484	7,220,484
	Nimble Rx, Inc.		Senior Secured	12.0%		1,236,949	1,188,381	1,188,381	11/1/2023
	Nimble Rx, Inc.		Senior Secured	12.0%		1,091,906	999,055	999,055	2/1/2023
	Nimble Rx, Inc. Subtotal					2,328,855	2,187,436	2,187,436
	OneLocal, Inc. ** ^		Senior Secured	12.3%		301,162	295,353	295,353	3/1/2023
	OneLocal, Inc. ** ^		Senior Secured	12.3%		301,150	296,454	296,454	3/1/2023
	OneLocal, Inc. ** ^		Senior Secured	12.3%		301,078	281,207	281,207	3/1/2023
	OneLocal, Inc. ** ^ Subtotal					903,390	873,014	873,014
	Osix Corporation		Senior Secured	12.3%		43,214	40,351	40,351	12/1/2021
	RenoFi, Inc.		Senior Secured	12.0%		247,292	231,778	231,778	6/1/2023
	RenoFi, Inc.		Senior Secured	12.0%		247,427	242,330	242,330	6/1/2023
	RenoFi, Inc. Subtotal					494,719	474,108	474,108
	Residently USA, LLC ** ^		Senior Secured	12.0%		873,899	789,139	789,139	2/1/2023
	Residently USA, LLC ** ^		Senior Secured	12.0%		371,000	371,000	371,000	12/1/2023
	Residently USA, LLC ** ^ Subtotal					1,244,899	1,160,139	1,160,139
	Serface Care, Inc.		Senior Secured	12.3%		961,139	566,912	21,201	*
	Shadow, PBC		Senior Secured	11.5%		470,556	441,930	441,930	10/1/2022
	SpotOn Computing, Inc.		Senior Secured	18.0%		1,893,528	1,853,788	792,634	*
	Stay Alfred, Inc.		Senior Secured	18.0%		10,932,368	8,846,733	1,262,774	*
	Verishop, Inc.		Senior Secured	12.0%		2,472,054	2,437,550	2,437,550	12/1/2023
	Verishop, Inc.		Senior Secured	12.0%		2,471,119	2,366,934	2,366,934	12/1/2023
	Verishop, Inc. Subtotal					4,943,173	4,804,484	4,804,484
Internet Total		18.3%				$ 44,283,491	$ 40,106,877	$ 29,138,188

Medical Devices
	Ablacon, Inc.		Senior Secured	11.0%		$ 2,256,537	$ 2,168,757	$ 2,168,757	3/1/2023
	Ablacon, Inc.		Senior Secured	11.0%		2,257,368	2,224,508	2,224,508	3/1/2023
	Ablacon, Inc. Subtotal					4,513,905	4,393,265	4,393,265
	Anutra Medical, Inc.		Senior Secured	12.0%		188,448	182,138	182,138	10/1/2022
	CytoVale, Inc.		Senior Secured	12.0%		494,475	470,113	470,113	10/1/2023
	CytoVale, Inc.		Senior Secured	12.0%		304,420	301,225	301,225	7/1/2022
	CytoVale, Inc.		Senior Secured	12.0%		362,240	358,640	358,640	6/1/2022
	CytoVale, Inc.		Senior Secured	12.0%		306,253	296,276	296,276	3/1/2022
	CytoVale, Inc.		Senior Secured	12.0%		494,687	485,502	485,502	11/1/2023
	CytoVale, Inc. Subtotal					1,962,075	1,911,756	1,911,756
	eXo Imaging, Inc.		Senior Secured	11.8%		1,978,816	1,837,427	1,837,427	9/1/2023
	eXo Imaging, Inc.		Senior Secured	11.8%		1,974,541	1,930,965	1,930,965	9/1/2023
	eXo Imaging, Inc. Subtotal					3,953,357	3,768,392	3,768,392
	Medrobotics Corporation, Inc.		Senior Secured	18.0%		10,000,000	8,793,564	3,275,462	*

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	RadiAction Ltd. ** ^		Senior Secured	11.5%		361,800	354,634	354,634	10/1/2021
	RadiAction Ltd. ** ^		Senior Secured	11.5%		562,882	557,426	557,426	4/1/2022
	RadiAction Ltd. ** ^ Subtotal					924,682	912,060	912,060
	Renovia, Inc.		Senior Secured	10.5%		7,869,790	7,157,643	7,157,643	1/1/2023
Medical Devices Total		13.5%				$ 29,412,257	$ 27,118,818	$ 21,600,716

Other Healthcare
	Caredox, Inc.		Senior Secured	11.8%		$ 775,417	$ 762,534	$ 762,534	7/1/2022
	Clover Health Investments Corporation		Senior Secured	11.0%		9,033,546	8,792,010	8,792,010	3/1/2022
	Clover Health Investments Corporation		Senior Secured	11.3%		6,428,843	6,428,843	6,428,843	10/1/2022
	Clover Health Investments Corporation Subtotal					15,462,389	15,220,853	15,220,853
	Emerald Cloud Lab, Inc.		Senior Secured	11.8%		1,052,899	1,011,549	1,011,549	12/1/2021
	GoForward, Inc.		Senior Secured	11.5%		3,094,971	3,004,838	3,004,838	6/1/2024
	GoForward, Inc.		Senior Secured	11.5%		6,181,238	5,735,573	5,735,573	9/1/2023
	GoForward, Inc. Subtotal					9,276,209	8,740,411	8,740,411
	Grin, Inc.		Senior Secured	12.0%		494,743	484,898	484,898	1/1/2024
	Grin, Inc.		Senior Secured	12.0%		989,140	944,177	944,177	10/1/2023
	Grin, Inc. Subtotal					1,483,883	1,429,075	1,429,075
	Hello Heart Inc.		Senior Secured	10.8%		255,287	251,669	251,669	7/1/2021
	Hello Heart Inc.		Senior Secured	10.8%		540,088	536,623	536,623	10/1/2021
	Hello Heart Inc.		Senior Secured	11.0%		932,214	919,531	919,531	4/1/2023
	Hello Heart Inc.		Senior Secured	11.0%		742,816	730,145	730,145	11/1/2023
	Hello Heart Inc.		Senior Secured	11.0%		1,164,939	1,115,829	1,115,829	4/1/2023
	Hello Heart Inc. Subtotal					3,635,344	3,553,797	3,553,797
	HumanAPI, Inc.		Senior Secured	11.8%		1,129,747	1,086,210	1,086,210	10/1/2022
	HumanAPI, Inc.		Senior Secured	11.8%		421,960	416,785	416,785	1/1/2023
	HumanAPI, Inc. Subtotal					1,551,707	1,502,995	1,502,995
	mPharma Data, Inc. ** ^		Senior Secured	10.0%		38,140	38,071	38,071	3/1/2021
	mPharma Data, Inc. ** ^		Senior Secured	10.0%		1,082,690	1,071,090	1,071,090	11/1/2021
	mPharma Data, Inc. ** ^ Subtotal					1,120,830	1,109,161	1,109,161
	Myolex, Inc.		Senior Secured	18.0%		762,531	726,537	211,873	*
	Naked Biome, Inc.		Senior Secured	18.0%		523,049	419,422	-	*
	Robin Care, Inc.		Senior Secured	11.5%		438,538	414,825	414,825	12/1/2021
	Sparta Software Corporation		Senior Secured	11.5%	2.2%	304,794	297,802	297,802	5/1/2022
	Therapydia, Inc.		Senior Secured	11.5%		216,666	213,232	213,232	1/1/2023
	Therapydia, Inc.		Senior Secured	12.5%	1.7%	106,892	106,892	106,892	6/1/2023
	Therapydia, Inc.		Senior Secured	11.5%		177,330	169,271	169,271	8/1/2022
	Therapydia, Inc.		Senior Secured	12.0%	1.7%	97,822	92,394	92,394	3/1/2023
	Therapydia, Inc.		Senior Secured	11.5%		208,955	205,760	205,760	12/1/2022
	Therapydia, Inc. Subtotal					807,665	787,549	787,549
Other Healthcare Total		21.9%				$ 37,195,255	$ 35,976,510	$ 35,042,424

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
Other Technology
	Abiquo Group, Inc. ** ^		Senior Secured	12.0%		$ 128,914	$ 126,753	$ 126,753	7/1/2021
	Aclima, Inc.		Senior Secured	11.9%		1,089,754	1,004,090	1,004,090	4/1/2022
	Aclima, Inc.		Senior Secured	12.0%		1,979,808	1,731,899	1,731,899	10/1/2023
	Aclima, Inc. Subtotal					3,069,562	2,735,989	2,735,989
	Antitoxin Technologies Inc. ** ^		Senior Secured	11.5%		361,110	344,164	344,164	9/1/2022
	Apollo Flight Research Inc.		Senior Secured	11.0%		210,893	207,995	207,995	1/1/2023
	Apollo Flight Research Inc.		Senior Secured	11.0%		313,128	304,774	304,774	6/1/2022
	Apollo Flight Research Inc. Subtotal					524,021	512,769	512,769
	ATeam Army, Inc.		Senior Secured	12.0%		1,165,134	1,109,842	1,109,842	4/1/2023
	Beanfields, PBC		Senior Secured	12.5%		789,585	759,532	759,532	3/1/2023
	Beanfields, PBC		Senior Secured	12.5%		564,609	553,012	553,012	3/1/2023
	Beanfields, PBC Subtotal					1,354,194	1,312,544	1,312,544
	Benson Hill Bio, Inc.		Senior Secured	12.5%		9,883,793	9,205,314	9,205,314	5/1/2024
	Brightside Benefit, Inc.		Senior Secured	12.1%		464,870	446,579	446,579	9/1/2022
	Brightside Benefit, Inc.		Senior Secured	12.4%		774,623	764,814	764,814	3/1/2023
	Brightside Benefit, Inc. Subtotal					1,239,493	1,211,393	1,211,393
	BW Industries, Inc.		Senior Secured	11.8%		1,770,873	1,642,182	1,642,182	5/1/2023
	BW Industries, Inc.		Senior Secured	11.8%		1,823,172	1,792,512	1,792,512	6/1/2023
	BW Industries, Inc. Subtotal					3,594,045	3,434,694	3,434,694
	Consumer Physics, Inc. ** ^		Senior Secured	11.0%		538,240	527,610	490,311	12/1/2021
	DOSH Holdings, Inc.		Senior Secured	0.0%		700,000	514,745	514,745	*
	Eguana Technologies, Inc. ** ^		Senior Secured	12.5%		924,922	892,458	892,458	2/1/2022
	Finiks, Inc.		Senior Secured	2.7%		667,500	27,115	44,731	*
	Fitplan, Inc. ** ^		Senior Secured	12.5%		1,226,870	1,086,325	1,058,116	*
	Flo Water, Inc.		Senior Secured	11.4%		170,441	168,913	168,913	5/1/2021
	Flo Water, Inc.		Senior Secured	11.8%		1,978,592	1,884,544	1,884,544	12/1/2023
	Flo Water, Inc. Subtotal					2,149,033	2,053,457	2,053,457
	Gap Year Global, Inc.		Senior Secured	18.0%		90,768	86,359	-	*
	Heartwork, Inc.		Senior Secured	18.0%		379,462	371,981	27,353	*
	Higher Ground Education, Inc.		Senior Secured	12.5%		481,455	473,834	473,834	8/1/2023
	Higher Ground Education, Inc.		Senior Secured	12.5%		442,838	436,301	436,301	5/1/2023
	Higher Ground Education, Inc.		Senior Secured	12.5%		1,289,010	1,270,861	1,270,861	4/1/2023
	Higher Ground Education, Inc.		Senior Secured	12.5%		1,946,804	1,865,641	1,865,641	1/1/2023
	Higher Ground Education, Inc. Subtotal					4,160,107	4,046,637	4,046,637
	Hint, Inc.		Senior Secured	11.0%		278,952	276,573	276,573	3/1/2021
	Hint, Inc.		Senior Secured	12.0%		4,944,981	4,446,655	4,446,655	6/1/2023
	Hint, Inc.		Senior Secured	11.0%		727,671	706,141	706,141	8/1/2021
	Hint, Inc.		Senior Secured	11.0%		639,224	639,224	639,224	7/1/2021
	Hint, Inc. Subtotal					6,590,828	6,068,593	6,068,593
	Jiko Group, Inc.		Senior Secured	12.0%		3,463,686	3,318,065	3,318,065	6/1/2023
	Kogniz, Inc.		Senior Secured	12.8%		220,052	203,327	203,327	3/1/2022

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	Lambda School, Inc.		Senior Secured	11.3%		2,474,403	2,474,403	2,474,403	8/1/2023
	Lambda School, Inc.		Senior Secured	11.3%		4,948,041	4,701,574	4,701,574	7/1/2023
	Lambda School, Inc. Subtotal					7,422,444	7,175,977	7,175,977
	LanzaTech New Zealand Ltd.		Senior Secured	13.3%		285,170	284,714	284,714	3/1/2021
	Make School, Inc.		Senior Secured	11.3%		291,677	287,406	287,406	8/1/2021
	Neuehouse, LLC		Senior Secured	12.0%		1,750,000	1,292,765	1,292,765	*
	Nevada Nanotech Systems, Inc.		Senior Secured	12.0%		222,226	217,658	217,658	6/1/2021
	NewGlobe Schools, Inc. ** ^		Senior Secured	12.5%		2,769,725	2,695,080	2,695,080	8/1/2022
	NewGlobe Schools, Inc. ** ^		Senior Secured	12.5%		3,459,803	3,315,571	3,315,571	8/1/2023
	NewGlobe Schools, Inc. ** ^ Subtotal					6,229,528	6,010,651	6,010,651
	Northern Quinoa Production Corporation ** ^		Senior Secured	10.7%		6,010,527	5,771,260	5,352,659	12/1/2022
	Noteleaf, Inc.		Senior Secured	12.5%		2,277,124	2,161,761	1,028,982	*
	Opya, Inc.		Senior Secured	12.0%		1,188,091	1,155,377	1,155,377	11/1/2023
	Ozy Media, Inc.		Senior Secured	12.8%		2,470,510	2,383,782	2,383,782	6/1/2023
	PDQ Enterprises LLC **		Senior Secured	11.0%		240,964	240,531	240,531	2/1/2021
	Percepto, Inc.		Senior Secured	12.2%		1,799,336	1,721,548	1,721,548	4/1/2023
	Pitzi, Ltd. ** ^		Senior Secured	12.0%		482,870	376,812	376,812	11/1/2023
	Pitzi, Ltd. ** ^		Senior Secured	12.0%		1,483,727	1,435,741	1,435,741	4/1/2024
	Pitzi, Ltd. ** ^ Subtotal					1,966,597	1,812,553	1,812,553
	Plant Prefab, Inc.		Senior Secured	11.0%		1,045,516	999,473	999,473	8/1/2022
	Platform Science, Inc.		Senior Secured	12.0%		623,171	601,043	601,043	2/1/2022
	Plenty Unlimited, Inc.		Senior Secured	9.0%	11.7%	159,868	159,505	159,505	1/1/2021
	Plenty Unlimited, Inc.		Senior Secured	9.0%	9.4%	217,703	217,280	217,280	3/1/2021
	Plenty Unlimited, Inc.		Senior Secured	9.0%	11.7%	1,103,738	1,089,466	1,089,466	9/1/2021
	Plenty Unlimited, Inc. Subtotal					1,481,309	1,466,251	1,466,251
	Plethora, Inc.		Senior Secured	11.2%		2,272,587	2,152,867	2,152,867	7/1/2022
	Romaine Empire, Inc.		Senior Secured	12.3%		5,454,020	5,227,539	5,227,539	7/1/2023
	Saltbox, Inc.		Senior Secured	12.3%		423,968	408,719	408,719	6/1/2023
	SMS OPCO LLC		Senior Secured	8.0%		36,875	18,125	18,125	*
	Strong Arm Technologies, Inc.		Senior Secured	12.0%		209,338	207,281	207,281	5/1/2021
	Sustainable Living Partners, LLC		Senior Secured	12.5%		4,479,984	3,999,116	3,999,116	8/1/2023
	Terramera, Inc. ** ^		Senior Secured	12.0%		275,821	272,706	272,706	4/1/2021
	Terramera, Inc. ** ^		Senior Secured	12.0%		137,941	137,444	137,444	4/1/2021
	Terramera, Inc. ** ^ Subtotal					413,762	410,150	410,150
	Theatro Labs, Inc.		Senior Secured	12.0%		888,982	873,903	873,903	8/1/2022
	UniEnergy Technologies LLC		Senior Secured	12.3%		1,351,234	1,309,132	874,137	*
	Veev Group, Inc.		Senior Secured	12.5%		1,235,419	1,122,426	1,122,426	6/1/2023
	Veev Group, Inc.		Senior Secured	12.5%		3,707,038	3,648,365	3,648,365	6/1/2023
	Veev Group, Inc.		Senior Secured	12.5%		432,783	424,481	424,481	12/1/2021
	Veev Group, Inc. Subtotal					5,375,240	5,195,272	5,195,272
	Velo Holdings Limited		Senior Secured	12.0%		2,471,720	2,252,248	1,985,209	*

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	Virtuix Holdings, Inc.		Senior Secured	12.3%		141,134	139,438	117,049	4/1/2022
	Welcome Tech, Inc.		Senior Secured	10.5%		578,778	545,308	545,308	5/1/2022
	Wheels Labs, Inc.		Senior Secured	12.5%		3,115,612	3,051,198	3,051,198	8/1/2022
	Wine Plum, Inc.		Senior Secured	12.5%		723,778	701,625	701,625	9/1/2022
Other Technology Total		60.4%				$ 105,672,936	$ 99,264,805	$ 96,510,123

Security
	Axonius, Inc.		Senior Secured	12.0%		$ 164,208	$ 161,820	$ 161,820	9/1/2021
	Karamba Security Ltd. ** ^		Senior Secured	12.0%		942,140	893,736	893,736	6/1/2022
	Nok Nok Labs, Inc.		Senior Secured	12.5%		540,071	533,246	533,246	6/1/2022
	Safetrust Holdings, Inc.		Senior Secured	12.5%		249,930	186,010	186,010	8/1/2021
Security Total		1.1%				$ 1,896,349	$ 1,774,812	$ 1,774,812

Semiconductors & Equipment
	ETA Compute, Inc.		Senior Secured	12.0%		$ 596,190	$ 585,915	$ 585,915	11/1/2021
	Innophase, Inc.		Senior Secured	11.8%		665,278	662,301	662,301	6/1/2021
	Innophase, Inc.		Senior Secured	11.8%		1,551,410	1,537,272	1,537,272	6/1/2021
	Innophase, Inc. Subtotal					2,216,688	2,199,573	2,199,573
Semiconductors & Equipment Total		1.8%				$ 2,812,878	$ 2,785,488	$ 2,785,488

Software
	Aptible, Inc.		Senior Secured	11.8%		$ 17,356	$ 17,308	$ 17,308	2/1/2021
	ArborMetrix, Inc.		Senior Secured	12.5%		741,595	721,872	721,872	9/1/2023
	ArborMetrix, Inc.		Senior Secured	11.5%		577,973	577,973	577,973	6/1/2022
	ArborMetrix, Inc.		Senior Secured	12.5%		1,482,031	1,424,994	1,424,994	9/1/2023
	ArborMetrix, Inc.		Senior Secured	11.5%		2,022,100	1,976,670	1,976,670	6/1/2022
	ArborMetrix, Inc. Subtotal					4,823,699	4,701,509	4,701,509
	Blockdaemon, Inc.		Senior Secured	11.3%		156,750	153,047	153,047	6/1/2022
	Blockdaemon, Inc.		Senior Secured	11.3%		72,916	70,543	70,543	8/1/2021
	Blockdaemon, Inc. Subtotal					229,666	223,590	223,590
	Bloomboard, Inc.		Senior Secured	11.5%		2,542,024	1,225,605	1,132,676	*
	Canary Technologies Corporation		Senior Secured	11.5%		247,338	234,633	234,633	6/1/2023
	Censia Inc.		Senior Secured	11.0%		751,876	723,062	723,062	10/1/2022
	Cloudleaf, Inc.		Senior Secured	12.0%		1,445,065	1,360,260	1,360,260	8/1/2023
	Cloudleaf, Inc.		Senior Secured	12.0%		739,000	724,597	724,597	9/1/2024
	Cloudleaf, Inc.		Senior Secured	12.0%		302,692	297,928	297,928	9/1/2021
	Cloudleaf, Inc. Subtotal					2,486,757	2,382,785	2,382,785
	DealPath, Inc.		Senior Secured	11.0%		289,086	287,577	287,577	5/1/2021
	Dynamics, Inc.		Senior Secured	12.5%		2,208,811	2,106,703	2,106,703	8/1/2021
	Eskalera, Inc.		Senior Secured	10.5%		902,496	877,642	877,642	3/1/2023
	Estify, Inc.		Senior Secured	18.0%		842,819	737,672	154,458	*
	Fortress IQ, Inc.		Senior Secured	11.3%		253,904	249,744	249,744	11/1/2021
	GoFormz, Inc.		Senior Secured	12.0%		232,837	229,478	229,478	6/1/2021

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	ICX Media, Inc.		Senior Secured	12.5%		247,171	242,814	242,814	7/1/2023
	ICX Media, Inc.		Senior Secured	12.5%		240,098	236,153	236,153	5/1/2023
	ICX Media, Inc.		Senior Secured	12.5%		298,886	285,701	285,701	5/1/2022
	ICX Media, Inc. Subtotal					786,155	764,668	764,668
	Invoice2Go, Inc.		Senior Secured	11.8%		240,887	239,594	239,594	4/1/2021
	Invoice2Go, Inc.		Senior Secured	11.8%		206,485	206,485	206,485	4/1/2021
	Invoice2Go, Inc.		Senior Secured	12.0%		989,150	806,149	806,149	3/1/2024
	Invoice2Go, Inc.		Senior Secured	12.0%		988,822	957,755	957,755	6/1/2023
	Invoice2Go, Inc.		Senior Secured	12.0%		902,702	892,679	892,679	3/1/2023
	Invoice2Go, Inc.		Senior Secured	12.0%		783,778	776,169	776,169	11/1/2022
	Invoice2Go, Inc.		Senior Secured	12.0%		660,026	654,481	654,481	7/1/2022
	Invoice2Go, Inc.		Senior Secured	12.0%		531,244	498,925	498,925	3/1/2022
	Invoice2Go, Inc.		Senior Secured	11.8%		240,892	240,892	240,892	4/1/2021
	Invoice2Go, Inc.		Senior Secured	12.0%		989,486	944,616	944,616	6/1/2024
	Invoice2Go, Inc. Subtotal					6,533,472	6,217,745	6,217,745
	Ipolipo, Inc.		Senior Secured	12.0%		2,066,199	1,943,195	1,476,836	6/1/2022
	Lucideus, Inc.		Senior Secured	12.0%		436,842	411,722	411,722	2/1/2023
	Medable, Inc.		Senior Secured	12.0%		1,746,992	1,657,497	1,657,497	2/1/2023
	Medable, Inc.		Senior Secured	12.0%		873,608	862,217	862,217	2/1/2023
	Medable, Inc. Subtotal					2,620,600	2,519,714	2,519,714
	Metarail, Inc.		Senior Secured	12.0%		735,278	723,738	487,382	7/1/2023
	Metawave Corporation		Senior Secured	12.0%		608,751	595,704	595,704	7/1/2022
	Migo Money, Inc. ** ^		Senior Secured	12.5%		266,341	266,341	266,341	3/1/2022
	Migo Money, Inc. ** ^		Senior Secured	12.3%		324,019	313,653	313,653	12/1/2021
	Migo Money, Inc. ** ^ Subtotal					590,360	579,994	579,994
	OrderGroove, Inc.		Senior Secured	12.0%		4,755,473	4,424,662	4,424,662	4/1/2024
	Owl Cameras, Inc.		Senior Secured	18.0%		605,050	310,170	308,414	*
	PlushCare, Inc.		Senior Secured	11.8%		595,693	579,013	579,013	5/1/2022
	PlushCare, Inc.		Senior Secured	11.8%		447,140	441,429	441,429	5/1/2022
	PlushCare, Inc. Subtotal					1,042,833	1,020,442	1,020,442
	Resilio, Inc.		Senior Secured	12.8%		46,851	46,851	46,851	5/1/2021
	Resilio, Inc.		Senior Secured	12.8%		28,407	27,431	27,431	3/1/2021
	Resilio, Inc. Subtotal					75,258	74,282	74,282
	Splitwise, Inc.		Senior Secured	12.3%		407,224	393,458	393,458	12/1/2022
	Swivel, Inc.		Senior Secured	12.0%		173,702	173,702	173,702	10/1/2022
	Swivel, Inc.		Senior Secured	12.0%		159,432	152,178	152,178	8/1/2022
	Swivel, Inc. Subtotal					333,134	325,880	325,880
	Trendalytics Innovation Labs, Inc.		Senior Secured	12.8%		189,070	177,064	156,140	6/1/2022
	Truthset, Inc.		Senior Secured	10.5%		327,294	308,736	308,736	2/1/2023
	Truthset, Inc.		Senior Secured	10.5%		360,505	360,505	360,505	5/1/2023
	Truthset, Inc. Subtotal					687,799	669,241	669,241
	VenueNext, Inc.		Senior Secured	0.0%		1,016,143	938,226	751,086	*
	Venuetize, Inc.		Senior Secured	12.3%		130,209	123,167	123,167	4/1/2022

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	Workspot, Inc.		Senior Secured	12.0%		518,863	493,458	493,458	8/1/2022
	Workspot, Inc.		Senior Secured	12.0%		246,296	239,558	239,558	9/1/2021
	Workspot, Inc.		Senior Secured	12.0%		565,294	555,453	555,453	10/1/2022
	Workspot, Inc. Subtotal					1,330,453	1,288,469	1,288,469
Software Total		22.5%				$ 40,778,972	$ 37,498,849	$ 35,910,171

Technology Services
	Blazent, Inc.		Senior Secured	12.0%		$ 1,464,421	$ 989,830	$ 768,564	*
	CloudIQ Ltd. ** ^		Senior Secured	12.0%		1,156,720	1,108,942	906,974	12/1/2021
	Dolly, Inc.		Senior Secured	12.1%		530,265	514,590	514,590	5/1/2021
	Klar Holdings Limited ** ^		Senior Secured	14.2%	4.0%	248,885	235,790	235,790	7/1/2023
	Klar Holdings Limited ** ^		Senior Secured	12.5%		188,627	161,586	161,586	10/1/2022
	Klar Holdings Limited ** ^ Subtotal					437,512	397,376	397,376
	Leap Services, Inc.		Senior Secured	12.0%		314,353	305,005	305,005	6/1/2022
	Lifit, Inc. ** ^		Senior Secured	12.0%		345,793	329,478	329,478	8/1/2022
	Lifit, Inc. ** ^		Senior Secured	12.0%		376,772	371,984	371,984	10/1/2022
	Lifit, Inc. ** ^ Subtotal					722,565	701,462	701,462
	Loansnap Holdings Inc. **		Senior Secured	11.0%		2,236,556	2,118,234	1,913,394	12/1/2022
	PayJoy, Inc. **		Senior Secured	10.0%		288,795	284,794	284,794	8/1/2021
	Relimetrics, Inc.		Senior Secured	11.3%		173,675	169,806	169,806	1/1/2022
	Riffyn, Inc.		Senior Secured	11.5%		110,635	110,147	110,147	6/1/2021
	Riffyn, Inc.		Senior Secured	11.5%		112,218	111,492	111,492	3/1/2021
	Riffyn, Inc. Subtotal					222,853	221,639	221,639
	Solugen, Inc.		Senior Secured	11.0%		1,054,706	1,038,103	1,038,103	1/1/2023
	Solugen, Inc.		Senior Secured	11.0%		2,107,961	2,007,714	2,007,714	1/1/2023
	Solugen, Inc.		Senior Secured	11.0%		1,054,189	1,041,250	1,041,250	1/1/2023
	Solugen, Inc. Subtotal					4,216,856	4,087,067	4,087,067
	Thrive Financial, Inc. **		Senior Secured	11.5%		752,761	724,585	724,585	10/1/2022
	Thrive Financial, Inc. **		Senior Secured	9.3%		247,981	247,981	247,981	11/1/2023
	Thrive Financial, Inc. ** Subtotal					1,000,742	972,566	972,566
	TrueFacet, Inc.		Senior Secured	18.0%		871,610	839,387	-	*
	Zeel Networks, Inc.		Senior Secured	11.0%		2,531,182	2,468,819	2,283,564	3/1/2022
Technology Services Total		8.5%				$ 16,168,105	$ 15,179,517	$ 13,526,801

Wireless
	AirVine Scientific, Inc.		Senior Secured	12.0%		$ 90,366	$ 86,490	$ 86,490	9/1/2022
	AirVine Scientific, Inc.		Senior Secured	12.0%		90,429	88,728	88,728	9/1/2022
	AirVine Scientific, Inc. Subtotal					180,795	175,218	175,218
	Parallel Wireless, Inc.		Senior Secured	11.8%		6,428,736	6,168,641	6,168,641	6/1/2023
	Parallel Wireless, Inc.		Senior Secured	11.8%		3,215,575	3,162,405	3,162,405	9/1/2023
	Parallel Wireless, Inc.		Senior Secured	11.8%		3,215,116	3,164,764	3,164,764	8/1/2023
	Parallel Wireless, Inc. Subtotal					12,859,427	12,495,810	12,495,810
Wireless Total		7.9%				$ 13,040,222	$ 12,671,028	$ 12,671,028
Grand Total		165.7%				$ 307,719,689	$ 288,221,039	$ 264,629,798

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

(d) There is no readily available market price or secondary market for the Fund’s loan investments, hence the Manager determines fair value of all loan investments presented in the Schedule of Investments based on a hypothetical market and the estimates may include the use of significant unobservable inputs.

    As of December 31, 2020, all loans were made to non-affiliates.

See notes to financial statements

VENTURE LENDING & LEASING VIII, INC.
Schedules of Derivative Instruments
As of December 31, 2021 and 2020

			AS OF DECEMBER 31, 2021
Description and terms of payments to be received from another party	Description and terms of payments to be paid to another party	Counterparty	Maturity Date	Notional Amount	Fair Value	Upfront payments / receipts	Unrealized appreciation / (depreciation) (a)
Interest Rate Collar
Floating interest rate greater of USD-LIBOR-BBA or 1.00%, to be received monthly	Floating interest rate of USD-LIBOR-BBA with floor interest rate 0.215%, to be paid monthly	MUFG Union Bank, N.A.	1/11/2023	$30,000,000	$(4,733)	$—	$(4,733)

Total				$30,000,000	$(4,733)	$—	$(4,733)

			AS OF DECEMBER 31, 2020
Description and terms of payments to be received from another party	Description and terms of payments to be paid to another party	Counterparty	Maturity Date	Notional Amount	Fair Value	Upfront payments / receipts	Unrealized appreciation / (depreciation) (a)
Cancellable Interest Rate Swap
Floating interest rate greater of USD-LIBOR-BBA or 1.00%, to be received monthly	Floating interest rate of USD-LIBOR-BBA with floor interest rate 0.215%, to be paid monthly	MUFG Union Bank, N.A.	1/11/2023	$65,000,000	$(61,242)	$—	$(61,242)

Total				$65,000,000	$(61,242)	$—	$(61,242)

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
2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Accounting and Use of Estimates
The preparation of financial statements in conformity with United States Generally Accepted Accounting Principles (“U.S. GAAP”) requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. As an investment company, the Fund follows accounting and reporting guidance as set forth in Topic 946 (“Financial Services – Investment Companies”) of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification, as amended (“ASC”). Certain prior period information have been reclassified and/or disclosed to conform to the current year presentation.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand and money market mutual funds with maturities of 90 days or less. Money market mutual funds held as cash equivalents are valued at their most recently traded net asset value. Within cash and cash equivalents, as of December 31, 2021, the Fund held 2,815,756 units in the First American Government Obligations Fund valued at $1 per unit at a yield of 0.02%, which represented 4.31% of the net assets of the Fund. Within cash and cash equivalents, as of December 31, 2020, the fund held 8,751,396 units in the Blackrock Treasury Trust Institutional Fund valued at $1 per unit at a yield of 0.02%, which represented 5.48% of the net assets of the Fund.
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
As of December 31, 2021 and 2020, the financial statements included nonmarketable investments of $108.5 million and $264.6 million, respectively, (or 95.4% and 95.1% of the total assets, respectively), with the fair values determined by the Manager in the absence of readily determinable market values. Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Below is the information used by the Manager in making these estimates.

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

As of December 31, 2021 and 2020, loans with a cost basis of $31.0 million and $37.3 million and a fair value of $8.0 million and $16.2 million were classified as non-accrual, respectively.
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

    The remaining expected lives of warrants are based on historical experience of the average life of the warrants, as warrants are often exercised in the event of acquisitions, mergers, or initial public offerings, and terminated due to events such as bankruptcies, restructuring activities, or additional financings. These events cause the expected term to be less than the remaining contractual term of the warrants. As of December 31, 2021 and 2020, the Fund assumed the average duration of a warrant was 4.0 years. The effect of a hypothetical increase in the estimated initial term of the warrants used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants. However, the estimated initial term of the warrants is one factor, of many, used in the valuation of warrants, and by itself does not have a significant impact on the result of operations.

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

Recent Accounting Pronouncements

In January 2021, the FASB issued Accounting Standards Update No. 2021-01, “Reference Rate Reform (Topic 848) - Scope.” The amendment clarifies that certain optional expedients and exceptions in the reference rate reform topic for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The amendment in ASU 2021-01 is effective for all entities immediately upon issuance. The Fund elected to adopt the amendment and there was no material impact on its financial statements and disclosures.
3. FAIR VALUE DISCLOSURES
The Fund provides asset-based financing primarily to start-up and emerging growth Venture-Backed Companies pursuant to commitments whereby the Fund agrees to finance assets and provide working or growth capital up to a specified amount for the term of the commitment, upon the terms and subject to the conditions specified by such commitment. Even though these loans are generally secured by the assets of the borrowers, the Fund in most cases is subject to the credit risk of such companies. As of December 31, 2021 and 2020, the Fund’s investments in loans were primarily to companies based within the United States and were diversified among borrowers in the industry segments shown in the Schedules of Investments. All loans are senior to unsecured creditors and other secured creditors, unless as indicated in the Schedules of Investments.

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
The tables below show the weighted-average interest rate of the performing loans and all loans.

Performing Loans	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020
Weighted-Average Interest Rate - Cash	16.06%	14.47%
Weighted-Average Interest Rate- Non-Cash	3.84%	3.53%
Weighted-Average Interest Rate	19.90%	18.00%
All Loans	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020
Weighted-Average Interest Rate - Cash	15.99%	13.92%
Weighted-Average Interest Rate- Non-Cash	3.58%	3.38%
Weighted-Average Interest Rate	19.57%	17.30%

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

All loans as of December 31, 2021 and 2020 were pledged as collateral for the debt facility, and the Fund’s borrowings are generally collateralized by all assets of the Fund. As of December 31, 2021 and 2020, the Fund had unexpired unfunded commitments to borrowers of $0 and $22.3 million, respectively.
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
There were no transfers in and out of Level 1, 2 or 3 during the years ended December 31, 2021 and 2020.
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
The following tables provide quantitative information about the Fund’s Level 3 fair value measurements of the Fund’s investments by industry as of December 31, 2021 and 2020. In addition to the techniques and inputs noted in the tables below, the Fund may also use other valuation techniques and methodologies when determining its fair value measurements.

Investment Type - Level 3
Loan Investments	Fair Values at December 31, 2021	Valuation Techniques / Methodologies	Unobservable Inputs	Ranges	Weighted Averages (a)

Biotechnology	$3,200,447	Hypothetical market analysis	Hypothetical market coupon rate	15% - 15%	15%
		Asset recovery	Probability weighting of alternative outcomes	100% *

Computers and Storage	1,312,821	Hypothetical market analysis	Hypothetical market coupon rate	*	15%

Internet	16,538,326	Hypothetical market analysis	Hypothetical market coupon rate	11% - 19%	14%
		Asset recovery	Probability weightings of alternative outcomes	10% - 100% ^

Medical Devices	12,647,229	Hypothetical market analysis	Hypothetical market coupon rate	13% - 33%	23%
		Asset recovery	Probability weighting of alternative outcomes	35% - 65% *

Other Healthcare	10,817,936	Hypothetical market analysis	Hypothetical market coupon rate	13% - 15%	15%
		Asset recovery	Probability weightings of alternative outcomes	20% - 100% ^

Other Technology	42,172,467	Hypothetical market analysis	Hypothetical market coupon rate	13% - 34%	17%
		Asset recovery	Probability weightings of alternative outcomes	5% - 100% ^

Security	516,806	Hypothetical market analysis	Hypothetical market coupon rate	14% - 19%	17%

Software	8,331,989	Hypothetical market analysis	Hypothetical market coupon rate	12% - 23%	16%
		Asset recovery	Probability weightings of alternative outcomes	10% - 100% ^

Technology Services	4,324,294	Hypothetical market analysis	Hypothetical market coupon rate	13% - 22%	14%
		Asset recovery	Probability weightings of alternative outcomes	5% - 50% ^

Wireless	8,603,301	Hypothetical market analysis	Hypothetical market coupon rate	14% - 16%	14%

Total Loan Investments	$108,465,616
(a) The weighted-average hypothetical market coupon rates were calculated using the relative fair value of the loans.
* There is only one loan within the industry.
^ Probability weightings vary among portfolio companies within each industry based on different potential future outcomes.

Investment Type - Level 3
Loan Investments	Fair Values at December 31, 2020	Valuation Techniques / Methodologies	Unobservable Inputs	Ranges	Weighted-Averages (a)

Biotechnology	$6,365,901	Hypothetical market analysis	Hypothetical market coupon rate	14% - 15%	15%
		Asset recovery	Probability weighting of alternative outcomes	100% *

Computers and Storage	9,304,146	Hypothetical market analysis	Hypothetical market coupon rate	14% - 15%	14%

Internet	29,138,188	Hypothetical market analysis	Hypothetical market coupon rate	12% - 25%	15%
		Asset recovery	Probability weightings of alternative outcomes	25% - 100% ^

Medical Devices	21,600,716	Hypothetical market analysis	Hypothetical market coupon rate	13% - 18%	16%
		Asset recovery	Probability weightings of alternative outcomes	20% - 80% ^

Other Healthcare	35,042,424	Hypothetical market analysis	Hypothetical market coupon rate	12% - 24%	14%
		Asset recovery	Probability weightings of alternative outcomes	50% - 100% ^

Other Technology	96,510,123	Hypothetical market analysis	Hypothetical market coupon rate	12% - 25%	16%
		Asset recovery	Probability weightings of alternative outcomes	5% - 100% ^

Security	1,774,812	Hypothetical market analysis	Hypothetical market coupon rate	14% - 99%	25%

Semiconductors and Equipment	2,785,488	Hypothetical market analysis	Hypothetical market coupon rate	14% - 16%	15%

Software	35,910,171	Hypothetical market analysis	Hypothetical market coupon rate	13% - 26%	16%
		Asset recovery	Probability weightings of alternative outcomes	20% - 80% ^

Technology Services	13,526,801	Hypothetical market analysis	Hypothetical market coupon rate	14% - 23%	15%
		Asset recovery	Probability weightings of alternative outcomes	10% - 100% ^

Wireless	12,671,028	Hypothetical market analysis	Hypothetical market coupon rate	14% - 16%	14%

Total Loan Investments	$264,629,798
(a) The weighted-average hypothetical market coupon rates were calculated using the relative fair value of the loans.
* There is only one loan within the industry.
^ Probability weightings vary among portfolio companies within each industry based on different potential future outcomes.

The following tables present the balances of assets and liabilities as of December 31, 2021 and 2020 measured at fair value on a recurring basis:

As of December 31, 2021
ASSETS:	Level 1	Level 2	Level 3	Total
Loans†	$—	$—	$108,465,616	$108,465,616
Cash equivalents	2,815,756	—	—	2,815,756
Total assets	$2,815,756	$—	$108,465,616	$111,281,372

LIABILITIES:	Level 1	Level 2	Level 3	Total
Borrowings under debt facility	$—	$47,000,000	$—	$47,000,000
Derivative liability	—	4,733	—	4,733
Total liabilities	$—	$47,004,733	$—	$47,004,733

As of December 31, 2020
ASSETS:	Level 1	Level 2	Level 3	Total
Loans†	$—	$—	$264,629,798	$264,629,798
Cash equivalents	8,751,396	—	—	8,751,396
Total assets	$8,751,396	$—	$264,629,798	$273,381,194

LIABILITIES:	Level 1	Level 2	Level 3	Total
Borrowings under debt facility	$—	$115,500,000	$—	$115,500,000
Derivative liability	—	61,242	—	61,242
Total liabilities	$—	$115,561,242	$—	$115,561,242
† For a detailed listing of borrowers comprising this amount, please refer to the Schedules of Investments.
    The following tables provide a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Year Ended December 31, 2021
	Loans	Warrants
Beginning balance	$264,629,798	$—
Acquisitions and originations	1,500,000	1,275,096
Principal payments on loans, net of accretion	(154,707,105)	—
Proceeds from sale of loan	(1,425,000)	—
Distributions to shareholder	—	(1,275,096)
Net change in unrealized gain (loss) from loans	480,443	—
Net realized loss from loans	(2,012,521)	—
Ending balance	$108,465,615	$—
Net change in unrealized loss from loans relating to loans still held at December 31, 2021	$(4,069,085)

	For the Year Ended December 31, 2020
	Loans	Warrants	Stock	Convertible Note
Beginning balance	$371,955,824	$—	$—	$—
Acquisitions and originations	96,050,000	7,180,857	139,063	226,094
Principal payments on loans, net of accretion	(185,994,139)	—	—	—
Distributions to shareholder	—	(7,180,857)	(139,063)	(226,094)
Net change in unrealized gain (loss) from loans	(16,502,646)	$—	—	—
Net realized loss from loans	(879,241)	$—	—	—
Ending balance	$264,629,798	$—	$—	$—
Net change in unrealized loss from loans relating to loans still held at December 31, 2020	$(17,642,737)
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
5.  CAPITAL STOCK
As of both December 31, 2021 and 2020, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding. Total committed capital of the Company, as of both December 31, 2021 and 2020, was $423.6 million. Total contributed capital to the Company through December 31, 2021 and 2020 was $415.2 million of which $356.1 million and $352.1 million were contributed to the Fund, respectively.
The chart below shows the distributions of the Fund for the years ended December 31, 2021, 2020 and 2019.

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Cash distributions	$123,400,000	$101,400,000	36,750,000
Distributions of equity securities and convertible notes	1,275,096	7,546,014	19,357,012
Total distributions to shareholder	$124,675,096	$108,946,014	56,107,012
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

Effective from March 31, 2021, the facility size automatically and permanently reduces on the last business day of each quarter by an amount equal to 10% of the facility size as of December 31, 2020, or $15.0 million; provided that from and after January 1, 2021, any optional reductions to the facility will reduce, dollar for dollar, the next scheduled reduction amount.

The Fund further reduced the size of the debt facility in the ordinary course of business and the debt facility commitment as of December 31, 2021 was $55.0 million, of which, $47.0 million remains outstanding.

The Fund is permitted to borrow in any amounts so long as its asset coverage ratio, as defined in the 1940 Act, is at least 200% after giving effect to such borrowings. As of December 31, 2021 and 2020, the Fund's asset coverage ratio was 239% and 238%, respectively.

All of the assets of the Fund collateralize borrowings by the Fund. Loans under the facility may be, at the option of the Fund, a Reference Rate Loan, a LIBOR Loan or a LIBOR Market Index Rate Loan. As of December 31, 2021, the Fund’s outstanding borrowings were LIBOR Market Index Rate Loans.

Borrowings under the facility are collateralized by receivables from loans to portfolio companies advanced by the Fund with assignment of such receivables to the financial institution, plus all of the other assets of the Fund. The Fund pays interest on its borrowings and a fee on the unused portion of the facility. Under the Amended Loan Agreement, interest is charged to the Fund based on its borrowings, pursuant to the election of the Fund, at an annual rate of either (i) Reference Rate plus 1.75%, (ii) LIBOR plus 2.75% or (iii) LIBOR Market Index Rate plus 2.75%. When the Fund is using 50% or more of the maximum amount available under the Amended Loan Agreement, the applicable commitment fee is 0.25% of the unused portion of the loan facility; otherwise, the applicable commitment fee is 0.50% of the unused portion. The Fund pays the unused credit line fee quarterly. As of December 31, 2021 and 2020, $47.0 million and $115.5 million, respectively, were outstanding under the facility.

    As of December 31, 2021, the LIBOR rate was as follows:

1-Month LIBOR	0.1013%
3-Month LIBOR	0.2091%

Bank fees and other costs of $3.8 million incurred in connection with the acquisition of the facility have been capitalized and are amortized to interest expense on a straight-line basis over the expected life of the facility. As of December 31, 2021 and 2020, the unamortized fees and costs were $0.9 million and $1.5 million, respectively. The unamortized fees and costs are amortized over the expected life of the facility, which is expected to terminate on August 26, 2023.

The facility is revolving and as such does not have a specified repayment schedule, although advances are secured by the assets of the Fund and thus repayments will be required as assets decline. The facility contains various covenants including financial covenants related to: (i) minimum debt service coverage ratio, (ii) interest coverage ratio, (iii) maximum loan loss reserves and (iv) unfunded commitment ratio. There are also various restrictive covenants, including limitations on: (i) the incurrence of liens, (ii) consolidations, mergers and asset sales and (iii) capital expenditures. As of December 31, 2021 and 2020, Management is not aware of instances of non-compliance with financial covenants.

The following is the summary of the outstanding facility draws as of December 31, 2021:

	Amount	Maturity Date	All-In Interest Rate*
LIBOR Market Index Rate Loans	$47,000,000	August 26, 2023	Variable based on 1-month LIBOR Rate
Total Outstanding	$47,000,000
* Inclusive of 2.75% applicable LIBOR margin plus LIBOR rate.

The following is the summary of the outstanding facility draws as of December 31, 2020:

	Amount	Maturity Date	All-In Interest Rate†
LIBOR Market Index Rate Loans	$115,500,000	August 26, 2023	Variable based on 1-month LIBOR Rate
Total Outstanding	$115,500,000
† Inclusive of 2.75% applicable LIBOR margin plus LIBOR rate.
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
Management Fees of $4.5 million, $8.2 million and $9.7 million were recognized as expenses for the years ended December 31, 2021, 2020 and 2019, respectively.

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

Transactions with Venture Lending & Leasing IX, Inc. (“Fund IX”)

The Manager also serves as the investment manager for Fund IX. The Fund’s Board of Directors determined that so long as Fund IX has capital available to invest in loan transactions with final maturities earlier than December 31, 2028 (the date on which Fund IX will be dissolved), the Fund may invest in each portfolio company in which Fund IX invests. Generally, the amount of each Investment will be allocated 50% to the Fund and 50% to Fund IX, or such other allocations as may be determined by the respective fund boards, so long as the Fund has capital available to invest. The ability of the Fund to co-invest with Fund IX, and other clients advised by the Manager, is subject to the Conditions described above. Effective March 31, 2020, the Fund is no longer permitted to enter into new commitments with borrowers; however, the Fund was permitted to fund existing commitments through March 31, 2021. To the extent that clients, other than Fund IX, advised by the Manager (but in which the Manager has no proprietary interest) invest in opportunities available to the Fund, the Manager will allocate such opportunities among the Fund and such other clients in a manner deemed fair and equitable considering all of the circumstances in accordance with the Conditions.
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
Interest Rate Collar
On April 6, 2020, the Fund entered into an interest rate collar instrument with MUFG Union Bank, N.A., which terminated on September 11, 2020. On September 11, 2020, the Fund entered into another interest rate collar instrument with a termination date of January 11, 2023. As of December 31, 2021, the aggregate notional principal amount of the interest rate collar was $30.0 million, with a cap of 1.000% and floor of 0.215% on a floating rate based upon a 1-month LIBOR rate. The interest rate collar mitigates the Fund’s exposure to interest rate fluctuations on variable rate index of the debt facility. The collar establishes a range where the Fund pays the counterparty if the 1- Month LIBOR rate falls below the established floor rate, and the counterparty will pay the Fund if the 1-Month LIBOR rate exceeds the established cap rate. The interest rate collar settles monthly and payments to or from the counterparty are recorded to net realized gain (loss) from derivative instruments.
The Fund may adjust the total amount hedged in order to remain in compliance with the hedging requirements of the Fund’s debt facility.
The following table shows the Fund’s derivative instruments at fair value on the Statements of Assets and Liabilities as of December 31, 2021 and 2020:

	Derivative Liability
Derivative Instruments	December 31, 2021	December 31, 2020
Interest rate collar	$4,733	$61,242
For the years ended December 31, 2021, 2020 and 2019, the derivative instruments had the following effect on the Fund’s Statements of Operations:

Derivative Instruments	Location on Statements of Operations	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019
Cancellable interest rate swap and Interest rate swap and floor	Net change in unrealized gain (loss) from derivative instruments	$—	$347,183	$(963,331)
	Net realized gain (loss) from derivative instruments	$—	$(880,664)	$85,453
Interest rate collar	Net change in unrealized gain (loss) from derivative instruments	$56,509	$(61,242)	$—
	Net realized gain (loss) from derivative instruments	$(49,381)	$(41,951)	$—
9. TAX STATUS
The Fund has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986 (the “Code”) and operates in a manner so as to qualify for the tax treatment applicable to RICs. Failing to maintain at least 70% of total assets in “qualifying assets” will result in the loss of BDC status, resulting in losing its favorable tax treatment as a RIC. As of December 31, 2021, the Fund has met the BDC and RIC requirements. The Fund elected to be treated for federal income tax purposes as a RIC under the Code with the filing of its federal corporate income tax return for 2016.

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

    As of December 31, 2021:

Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Loans	$131,576,413	$459,420	$(23,570,217)	$(23,110,797)
Total	$131,576,413	$459,420	$(23,570,217)	$(23,110,797)

Liability	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Derivative liability	$—	$—	$(4,733)	$(4,733)
Total	$—	$—	$(4,733)	$(4,733)

As of December 31, 2020:

Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Loans	$288,221,039	17,616	$(23,608,857)	$(23,591,241)
Total	$288,221,039	$17,616	$(23,608,857)	$(23,591,241)

Liability	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Derivative liability	$—	$—	$(61,242)	$61,242
Total	$—	$—	$(61,242)	$61,242

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

Book and tax basis differences relating to shareholder dividends and distributions and other permanent book and tax differences are reclassified among the Fund’s capital accounts. As of December 31, 2021 and 2020, there were no book reclassification of dividends and distributions, and other permanent book and tax differences, among the Fund’s capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from U.S. GAAP. For income tax purposes, the distributions paid to the shareholder are reported as ordinary income, return of capital, or a combination thereof. As of December 31, 2021, the tax character of distributions paid was ordinary income in the amount of $25.8 million and return of capital of $98.9 million. As of December 31, 2020, the distributions paid was ordinary income of $40.8 million and return of capital of $68.1 million.

    As of December 31, 2021 and 2020, the components of distributable losses on a tax basis were as follows:

	December 31, 2021	December 31, 2020
Accumulated capital losses	$(37,474,490)	$(35,412,588)
Other temporary differences	(4,480,054)	(4,487,498)
Distributions in excess of net investment income	(225,613,589)	(128,788,547)
Net unrealized depreciation	(23,115,530)	(23,652,483)
Components of distributable losses	$(290,683,663)	$(192,341,116)

As of December 31, 2021, the Fund had no undistributed earnings. Additionally, for the year ended December 31, 2021, distributions were made in excess of distributable earnings by $98.9 million. The Fund may pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce the shareholder’s tax basis in its shares.

The Fund’s tax returns remain open for examination by the federal government for a period of three years and California tax authorities for a period of four years from when they are filed. As of December 31, 2021, the Fund had no uncertain tax positions and no capital loss carryforwards.
10. UNEXPIRED UNFUNDED COMMITMENTS
As of December 31, 2021, all of the Fund's unfunded commitments had expired. As of December 31, 2020, the Fund’s unexpired unfunded commitments to borrowers totaled $22.3 million. Because venture loans are privately negotiated transactions, investments in these assets are relatively illiquid. It is the Manager’s experience that not all unexpired unfunded commitments will be used by the borrowers. Many credit agreements contain provisions which are milestone dependent and not all borrowers will achieve these milestones. Additionally, the Fund’s credit agreements contain provisions that give relief from funding obligations in the event the borrower has a material adverse change to its financial condition. Therefore, the unexpired unfunded commitments do not necessarily reflect future cash requirements or future investments for the Fund. As of December 31, 2021, there will be no impact on cash requirements or future investments as all of the Fund's unfunded commitments expired.

The table below sets forth the Fund’s unexpired unfunded commitments as of December 31, 2020.

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

11. FINANCIAL HIGHLIGHTS

U.S. GAAP requires disclosure of financial highlights of the Fund for the years ended December 31, 2021, 2020, 2019, 2018 and 2017.
The total rate of return is defined as the return based on the change in value during the period of a theoretical investment made at the beginning of the period. The total rate of return assumes a constant rate of return for the Fund during the period reported and weights each cash flow by the amount of time held in the Fund. This required methodology differs from an internal rate of return.
For the years ended December 31, 2021, 2020, 2019, 2018 and 2017, the ratios of expenses and net investment income (loss) to average net assets are computed based upon the weighted-average net assets of the Fund for the periods presented. Net investment income (loss) is inclusive of all investment income (losses) net of expenses and excludes realized or unrealized gains and losses.

Beginning and ending net asset values per share are based on the beginning and ending number of shares outstanding. Other per share information was calculated based upon the aggregate weighted-average net assets of the Fund for the periods presented.

The financial highlights presented below are for the years ended December 31, 2021, 2020, 2019, 2018 and 2017:

	For the Year Ended	For the Year Ended (a)	For the Year Ended (a)	For the Year Ended (a)	For the Year Ended (a)
	December 31, 2021	December 31, 2020	December 31, 2019	December 31, 2018	December 31, 2017

Total return	22.98%	14.37%	14.36%	15.85%	10.79%

Per share amounts:
Net asset value, beginning of year	$1,597.34	$2,065.85	$2,165.44	$1,648.31	$810.72

Net investment income	278.57	426.13	450.09	498.31	209.30
Net realized and change in unrealized loss from loans and derivative instruments	(15.24)	(180.18)	(158.61)	(160.70)	(58.60)
Net increase in net assets resulting from operations	263.33	245.95	291.48	337.61	150.70

Distributions of income to shareholder	(257.96)	(408.11)	(308.71)	(352.11)	(160.78)
Return of capital to shareholder	(988.80)	(681.35)	(252.36)	(313.37)	(303.83)
Contributions from shareholder	40.00	375.00	170.00	845.00	1,151.50
Net asset value, end of year	$653.91	$1,597.34	$2,065.85	$2,165.44	$1,648.31

Net assets, end of year	$65,391,337	$159,733,884	$206,585,164	$216,543,951	$164,831,060

Ratios to average net assets:
Expenses	7.83%	8.05%	9.72%	9.57%	11.02%
Net investment income	23.57%	22.60%	21.31%	22.09%	15.13%
Portfolio turn-over rate	0.81%	—%	0.60%	—%	—%
Average debt outstanding	$82,615,385	$152,884,615	$179,807,692	$191,269,231	$103,207,692
(a) Certain prior period information is shown for comparability with current period presentation.
12. SUBSEQUENT EVENTS
On January 18, 2022, the Fund notified its lenders of its intention to permanently reduce its aggregate commitments by $11.0 million effective January 24, 2022, reducing the aggregate commitments to $44.0 million.

Other than this, the Fund evaluated subsequent events through the date the financial statements were issued and determined that no subsequent events had occurred that would require adjustment to or disclosure in the financial statements.