Form 10-Q
period 2022-03-31
Venture Lending & Leasing VIII, Inc.
filed 2022-05-12
CIK 1642862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]  No [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 12, 2022
Common Stock, $0.001 par value	100,000

VENTURE LENDING & LEASING VIII, INC.
INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Statements of Assets and Liabilities (Unaudited)
As of March 31, 2022 and December 31, 2021

Condensed Statements of Operations (Unaudited)
For the three months ended March 31, 2022 and 2021

Condensed Statements of Changes in Net Assets (Unaudited)
For the three months ended March 31, 2022 and 2021

Condensed Statements of Cash Flows (Unaudited)
For the three months ended March 31, 2022 and 2021

Condensed Schedules of Investments (Unaudited)
As of March 31, 2022 and December 31, 2021

Condensed Schedules of Derivative Instruments (Unaudited)
As of March 31, 2022 and December 31, 2021

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

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VENTURE LENDING & LEASING VIII, INC.

CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
AS OF MARCH 31, 2022 AND DECEMBER 31, 2021

	March 31, 2022	December 31, 2021
ASSETS
Loans, at estimated fair value
(cost of $110,339,839 and $131,576,413)	$89,617,574	$108,465,616
Derivative asset	62,583	—
Cash and cash equivalents	3,533,575	2,815,756
Dividend and interest receivables	1,128,210	1,369,848
Other assets	1,498,013	1,061,128
Total assets	95,839,955	113,712,348

LIABILITIES
Borrowings under debt facility	26,000,000	47,000,000
Accrued management fees	599,000	710,702
Derivative liability	—	4,733
Accounts payable and other accrued liabilities	580,282	605,576
Total liabilities	27,179,282	48,321,011

NET ASSETS	$68,660,673	$65,391,337

Analysis of Net Assets:

Capital paid in on shares of capital stock	$356,075,000	$356,075,000
Cumulative return of capital distributions	(263,033,898)	(263,033,898)
Total distributable losses	(24,380,429)	(27,649,765)
Net assets (equivalent to $686.61 and $653.91 per share based on 100,000 shares of capital stock outstanding - See Note 5 and Note 10)	$68,660,673	$65,391,337
	0	0

See notes to condensed financial statements (unaudited).

VENTURE LENDING & LEASING VIII, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

	For the Three Months Ended March 31, 2022	For the Three Months Ended March 31, 2021

INVESTMENT INCOME:
Interest on loans	$5,182,213	$9,723,651
Other interest and other income	575	493
Total investment income	5,182,788	9,724,144

EXPENSES:
Management fees	599,000	1,548,793
Interest expense	416,199	965,986
Banking and professional fees	571,280	119,174
Other operating expenses	22,754	30,436
Total expenses	1,609,233	2,664,389
Net investment income	3,573,555	7,059,755

Net realized loss from loans	(629,940)	(108,871)
Net realized loss from derivative instruments	(7,107)	(12,021)
Net change in unrealized gain from loans	2,388,532	3,286,978
Net change in unrealized gain from derivative instruments	67,317	12,682
Net realized and change in unrealized gain from loans and derivative instruments	1,818,802	3,178,768
Net increase in net assets resulting from operations	$5,392,357	$10,238,523

Amounts per common share:
Net increase in net assets resulting from operations per share	$53.92	$102.39
Weighted average shares outstanding	100,000	100,000

See notes to condensed financial statements (unaudited).

VENTURE LENDING & LEASING VIII, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

	Common stock
	Shares	Par value	Additional paid-in capital	Return of Capital Distributions	Total Distributable Losses	Net assets
Balance at December 31, 2020 (a)	100,000	$100	$352,074,900	$(164,154,399)	$(28,186,717)	$159,733,884
Net increase in net assets resulting from operations	—	—	—	—	10,238,523	10,238,523
Distributions of income to shareholder	—	—	—		(6,938,862)	(6,938,862)
Return of capital to shareholder	—	—	—	(26,701,776)		(26,701,776)

Balance at March 31, 2021	100,000	$100	$352,074,900	$(190,856,175)	$(24,887,056)	$136,331,769

Balance at December 31, 2021	100,000	$100	$356,074,900	$(263,033,898)	$(27,649,765)	$65,391,337
Net increase in net assets resulting from operations	—	—	—	—	5,392,357	5,392,357
Distributions of income to shareholder	—	—	—	—	(2,123,021)	(2,123,021)

Balance at March 31, 2022	100,000	$100	$356,074,900	$(263,033,898)	$(24,380,429)	$68,660,673

(a) Additional prior period information is shown for comparability with current period presentation.

See notes to condensed financial statements (unaudited).

VENTURE LENDING & LEASING VIII, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

	For the Three Months Ended	For the Three Months Ended
	March 31, 2022	March 31, 2021 (a)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets resulting from operations	$5,392,357	$10,238,523
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Net realized loss from loans	629,940	108,871
Net realized loss from derivative instruments	7,107	12,021
Net change in unrealized gain from loans	(2,388,532)	(3,286,978)
Net change in unrealized gain from derivative instruments	(67,317)	(12,682)
Amortization of deferred costs related to borrowing facility	136,812	136,812
Origination of loans	—	(1,500,000)
Principal payments on loans, net of accretion	18,483,613	29,190,563
Acquisition of equity securities	—	(31,012)
Change in operating assets and liabilities:
Net decrease in dividend and interest receivables	241,638	299,161
Net increase in other assets	(573,697)	(489,531)
Net decrease in accounts payable, other accrued liabilities and accrued management fees	(136,995)	(1,034,246)
Net cash provided by operating activities	21,724,926	33,631,502
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to shareholder	—	(33,100,000)
Borrowings under debt facility	—	18,500,000
Repayments of borrowings under debt facility	(21,000,000)	(24,500,000)
Payments made for derivative instruments	(7,107)	(12,021)
Net cash used in financing activities	(21,007,107)	(39,112,021)
Net increase (decrease) in cash and cash equivalents	717,819	(5,480,519)
CASH AND CASH EQUIVALENTS:
Beginning of period	2,815,756	8,751,396
End of period	$3,533,575	$3,270,877
SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE PERIOD:
Interest - Debt facility	$313,188	$881,356
NON-CASH OPERATING AND FINANCING ACTIVITIES:
Distributions of equity securities to shareholder	$2,123,021	$540,638
Receipt of equity securities as repayment of loans	$2,123,021	$509,626
(a) Certain prior period information has been merged for comparability with current year presentation

See notes to condensed financial statements (unaudited).

VENTURE LENDING & LEASING VIII, INC.

CONDENSED SCHEDULE OF INVESTMENTS (UNAUDITED)
AS OF MARCH 31, 2022

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date

Biotechnology
	Driver Bioengineering, Inc.		Senior Secured	11.0%		$173,472	$163,750	$163,750	4/1/2023
	Driver Bioengineering, Inc.		Senior Secured	11.0%		462,908	457,995	457,995	6/1/2023
	Driver Bioengineering, Inc. Subtotal					636,380	621,745	621,745
	Orpheus Therapeutics, Inc.		Senior Secured	18.0%		178,510	174,288	—	*
	Quartzy, Inc.		Senior Secured	12.0%		905,819	892,818	892,818	5/1/2024
	Quartzy, Inc.		Senior Secured	12.0%		966,413	951,468	951,468	7/1/2024
	Quartzy, Inc.		Senior Secured	12.0%		412,340	387,876	387,876	8/1/2023
	Quartzy, Inc. Subtotal					2,284,572	2,232,162	2,232,162
Biotechnology Total		4.2%				$3,099,462	$3,028,195	$2,853,907

Computers & Storage
	Canary Connect, Inc.		Senior Secured	12.8%		$1,082,819	$1,069,576	$1,069,576	3/1/2023
Computers & Storage Total		1.5%				$1,082,819	$1,069,576	$1,069,576

Internet
	Ainsly, Inc. ** ^		Senior Secured	12.5%		$140,160	$137,827	$105,175	8/1/2022
	Ainsly, Inc. ** ^		Senior Secured	12.5%		46,723	46,723	35,654	8/1/2022
	Ainsly, Inc. ** ^		Senior Secured	12.5%		157,465	146,863	112,070	9/1/2023
	Ainsly, Inc. ** ^ Subtotal					344,348	331,413	252,899
	Daily Muse, Inc.		Senior Secured	11.0%		3,334,557	3,322,997	3,322,997	7/1/2023
	Lenddo International ** ^		Senior Secured	18.0%		545,048	544,703	9,976	*
	Merchbar, Inc.		Senior Secured	11.8%		215,283	210,597	210,597	3/1/2023
	MyPizza Technologies, Inc.		Senior Secured	11.5%		1,954,896	1,939,710	1,939,710	2/1/2024
	MyPizza Technologies, Inc.		Senior Secured	11.5%		3,603,157	3,540,333	3,540,333	12/1/2023
	MyPizza Technologies, Inc. Subtotal					5,558,053	5,480,043	5,480,043
	OneLocal, Inc. ** ^		Senior Secured	12.3%		754,232	716,771	716,771	3/1/2023
	RenoFi, Inc.		Senior Secured	12.0%		132,929	131,469	131,469	6/1/2023
	RenoFi, Inc.		Senior Secured	12.0%		132,856	128,349	128,349	6/1/2023
	RenoFi, Inc. Subtotal					265,785	259,818	259,818
	Residently USA, LLC ** ^		Senior Secured	12.0%		271,120	271,120	271,120	12/1/2023
	Residently USA, LLC ** ^		Senior Secured	12.0%		397,463	379,208	379,208	2/1/2023
	Residently USA, LLC ** ^ Subtotal					668,583	650,328	650,328
	Serface Care, Inc.		Senior Secured	12.3%		597,411	394,785	28,419	*
	Stay Alfred, Inc.		Senior Secured	18.0%		10,167,902	8,082,267	800,919	*
	Verishop, Inc.		Senior Secured	12.0%		1,547,715	1,507,427	1,507,427	12/1/2023
	Verishop, Inc.		Senior Secured	12.0%		1,548,301	1,535,063	1,535,063	12/1/2023
	Verishop, Inc. Subtotal					3,096,016	3,042,490	3,042,490
Internet Total		21.5%				$25,547,218	$23,036,212	$14,775,257

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
Medical Devices
	Ablacon, Inc.		Senior Secured	11.0%		$1,071,768	$1,051,667	$1,051,667	3/1/2023
	Ablacon, Inc.		Senior Secured	11.0%		1,072,163	1,064,705	1,064,705	3/1/2023
	Ablacon, Inc. Subtotal					2,143,931	2,116,372	2,116,372
	Anutra Medical, Inc.		Senior Secured	12.0%		64,491	63,709	63,709	10/1/2022
	CytoVale, Inc.		Senior Secured	12.0%		64,967	64,827	64,827	6/1/2022
	CytoVale, Inc.		Senior Secured	12.0%		304,286	295,577	295,577	10/1/2023
	CytoVale, Inc.		Senior Secured	12.0%		318,866	315,461	315,461	11/1/2023
	CytoVale, Inc.		Senior Secured	12.0%		68,956	68,769	68,769	7/1/2022
	CytoVale, Inc. Subtotal					757,075	744,634	744,634
	eXo Imaging, Inc.		Senior Secured	11.8%		1,255,510	1,206,639	1,206,639	9/1/2023
	eXo Imaging, Inc.		Senior Secured	11.8%		1,256,632	1,241,266	1,241,266	9/1/2023
	eXo Imaging, Inc. Subtotal					2,512,142	2,447,905	2,447,905
	Medrobotics Corporation, Inc.		Senior Secured	18.0%		10,000,000	8,895,103	947,174	*
	RadiAction Ltd. ** ^		Senior Secured	11.5%		37,752	37,708	37,708	4/1/2022
	Renovia, Inc.		Senior Secured	10.5%		4,631,151	4,190,118	4,190,118	1/1/2023
Medical Devices Total		15.4%				$20,146,542	$18,495,549	$10,547,620

Other Healthcare
	GoForward, Inc.		Senior Secured	11.5%		$2,820,472	$2,775,283	$2,775,283	6/1/2024
	GoForward, Inc.		Senior Secured	11.5%		3,917,353	3,763,579	3,763,579	9/1/2023
	GoForward, Inc. Subtotal					6,737,825	6,538,862	6,538,862
	Hello Heart Inc.		Senior Secured	11.0%		462,484	459,359	459,359	4/1/2023
	Hello Heart Inc.		Senior Secured	11.0%		577,942	565,720	565,720	4/1/2023
	Hello Heart Inc.		Senior Secured	11.0%		517,196	512,455	512,455	11/1/2023
	Hello Heart Inc. Subtotal					1,557,622	1,537,534	1,537,534
	HumanAPI, Inc.		Senior Secured	11.8%		978,381	957,884	957,884	7/1/2023
	Myolex, Inc.		Senior Secured	18.0%		762,531	726,537	—	*
	Therapydia, Inc.		Senior Secured	11.5%		84,011	83,481	83,481	12/1/2022
	Therapydia, Inc.		Senior Secured	11.5%		47,552	46,905	46,905	8/1/2022
	Therapydia, Inc.		Senior Secured	12.0%	1.7%	47,993	46,674	46,674	3/1/2023
	Therapydia, Inc.		Senior Secured	12.5%	1.7%	58,588	58,588	58,588	6/1/2023
	Therapydia, Inc.		Senior Secured	11.5%		92,908	92,266	92,266	1/1/2023
	Therapydia, Inc. Subtotal					331,052	327,914	327,914
Other Healthcare Total		13.6%				$10,367,411	$10,088,731	$9,362,194

Other Technology
	Abiquo Group, Inc. ** ^		Senior Secured	18.0%		$53,294	$53,294	$53,294	*
	Aclima, Inc.		Senior Secured	11.9%		52,583	51,882	51,882	4/1/2022
	Aclima, Inc.		Senior Secured	12.0%		1,320,926	1,229,115	1,229,115	10/1/2023
	Aclima, Inc. Subtotal					1,373,509	1,280,997	1,280,997
	Antitoxin Technologies Inc. ** ^		Senior Secured	11.5%		163,653	141,019	131,245	9/1/2022
	ATeam Army, Inc.		Senior Secured	12.0%		581,394	567,496	567,496	4/1/2023
	Beautiful Beanfields, Inc.		Senior Secured	6.0%		200,000	197,577	197,577	*
	BloomTech Inc.		Senior Secured	11.3%		1,486,254	1,486,254	1,486,254	8/1/2023
	BloomTech Inc.		Senior Secured	11.3%		2,810,239	2,734,874	2,734,874	7/1/2023
	BloomTech Inc. Subtotal					4,296,493	4,221,128	4,221,128

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	Brightside Benefit, Inc.		Senior Secured	12.4%		370,862	368,613	368,613	3/1/2023
	Brightside Benefit, Inc.		Senior Secured	12.1%		142,978	141,107	141,107	9/1/2022
	Brightside Benefit, Inc. Subtotal					513,840	509,720	509,720
	BW Industries, Inc.		Senior Secured	11.8%		917,378	882,324	882,324	5/1/2023
	BW Industries, Inc.		Senior Secured	11.8%		978,087	969,332	969,332	6/1/2023
	BW Industries, Inc. Subtotal					1,895,465	1,851,656	1,851,656
	Fitplan, Inc. ** ^		Senior Secured	12.5%		878,196	736,623	736,623	11/1/2023
	Flo Water, Inc.		Senior Secured	11.8%		1,237,498	1,201,146	1,201,146	12/1/2023
	Heartwork, Inc.		Senior Secured	18.0%		379,462	371,981	20,443	*
	Higher Ground Education, Inc.		Senior Secured	12.5%		839,685	824,222	824,222	1/1/2023
	Higher Ground Education, Inc.		Senior Secured	12.5%		645,062	640,536	640,536	4/1/2023
	Higher Ground Education, Inc.		Senior Secured	12.5%		230,397	228,642	228,642	5/1/2023
	Higher Ground Education, Inc.		Senior Secured	12.5%		275,538	273,082	273,082	8/1/2023
	Higher Ground Education, Inc. Subtotal					1,990,682	1,966,482	1,966,482
	Hint, Inc.		Senior Secured	12.0%		2,909,187	2,761,019	2,761,019	6/1/2023
	Jiko Group, Inc.		Senior Secured	12.0%		1,860,847	1,818,834	1,818,834	6/1/2023
	Merlin Labs, Inc.		Senior Secured	11.0%		55,824	55,498	55,498	6/1/2022
	Merlin Labs, Inc.		Senior Secured	11.0%		90,168	89,629	89,629	1/1/2023
	Merlin Labs, Inc. Subtotal					145,992	145,127	145,127
	NewGlobe Schools, Inc. ** ^		Senior Secured	12.5%		2,090,933	2,043,861	2,043,861	8/1/2023
	NewGlobe Schools, Inc. ** ^		Senior Secured	12.5%		747,140	741,155	741,155	8/1/2022
	NewGlobe Schools, Inc. ** ^ Subtotal					2,838,073	2,785,016	2,785,016
	Noteleaf, Inc.		Senior Secured	18.0%		2,277,124	1,861,011	250,616	*
	Opya, Inc.		Senior Secured	12.0%		335,938	325,578	325,578	11/1/2023
	Percepto, Inc.		Senior Secured	12.2%		675,097	661,097	661,097	4/1/2023
	Plae Co.		Senior Secured	2.7%		667,500	33,375	33,375	*
	Plant Prefab, Inc.		Senior Secured	11.0%		146,914	144,687	144,687	8/1/2022
	Plethora, Inc.		Senior Secured	18.0%		1,751,267	1,249,208	389,166	*
	Romaine Empire, Inc.		Senior Secured	12.3%		3,383,204	3,296,471	3,296,471	9/1/2023
	Saltbox, Inc.		Senior Secured	12.3%		228,101	223,701	223,701	6/1/2023
	SMS OPCO LLC		Senior Secured	8.0%		30,875	12,125	12,125	*
	Sustainable Living Partners, LLC		Senior Secured	12.5%		2,563,909	2,404,314	2,404,314	8/1/2023
	UniEnergy Technologies LLC		Senior Secured	18.0%		1,120,954	1,078,852	821,029	*
	Veev Group, Inc.		Senior Secured	12.5%		1,997,287	1,980,440	1,980,440	6/1/2023
	Veev Group, Inc.		Senior Secured	12.5%		665,622	632,331	632,331	6/1/2023
	Veev Group, Inc. Subtotal					2,662,909	2,612,771	2,612,771
	Velo Holdings Limited		Senior Secured	12.0%		2,471,720	1,881,490	1,487,667	*
	Wheels Labs, Inc.		Senior Secured	12.0%		1,878,456	1,816,122	1,816,122	6/1/2023
	Wine Plum, Inc.		Senior Secured	12.5%		223,102	220,839	220,839	9/1/2022
Other Technology Total		50.9%				41,734,655	$ 38,430,756	$ 34,947,361

Security
	Karamba Security Ltd. ** ^		Senior Secured	12.0%		$168,970	$167,043	$167,043	6/1/2022
	Nok Nok Labs, Inc.		Senior Secured	12.5%		97,151	96,882	96,882	6/1/2022
Security Total		0.4%				$266,121	$263,925	$263,925

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
Software
	Blockdaemon, Inc.		Senior Secured	11.3%		$27,987	$27,843	$27,843	6/1/2022
	Bloomboard, Inc.		Senior Secured	11.5%		1,742,701	79,682	1,372,364	*
	Censia Inc.		Senior Secured	11.0%		255,793	252,243	252,243	10/1/2022
	Eskalera, Inc.		Senior Secured	10.5%		427,402	421,757	421,757	3/1/2023
	Estify, Inc.		Senior Secured	18.0%		842,819	616,085	24,317	*
	ICX Media, Inc.		Senior Secured	18.0%		762,829	635,515	446,075	*
	Ipolipo, Inc.		Senior Secured	12.0%		384,807	373,250	373,250	9/1/2022
	Medable, Inc.		Senior Secured	12.0%		397,331	394,957	394,957	2/1/2023
	Medable, Inc.		Senior Secured	12.0%		794,560	775,634	775,634	2/1/2023
	Medable, Inc. Subtotal					1,191,891	1,170,591	1,170,591
	Metarail, Inc.		Senior Secured	18.0%		709,588	700,656	196,719	*
	Parkoursc, Inc.		Senior Secured	12.0%		824,672	797,081	797,081	8/1/2023
	Parkoursc, Inc.		Senior Secured	12.0%		683,764	675,976	675,976	9/1/2024
	Parkoursc, Inc. Subtotal					1,508,436	1,473,057	1,473,057
	Safe Securities Inc.		Senior Secured	12.0%		198,683	193,357	193,357	2/1/2023
	Splitwise, Inc.		Senior Secured	12.3%		164,446	162,132	162,132	12/1/2022
	Swivel, Inc.		Senior Secured	12.0%		42,880	42,295	42,295	8/1/2022
	Swivel, Inc.		Senior Secured	12.0%		59,444	59,444	59,444	10/1/2022
	Swivel, Inc. Subtotal					102,324	101,739	101,739
	Truthset, Inc.		Senior Secured	10.5%		185,410	185,410	185,410	5/1/2023
	Truthset, Inc.		Senior Secured	10.5%		147,561	143,675	143,675	2/1/2023
	Truthset, Inc. Subtotal					332,971	329,085	329,085
	Workspot, Inc.		Senior Secured	12.0%		193,455	192,245	192,245	10/1/2022
	Workspot, Inc.		Senior Secured	12.0%		139,550	137,499	137,499	8/1/2022
	Workspot, Inc. Subtotal					333,005	329,744	329,744
Software Total		10.0%				$8,985,682	$6,866,736	$6,874,273

Technology Services
	Blazent, Inc.		Senior Secured	12.0%		$1,135,737	$387,656	$250,958	*
	Klar Holdings Limited ** ^		Senior Secured	12.5%		64,742	61,197	61,197	10/1/2022
	Klar Holdings Limited ** ^		Senior Secured	14.2%	4.0%	148,026	143,703	143,703	7/1/2023
	Klar Holdings Limited ** ^ Subtotal					212,768	204,900	204,900
	Liftit, Inc. ** ^		Senior Secured	12.0%		128,939	128,351	128,351	10/1/2022
	Liftit, Inc. ** ^		Senior Secured	12.0%		93,003	91,687	91,687	8/1/2022
	Liftit, Inc. ** ^ Subtotal					221,942	220,038	220,038
	Loansnap Holdings Inc. **		Senior Secured	11.0%		896,577	876,726	876,726	12/1/2022
Technology Services Total		2.3%				$2,467,024	$1,689,320	$1,552,622

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
Wireless
	AirVine Scientific, Inc.		Senior Secured	12.0%		$27,792	$27,620	$27,620	9/1/2022
	AirVine Scientific, Inc.		Senior Secured	12.0%		27,773	27,376	27,376	9/1/2022
	AirVine Scientific, Inc. Subtotal					55,565	54,996	54,996
	Parallel Wireless, Inc.		Senior Secured	11.8%		2,040,204	2,022,117	2,022,117	9/1/2023
	Parallel Wireless, Inc.		Senior Secured	11.8%		1,935,927	1,919,718	1,919,718	8/1/2023
	Parallel Wireless, Inc.		Senior Secured	11.8%		3,448,858	3,374,008	3,374,008	6/1/2023
	Parallel Wireless, Inc. Subtotal					7,424,989	7,315,843	7,315,843
Wireless Total		10.7%				$7,480,554	$7,370,839	$7,370,839
Grand Total		130.5%				$121,177,488	$110,339,839	$89,617,574

* As of March 31, 2022, loans with a cost basis of $28.0 million and a fair value of $7.3 million were classified as non-accrual. These loans have been accelerated from their original maturity and are due in their entirety. During the period for which these loans have been on non-accrual status, no interest income has been recognized.

** Indicates assets that the Fund deems “non-qualifying assets.” As of March 31, 2022, 7.3% of the Fund’s total assets represented non-qualifying assets. Under Section 55(a) of the 1940 Act, the Fund is prohibited from acquiring any additional non-qualifying assets unless, at the time of acquisition, certain specified qualifying assets (e.g., securities issued by an “eligible portfolio company, ” as defined in Section 2(a)(46)) represent at least 70% of its total assets. As part of this calculation, the numerator consists of the fair value of the Fund’s investments in all eligible portfolio companies and the denominator consists of total assets less those assets described in Section 55(a)(7) of the 1940 Act.

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

(d) There is no readily available market price or secondary market for the Fund’s loan investments, hence the Manager determines fair value of all loan investments presented in the Condensed Schedule of Investments based on a hypothetical market and the estimates may include the use of significant unobservable inputs.

As of March 31, 2022, all loans were made to non-affiliates.

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

(d) There is no readily available market price or secondary market for the Fund’s loan investments, hence the Manager determines fair value of all loan investments presented in the Condensed Schedule of Investments based on a hypothetical market and the estimates may include the use of significant unobservable inputs.

    As of December 31, 2021, all loans were made to non-affiliates.

See notes to condensed financial statements (unaudited).

VENTURE LENDING & LEASING VIII, INC.

CONDENSED SCHEDULES OF DERIVATIVE INSTRUMENTS (UNAUDITED)
AS OF MARCH 31, 2022 AND DECEMBER 31, 2021

			AS OF MARCH 31, 2022
Description and terms of payments to be received from another party	Description and terms of payments to be paid to another party	Counterparty	Maturity Date	Notional Amount	Fair Value	Upfront payments / receipts	Unrealized appreciation / (depreciation) (a)

Interest Rate Collar

Floating interest rate of USD-LIBOR-BBA with cap rate of 1.00% to be received monthly	Floating interest rate of USD-LIBOR-BBA with floor interest rate 0.215%, to be paid monthly	MUFG Union Bank, N.A.	1/11/2023	$23,000,000	$62,583	$—	$62,583

Total				$23,000,000	$62,583	$—	$62,583

			AS OF DECEMBER 31, 2021
Description and terms of payments to be received from another party	Description and terms of payments to be paid to another party	Counterparty	Maturity Date	Notional Amount	Fair Value	Upfront payments / receipts	Unrealized appreciation / (depreciation) (a)

Interest Rate Collar

Floating interest rate of USD-LIBOR-BBA with cap rate of 1.00% to be received monthly	Floating interest rate of USD-LIBOR-BBA with floor interest rate 0.215%, to be paid monthly	MUFG Union Bank, N.A.	1/11/2023	$30,000,000	$(4,733)	$—	$(4,733)

Total				$30,000,000	$(4,733)	$—	$(4,733)

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
In the Manager’s opinion, the accompanying condensed interim financial statements (hereafter referred to as “financial statements”) include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the three months ended March 31, 2022 are not necessarily indicative of what the results would be for a full year. These financial statements should be read in conjunction with the financial statements and the notes included in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2021.
2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Accounting and Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. As an investment company, the Fund follows accounting and reporting guidance as set forth in Topic 946 (“Financial Services – Investment Companies”) of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification, as amended (“ASC”). Certain prior period information has been reclassified and/or disclosed to conform to the current year presentation.

Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand and money market mutual funds with maturities of 90 days or less. Money market mutual funds held as cash equivalents are valued at their most recently traded net asset value. Within cash and cash equivalents, as of March 31, 2022, the Fund held 3,533,575 units in the First American Government Obligations Fund valued at $1 per unit at a yield of 0.15%, which represented 5.15% of the net assets of the Fund. Within cash and cash equivalents, as of December 31, 2021, the Fund held 2,815,756 units in the First American Government Obligations Fund valued at $1 per unit at a yield of 0.02%, which represented 4.31% of the net assets of the Fund.
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

As of March 31, 2022 and December 31, 2021, the financial statements included nonmarketable investments of $89.6 million and $108.5 million, respectively, (or 93.5% and 95.4% of the total assets, respectively), with the fair values determined by the Manager in the absence of readily determinable market values. Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Below is the information used by the Manager in making these estimates.

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
As of March 31, 2022, loans with a cost basis of $28.0 million and a fair value of $7.3 million were classified as non-accrual. As of December 31, 2021, loans with a cost basis of $31.0 million and a fair value of $8.0 million were classified as non-accrual.

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

The remaining expected lives of warrants are based on historical experience of the average life of the warrants, as warrants are often exercised in the event of acquisitions, mergers, or initial public offerings, and terminated due to events such as bankruptcies, restructuring activities, or additional financings. These events cause the expected term to be less than the remaining contractual term of the warrants. As of March 31, 2022 and December 31, 2021, the Fund assumed the average duration of a warrant was 4.0 years. The effect of a hypothetical increase in the estimated initial term of the warrants used in the modified Black-Scholes option pricing model would have the effect of increasing the fair value of the warrants. However, the estimated initial term of the warrants is one factor, of many, used in the valuation of warrants, and by itself does not have a significant impact on the results of operations.

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

3. FAIR VALUE DISCLOSURES
The Fund provides asset-based financing primarily to start-up and emerging growth venture-backed companies pursuant to commitments whereby the Fund agrees to finance assets and provide working or growth capital up to a specified amount for the term of the commitment, upon the terms and subject to the conditions specified by such commitment. Even though these loans are generally secured by the assets of the borrowers, the Fund in most cases is subject to the credit risk of such companies. As of March 31, 2022, the Fund’s investments in loans were primarily to companies based within the United States and were diversified among borrowers in the industry segments shown in the Condensed Schedules of Investments. All loans are senior to unsecured creditors and other secured creditors, unless as indicated in the Condensed Schedules of Investments.

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

The tables below show the weighted-average interest rate of the performing loans and all loans.

Performing Loans	For the Three Months Ended March 31, 2022	For the Three Months Ended March 31, 2021
Weighted-Average Interest Rate - Cash	15.53%	12.70%
Weighted-Average Interest Rate- Non-Cash	2.10%	3.26%
Weighted-Average Interest Rate	17.63%	15.96%

All Loans	For the Three Months Ended March 31, 2022	For the Three Months Ended March 31, 2021
Weighted-Average Interest Rate - Cash	19.20%	12.35%
Weighted-Average Interest Rate- Non-Cash	1.94%	3.12%
Weighted-Average Interest Rate	21.14%	15.47%

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

All loans as of March 31, 2022 and December 31, 2021 were pledged as collateral for the debt facility, and the Fund’s borrowings are generally collateralized by all assets of the Fund. As of March 31, 2022 and December 31, 2021, the Fund’s unfunded commitments had all expired.
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

Transfers of investments between levels of the fair value hierarchy are recorded on the actual date of the event or change in circumstances that caused the transfer. There were no transfers in and out of Level 1, 2, or 3 during the three months ended March 31, 2022 and 2021.

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

The following tables provide quantitative information about the Fund’s Level 3 fair value measurements of the Fund’s investments by industry as of March 31, 2022 and December 31, 2021. In addition to the techniques and inputs noted in the tables below, the Fund may also use other valuation techniques and methodologies when determining its fair value measurements.

Investment Type - Level 3
Loan Investments	Fair Values at March 31, 2022	Valuation Techniques / Methodologies	Unobservable Inputs	Ranges	Weighted Averages (a)

Biotechnology	$2,853,907	Hypothetical market analysis	Hypothetical market coupon rate	15% - 15%	15%
		Asset Recovery	Probability weighting of alternative outcomes	100% *

Computers and Storage	1,069,576	Hypothetical market analysis	Hypothetical market coupon rate	*	15%

Investment Type - Level 3
Loan Investments	Fair Values at March 31, 2022	Valuation Techniques / Methodologies	Unobservable Inputs	Ranges	Weighted Averages (a)
Internet	14,775,257	Hypothetical market analysis	Hypothetical market coupon rate	11% - 20%	14%
		Asset Recovery	Probability weighting of alternative outcomes	5% - 95% ^

Medical Devices	10,547,620	Hypothetical market analysis	Hypothetical market coupon rate	13% - 33%	23%
		Asset Recovery	Probability weighting of alternative outcomes	35% - 65% *

Other Healthcare	9,362,194	Hypothetical market analysis	Hypothetical market coupon rate	13% - 15%	15%
		Asset Recovery	Probability weighting of alternative outcomes	100% *

Other Technology	34,947,361	Hypothetical market analysis	Hypothetical market coupon rate	13% - 53%	17%
		Asset Recovery	Probability weighting of alternative outcomes	5% - 100% ^

Security	263,925	Hypothetical market analysis	Hypothetical market coupon rate	14% - 19%	17%

Software	6,874,273	Hypothetical market analysis	Hypothetical market coupon rate	13% - 23%	16%
		Asset Recovery	Probability weighting of alternative outcomes	5% - 100% ^

Technology Services	1,552,622	Hypothetical market analysis	Hypothetical market coupon rate	15% - 22%	17%
		Asset Recovery	Probability weighting of alternative outcomes	5% - 100% ^

Wireless	7,370,839	Hypothetical market analysis	Hypothetical market coupon rate	14% - 16%	14%
Total Loan investments	$89,617,574

(a) The weighted average hypothetical market coupon rates were calculated using the fair value of the loans.
* There is only one loan within the industry.
^ Probability weightings vary among portfolio companies within each industry based on different potential future outcomes.

Investment Type - Level 3
Loan Investments	Fair Values at December 31, 2021	Valuation Techniques / Methodologies	Unobservable Inputs	Ranges	Weighted Averages (a)

Biotechnology	$3,200,447	Hypothetical market analysis	Hypothetical market coupon rate	15% - 15%	15%
		Asset Recovery	Probability weighting of alternative outcomes	100% *

Computers and Storage	1,312,821	Hypothetical market analysis	Hypothetical market coupon rate	*	15%

Internet	16,538,326	Hypothetical market analysis	Hypothetical market coupon rate	11% - 19%	14%
		Asset Recovery	Probability weighting of alternative outcomes	10% - 100% ^

Medical Devices	12,647,229	Hypothetical market analysis	Hypothetical market coupon rate	13% - 33%	23%
		Asset Recovery	Probability weighting of alternative outcomes	35% - 65% *

Other Healthcare	10,817,936	Hypothetical market analysis	Hypothetical market coupon rate	13% - 15%	15%
		Asset Recovery	Probability weighting of alternative outcomes	20% - 100%^

Other Technology	42,172,467	Hypothetical market analysis	Hypothetical market coupon rate	13% - 34%	17%
		Asset Recovery	Probability weighting of alternative outcomes	5% - 100% ^

Security	516,806	Hypothetical market analysis	Hypothetical market coupon rate	14% - 19%	17%

Software	8,331,989	Hypothetical market analysis	Hypothetical market coupon rate	12% - 23%	16%
		Asset Recovery	Probability weighting of alternative outcomes	10% - 100%^

Investment Type - Level 3
Loan Investments	Fair Values at December 31, 2021	Valuation Techniques / Methodologies	Unobservable Inputs	Ranges	Weighted Averages (a)

Technology Services	4,324,294	Hypothetical market analysis	Hypothetical market coupon rate	13% - 22%	14%
		Asset Recovery	Probability weighting of alternative outcomes	5% - 50% ^

Wireless	8,603,301	Hypothetical market analysis	Hypothetical market coupon rate	14% - 16%	14%
Total loan investments	$108,465,616
(a) The weighted average hypothetical market coupon rates were calculated using the fair value of the loans.
* There is only one loan within the industry.
^ Probability weightings vary among portfolio companies within each industry based on different potential future outcomes.

The following tables present the balances of assets and liabilities as of March 31, 2022 and December 31, 2021 measured at fair value on a recurring basis:

As of March 31, 2022
ASSETS:	Level 1	Level 2	Level 3	Total

Loans*	$—	$—	$89,617,574	$89,617,574
Derivative asset	—	62,583	—	62,583
Cash equivalents	3,533,575	—	—	3,533,575
Total assets	$3,533,575	$62,583	$89,617,574	$93,213,732

LIABILITIES:	Level 1	Level 2	Level 3	Total
Borrowings under debt facility	$—	$26,000,000	$—	$26,000,000
Total liabilities	$—	$26,000,000	$—	$26,000,000

* For a detailed listing of borrowers comprising this amount, please refer to the Condensed Schedules of Investments.

As of December 31, 2021
ASSETS:	Level 1	Level 2	Level 3	Total
Loans†	$—	$—	$108,465,616	$108,465,616
Cash equivalents	2,815,756	—	—	2,815,756
Total assets	$2,815,756	$—	$108,465,616	$111,281,372

LIABILITIES:	Level 1	Level 2	Level 3	Total
Borrowings under debt facility	$—	$47,000,000	$—	$47,000,000
Derivative liability	—	4,733	—	4,733
Total liabilities	$—	$47,004,733	$—	$47,004,733

† For a detailed listing of borrowers comprising this amount, please refer to the Condensed Schedules of Investments.

The following tables provide a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Three Months Ended March 31, 2022
	Loans	Stock	Warrants
Beginning balance	$108,465,616	$—	$—
Acquisitions and originations	—	2,090,759	32,262
Principal payments on loans, net of accretion	(20,606,634)	—	—
Distributions to shareholder	—	(2,090,759)	(32,262)
Net change in unrealized gain from loans	2,388,532	—	—
Net realized loss from loans	(629,940)	—	—
Ending balance	$89,617,574	$—	$—
Net change in unrealized gain from loans relating to loans still held at March 31, 2022	$1,265,519

	For the Three Months Ended March 31, 2021 (a)
	Loans	Warrants
Beginning balance	$264,629,798	$—
Acquisitions and originations	1,500,000	540,638
Principal payments on loans, net of accretion	(29,700,189)	—
Distributions to shareholder	—	(540,638)
Net change in unrealized gain from loans	3,286,978	—
Net realized loss from loans	(108,871)	—
Ending balance	$239,607,716	$—
Net change in unrealized gain (loss) from loans relating to loans still held at March 31, 2021	$2,818,446
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
5.    CAPITAL STOCK
As of both March 31, 2022 and December 31, 2021, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding. Total committed capital of the Company, as of both March 31, 2022 and December 31, 2021, was $423.6 million. Total contributed capital to the Company through March 31, 2022 and December 31, 2021 was $415.2 million, of which $356.1 million was contributed to the Fund.

The chart below shows the distributions of the Fund for the three months ended March 31, 2022 and 2021.

	For the Three Months Ended March 31, 2022	For the Three Months Ended March 31, 2021
Cash distributions	$—	$33,100,000
Distributions of equity securities	2,123,021	540,638
Total distributions to shareholder	$2,123,021	$33,640,638

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

The Fund further reduced the debt facility in the ordinary course of business and the debt facility commitment as of March 31, 2022 was $44.0 million.

The Fund is permitted to borrow in any amounts so long as its asset coverage ratio, as defined in the 1940 Act, is at least 200% after giving effect to such borrowings. As of March 31, 2022 and December 31, 2021, the Fund’s asset coverage ratio was 363% and 239%, respectively.

All of the assets of the Fund collateralize borrowings by the Fund. Loans under the facility may be, at the option of the Fund, a Reference Rate Loan, a LIBOR Loan or a LIBOR Market Index Rate Loan. As of March 31, 2022, the Fund’s outstanding borrowings were LIBOR Market Index Rate Loans.

The Fund pays interest on its borrowings and a fee on the unused portion of the facility. Under the Amended Loan Agreement, interest is charged to the Fund based on its borrowings at, pursuant to the election of the Fund, an annual rate of either (i) Reference Rate plus 1.75%, (ii) LIBOR plus 2.75% or (iii) LIBOR Market Index Rate plus 2.75%. When the Fund is using 50% or more of the maximum amount available under the Amended Loan Agreement, the applicable commitment fee is 0.25% of the unused portion of the loan facility; otherwise, the applicable commitment fee is 0.50% of the unused portion. The Fund pays the unused credit line fee quarterly. As of March 31, 2022 and December 31, 2021, $26.0 million and $47.0 million were outstanding under the facility, respectively.

As of March 31, 2022, the LIBOR rate was as follows:

1-Month LIBOR	0.4520%
3-Month LIBOR	0.9616%

Bank fees and other costs of $3.8 million incurred in connection with the acquisition and extension of the facility have been capitalized and are amortized to interest expense on a straight-line basis over the expected life of the facility. As of March 31, 2022 and December 31, 2021, there are remaining unamortized fees and costs of $0.8 million and $0.9 million, respectively. The remaining unamortized fees and costs are amortized over the expected life of the facility, which is expected to terminate on August 26, 2023.
The facility is revolving and as such does not have a specified repayment schedule, although advances are secured by the assets of the Fund and thus repayments will be required as assets decline. The facility contains various covenants including financial covenants related to: (i) minimum debt service coverage ratio, (ii) interest coverage ratio, (iii) maximum loan loss reserves and (iv) unfunded commitment ratio. There are also various restrictive covenants, including limitations on: (i) the incurrence of liens, (ii) consolidations, mergers and asset sales and (iii) capital expenditures. As of both March 31, 2022 and December 31, 2021, Management is not aware of instances of non-compliance with financial covenants.

The following is the summary of the outstanding facility draws as of March 31, 2022:

	Amount	Maturity Date	All-In Interest Rate *
LIBOR Market Index Rate Loans	$26,000,000	August 26, 2023	Variable based on 1-month LIBOR Rate
Total Outstanding	$26,000,000
* Inclusive of 2.75% applicable LIBOR margin plus LIBOR rate.

The following is the summary of the outstanding facility draws as of December 31, 2021:

	Amount	Maturity Date	All-In Interest Rate †
LIBOR Market Index Rate Loans	$47,000,000	August 26, 2023	Variable based on 1-month LIBOR Rate
Total Outstanding	$47,000,000
† Inclusive of 2.75% applicable LIBOR margin plus LIBOR rate
7. MANAGEMENT FEE
As compensation for its services to the Fund, for the two-year period that commenced with the first capital closing, which took place on August 8, 2015, the Manager received a management fee (“Management Fee”) computed and paid at the end of each quarter at an annual rate of 2.5% of the Company’s committed equity capital (regardless of when or if the capital was called) as of the last day of each fiscal quarter. Following this two-year period, starting on August 12, 2017, Management Fees are calculated and paid at the end of each quarter at an annual rate of 2.5% of the Fund’s total assets (including amounts derived from borrowed funds) as of the last day of each quarter. Management Fees of $0.6 million and $1.5 million were recognized as expenses for the three months ended March 31, 2022 and 2021, respectively.
8. DERIVATIVE INSTRUMENTS
The Fund uses derivative instruments to manage its exposure to changes in interest rates on expected borrowings under its debt facility, as the Fund originates fixed rate loans.

Interest Rate Collar

On April 6, 2020, the Fund entered into an interest rate collar instrument with MUFG Union Bank, N.A., which terminated on September 11, 2020. On September 11, 2020, the Fund entered into another interest rate collar instrument with a termination date of January 11, 2023. As of March 31, 2022, the aggregate notional principal amount of the interest rate collar was $23.0 million, with a cap of 1.000% and floor of 0.215% on a floating rate based upon a 1-month LIBOR rate. The interest rate collar mitigates the Fund’s exposure to interest rate fluctuations on variable rate index of the debt facility. The collar establishes a range where the Fund pays the counterparty if the 1-Month LIBOR rate falls below the established floor rate, and the counterparty will pay the Fund if the 1-Month LIBOR rate exceeds the established cap rate. The interest rate collar settles monthly and payments to or from the counterparty are recorded to net realized gain (loss) from derivative instruments.

The Fund may adjust the total amount hedged in order to remain in compliance with the hedging requirements of the Fund’s debt facility.

The following tables show the Fund’s derivative instruments at fair value on the Fund’s Condensed Statement of Assets and Liabilities as of March 31, 2022 and December 31, 2021:

	Derivative Asset
Derivative Instruments	March 31, 2022	December 31, 2021
Interest rate collar	$62,583	$—

	Derivative Liability
Derivative Instruments	March 31, 2022	December 31, 2021
Interest rate collar	$—	$4,733

The following table shows the effect of the Fund’s derivative instruments on the Fund’s Condensed Statements of Operations:

		For the Three Months Ended March 31,
Derivative Instruments	Condensed Statements of Operations Caption	2022	2021
Interest rate collar	Net change in unrealized gain from derivative instruments	$67,317	$12,682
	Net realized loss from derivative instruments	$(7,107)	$(12,021)
9. TAX STATUS
The Fund has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986 (the “Code”) and operates in a manner to qualify for the tax treatment applicable to RICs. Failing to maintain at least 70% of total assets in “qualifying assets” will result in the loss of BDC status, resulting in losing its favorable tax treatment as a RIC. As of March 31, 2022, the Fund has met the BDC and RIC requirements. The Fund elected to be treated for federal income tax purposes as a RIC under the Code with the filing of its federal corporate income tax return for 2016.

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

As of March 31, 2022:

Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Loans	$110,339,839	$1,292,682	$(22,014,947)	$(20,722,265)
Derivative asset	—	62,583	—	$62,583
Total	$110,339,839	$1,355,265	$(22,014,947)	$(20,659,682)

As of December 31, 2021:

Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Loans	$131,576,413	$459,420	$(23,570,217)	$(23,110,797)
Total	$131,576,413	$459,420	$(23,570,217)	$(23,110,797)

Liability	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Derivative liability	$—	$—	$(4,733)	$(4,733)
Total	$—	$—	$(4,733)	$(4,733)

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

Book and tax basis differences relating to shareholder dividends and distributions and other permanent book and tax differences are reclassified among the Fund’s capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from U.S. GAAP. The determination of the tax attributes of the Fund’s distributions is made annually as of the end of the Fund’s taxable year generally based upon its taxable income for the full taxable year and distributions paid for the full taxable year. As a result, a determination made on a quarterly basis may not be representative of the actual tax attributes of the Fund’s distributions for a full taxable year. As of March 31, 2022 the Fund had determined the tax attributes of its distributions taxable year-to-date to be from its current and accumulated earnings and profits.  There is not yet, however, certainty as to what the actual tax attributes of the Fund’s distributions to the shareholders will be by the year-ended December 31, 2022.

The Fund anticipates distributing all distributable earnings by the end of the year. Through March 31, 2022, the Fund had undistributed earnings of $0.8 million. The Fund may pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce the shareholder’s tax basis in its shares.

The Fund’s tax returns remain open for examination by the federal government for a period of three years and California tax authorities for a period of four years from when they are filed. As of March 31, 2022, the Fund had no uncertain tax positions and no capital loss carryforwards.
10. FINANCIAL HIGHLIGHTS
U.S. GAAP requires disclosure of financial highlights of the Fund for the three months ended March 31, 2022 and 2021.

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

Beginning and ending net asset values per share are based on the beginning and ending number of shares outstanding. Other per share information is calculated based upon the aggregate weighted-average net assets of the Fund for the periods presented.

The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Three Months Ended March 31,
	2022	2021

Total return **	8.25%	7.09%

Per share amounts:
Net asset value, beginning of period	$653.91	$1,597.34
Net investment income	35.73	70.60
Net realized and change in unrealized gain from loans and derivative instruments	18.19	31.79
Net increase in net assets resulting from operations	53.92	102.39
Distributions to shareholder	(21.23)	(336.41)
Net asset value, end of period	$686.60	$1,363.32
Net assets, end of period	$68,660,673	$136,331,769

Ratios to average net assets:

Expenses*	9.84%	7.22%
Net investment income*	21.85%	19.14%
Portfolio turn-over rate	-%	-%
Average debt outstanding	$37,250,000	$110,625,000
*Annualized
**Total return amounts presented above are not annualized

11. SUBSEQUENT EVENTS
On April 19, 2022, the Fund notified its lenders of its intention to permanently reduce its aggregate commitments by $11.0 million effective April 26, 2022, reducing the aggregate commitments to $33.0 million.
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

The reader of this Quarterly Report should understand that all such forward-looking statements are subject to various uncertainties and risks that could affect their outcome. The Fund’s actual results could differ materially from those suggested by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, variances in the actual versus projected growth in assets, return on assets, loan losses, expenses, rates charged on loans and earned on securities investments, competition and macro-economic changes including inflation, interest rate expectations, among other factors including those set forth in the section of this Quarterly Report titled “Risk Factors” and in Item 1A - “Risk Factors” in the Fund’s 2021 Annual Report on Form 10-K. This entire Quarterly Report should be read to put such forward-looking statements in context and to gain a more complete understanding of the uncertainties and risks involved in the Fund’s business.

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

The portfolio investments of the Fund primarily consist of debt financing to Venture-Backed Companies in the technology sector. The borrower’s ability to repay its loans may be adversely impacted by several factors, and as a result, the loan may not be fully repaid. Furthermore, the Fund’s security interest in any collateral over the borrower’s assets may be insufficient to make up any shortfall in payments. Some of the Fund’s portfolio companies may be impacted by rising inflation, which could have a material impact in their results of operations, specifically cost and revenues. As such, rising inflation may have an adverse impact on the portfolio borrowers’ ability to maintain their good credit standing, as well as their ability to pay their interest and principal obligations to the Fund. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future unrealized losses and therefore reduce our net assets resulting from operations.

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

Results of Operations - For the Three Months Ended March 31, 2022 and 2021

Analysis of Interest Income

Total investment income for the three months ended March 31, 2022 and 2021 was $5.2 million and $9.7 million, respectively, which primarily consisted of interest on the venture loans outstanding. The remaining income consisted of interest and dividends on the temporary investment of cash, and other income from commitment fees and warrants.

Interest income is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants, and new loans funded during the year.

The following table shows the average balance, interest income, and weighted average interest rate for the cash and non-cash portion of interest income for the three months ended March 31, 2022 and 2021.

	For the Three Months Ended March 31, 2022				For the Three Months Ended March 31, 2021
	Average Balance	Interest Income	Weighted-Ave Int Rate - Cash Portion	Weighted-Ave Int Rate - Noncash Portion	Average Balance	Interest Income	Weighted-Ave Int Rate - Cash Portion	Weighted-Ave Int Rate - Noncash Portion
Performing Loans	$90,832,281	$4,002,706	15.53%	2.10%	$236,090,568	$9,417,584	12.70%	3.26%
All Loans	$98,073,541	$5,182,213	19.20%	1.94%	$251,420,816	$9,723,651	12.35%	3.12%

Interest income for all loans decreased by $4.5 million, or 46.7%, for the three months ended March 31, 2022 compared to the same period in 2021. The decrease in interest income was due primarily to the decline in the loan investment portfolio as there were no new loans to offset the loans being paid down or paid-off. The average outstanding balances for all loans decreased by $153.3 million, or 61.0%, for the three months ended March 31, 2022 compared to the same period in 2021.

Analysis of Interest Expense

Interest expense was comprised of amounts related to interest on debt amounts drawn down, unused credit line fees and amounts amortized from deferred fees incurred in conjunction with the debt facility.

The following table shows the average balance, interest expense and weighted-average interest rate for the three months ended March 31, 2022 and 2021.

	For the Three Months Ended March 31, 2022			For the Three Months Ended March 31, 2021
	Average Balance	Interest Expense	Int Expense Rate	Average Balance	Interest Expense	Int Expense Rate
Bank Facility	$37,250,000	$416,199	4.47%	$110,625,000	$965,986	3.49%

Interest expense decreased primarily due to declines in the average outstanding debt.

Analysis of Operating Expense

The following table shows the components of operating expense for the three months ended March 31, 2022 and 2021.

	For the Three Months Ended March 31,
Operating expense	2022	2021	Change
Management fees	$599,000	$1,548,793	$(949,793)
Banking and professional fees	571,280	119,174	452,106
Other operating expenses	22,754	30,436	(7,682)
Total operating expense	$1,193,034	$1,698,403	$(505,369)

Management fees were calculated as 2.5% of the Fund’s total assets and the decreases were due to declines in the Fund’s total assets due primarily to fewer new loan fundings to offset monthly loan payments and early pay downs.

Banking and professional fees increased by $0.5 million, or 379.4%, due primarily to increased legal expenses associated with loan workouts this period.

Other operating expenses included director fees, custody fees, tax fees and other expenses related to the operations of the Fund.

Non-recurring fees

The Fund may receive non-recurring fees in connection with the origination and servicing of portfolio loans. Transactions in this category may include forfeited commitment fees and unamortized warrants, that become recognized as other income after the loan commitment period expires. Other non-recurring fees include pre-payment fees which are recognized as other income in the period received. Legal fee reimbursements for deal due diligence and drafting of documents are recognized as offsets against legal expenses. Non-recurring fees for the three months ended March 31, 2022 and 2021 were less than $0.1 million.

Realized and Change in Unrealized Gains (Losses)

Net investment income for the three months ended March 31, 2022 and 2021, was $3.6 million and $7.1 million, respectively.

Net realized loss from loans was $0.6 million and $0.1 million for the three months ended March 31, 2022 and 2021, respectively. The primary reason for the losses were non-accrual loan write-offs.

Net realized loss from derivative instruments was less than $0.1 million for both the three months ended March 31, 2022 and 2021. The net realized loss from derivative instruments were due to interest payments paid on the interest rate collar as the floating rate dropped below the fixed rate of the swap and the one-month LIBOR rate is below the floor of the collar.

Net change in unrealized gain from loans was $2.4 million and $3.3 million for the three months ended March 31, 2022 and 2021, respectively. The net change in unrealized gain from loans consisted of fair value adjustments taken against loans as a result of an improvement or deterioration in certain portfolio companies’ performance as well as reversal of prior adjustments on realized loan losses.

Net change in unrealized gain from derivative instruments was less than $0.1 million for both the three months ended March 31, 2022 and 2021. The net change in unrealized gain from derivative instruments consisted of fair market value adjustments to the interest rate collar.

Net increase in net assets resulting from operations for the three months ended March 31, 2022 and 2021, was $5.4 million and $10.2 million, respectively. On a per share basis, the net increase in net assets resulting from operations for the three months ended March 31, 2022 and 2021 was $53.92 and $102.39, respectively.

Liquidity and Capital Resources – March 31, 2022 and December 31, 2021

The Fund is owned entirely by the Company. The Company is expected, but not required, to make further contributions to the capital of the Fund to the extent of the Company’s members’ capital commitment to the Company and excess cash balances of the Company. Total capital contributed to the Fund was $356.1 million as of March 31, 2022 and December 31, 2021. As of both March 31, 2022 and December 31, 2021, the Company had subscriptions for capital in the amount of $423.6 million, of which $415.2 million had been called. The remaining $8.5 million has expired and can no longer be called. Per the operating agreement between the Company’s managing member and members of the Company, only 10% of committed capital may be recalled effective March 31, 2021. As a result, the Company has made $42.4 million in recallable distributions to its investors.

The change in cash for the three months ended March 31, 2022 and 2021 was as follows:

	For the Three Months Ended March 31, 2022	For the Three Months Ended March 31, 2021
Net cash provided by operating activities	$21,724,926	$33,631,502
Net cash used in financing activities	(21,007,107)	(39,112,021)
Net increase (decrease) in cash and cash equivalents	$717,819	$(5,480,519)

As of March 31, 2022 and December 31, 2021, 5.1% and 4.3%, respectively, of the Fund’s net assets consisted of cash and cash equivalents.

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

The Fund further reduced the debt facility in the ordinary course of business and the debt facility commitment as of March 31, 2022 was $44.0 million. On April 19, 2022 the Fund notified its lenders of its intention to permanently reduce its aggregate commitments to $33.0 million effective April 26, 2022 (as described in Note 11).

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

As of March 31, 2022, $26.0 million was outstanding under the facility.

Net loan amounts outstanding after amortization and valuation adjustments decreased by $18.9 million for the three months ended March 31, 2022. As of March 31, 2022, all of the Fund’s unfunded commitments expired.

As of	Cumulative Amount Disbursed	Principal Reductions and Fair Market Adjustments	Balance Outstanding - Fair Value
March 31, 2022	$937.9 million	$848.3 million	$89.6 million
December 31, 2021	$937.9 million	$829.4 million	$108.5 million

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

As of March 31, 2022, the Fund had a cash balance of $3.5 million and approximately $67.8 million in scheduled loan receivable payments over the next twelve months. Additionally, the Fund has access to the Company’s recallable distributions of $42.4 million and the unused portion of the revolving credit facility. Together, these amounts are sufficient to meet the operational expenses of the Fund over the next year.

The Fund is permitted to borrow in any amounts so long as its asset coverage ratio, as defined in the 1940 Act, is at least 200% after giving effect to such borrowings. As of March 31, 2022 and December 31, 2021, the Fund’s asset coverage ratio was 363% and 239%, respectively.

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

The Fund’s exposure to interest rate sensitivity is regularly monitored and analyzed by measuring the characteristics of assets and liabilities. The Fund utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates. At March 31, 2022, the outstanding debt balance was $26.0 million at a floating interest rate based on the daily 1-month LIBOR rate, for which the Fund has a derivative instrument in place with a cap interest rate of 1.00% on $23.0 million of the notional principal amount and a floor of 0.215%.
Because all of the Fund’s loans impose a fixed interest rate upon funding, changes in short-term interest rates will not directly affect interest income associated with the loan portfolio as of March 31, 2022. However, those changes could have the potential to change the Fund’s ability to originate loan commitments, acquire and renew bank facilities, and engage in other investment activities. Further, changes in short-term interest rates could also affect interest rate expense, realized gain from investments and interest on the Fund’s short-term investments.
Based on the Fund’s Condensed Statements of Assets and Liabilities as of March 31, 2022, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in investments, borrowings, cash balances and derivative instruments.

Effect of Interest Rate Change By	Other Interest and Other Income (Loss)	Gain (Loss) from Derivative Instruments	Interest Income (Expense)	Total Income (Loss)
(0.50)%	$(17,668)	$(60,950)	$117,000	$38,382
1%	$35,336	$103,500	$(260,000)	$(121,164)
2%	$70,672	$333,500	$(520,000)	$(115,828)
3%	$106,007	$563,500	$(780,000)	$(110,493)
4%	$141,343	$793,500	$(1,040,000)	$(105,157)
5%	$176,679	$1,023,500	$(1,300,000)	$(99,821)

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

Changes in Internal Controls:

There have not been any changes in the Fund’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the Fund’s fiscal quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors reported in the Fund’s 2021 Annual Report on Form 10-K.

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

3.2	Bylaws of the Fund, incorporated by reference to the Fund’s Form 10 filed with the Securities and Exchange Commission on May 29, 2015.
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

VENTURE LENDING & LEASING VIII, INC.
(Registrant)

By:	/s/ David R. Wanek	By:	/s/ Jared S. Thear
David R. Wanek		Jared S. Thear
President and Chief Executive Officer		Chief Financial Officer
(Principal Executive Officer)		(Principal Financial Officer)
Date:	May 12, 2022	Date:	May 12, 2022