Form 10-Q
period 2022-06-30
Venture Lending & Leasing VIII, Inc.
filed 2022-08-11
CIK 1642862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]  No [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 11, 2022
Common Stock, $0.001 par value	100,000

VENTURE LENDING & LEASING VIII, INC.
INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Statements of Assets and Liabilities (Unaudited)
As of June 30, 2022 and December 31, 2021

Condensed Statements of Operations (Unaudited)
For the three and six months ended June 30, 2022 and 2021

Condensed Statements of Changes in Net Assets (Unaudited)
For the three and six months ended June 30, 2022 and 2021

Condensed Statements of Cash Flows (Unaudited)
For the six months ended June 30, 2022 and 2021

Condensed Schedules of Investments (Unaudited)
As of June 30, 2022 and December 31, 2021

Condensed Schedules of Derivative Instruments (Unaudited)
As of December 31, 2021

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

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VENTURE LENDING & LEASING VIII, INC.

CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
AS OF JUNE 30, 2022 AND DECEMBER 31, 2021

	June 30, 2022	December 31, 2021
ASSETS
Loans, at estimated fair value
(cost of $80,630,786 and $131,576,413)	$61,342,480	$108,465,616
Cash and cash equivalents	3,061,059	2,815,756
Dividend and interest receivables	768,490	1,369,848
Other assets	1,066,919	1,061,128
Total assets	66,238,948	113,712,348

LIABILITIES
Borrowings under debt facility	9,500,000	47,000,000
Accrued management fees	413,993	710,702
Derivative liability	—	4,733
Accounts payable and other accrued liabilities	358,579	605,576
Total liabilities	10,272,572	48,321,011

NET ASSETS	$55,966,376	$65,391,337

Analysis of Net Assets:

Capital paid in on shares of capital stock	$356,075,000	$356,075,000
Cumulative return of capital distributions	(276,286,084)	(263,033,898)
Total distributable losses	(23,822,540)	(27,649,765)
Net assets (equivalent to $559.66 and $653.91 per share based on 100,000 shares of capital stock outstanding - See Note 5 and Note 10)	$55,966,376	$65,391,337
	0	0

See notes to condensed financial statements (unaudited).

VENTURE LENDING & LEASING VIII, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

	For the Three Months Ended June 30, 2022	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2022	For the Six Months Ended June 30, 2021

INVESTMENT INCOME:
Interest on loans	$4,457,018	$9,336,918	$9,639,231	$19,060,569
Other interest and other income	7,230	318	7,805	811
Total investment income	4,464,248	9,337,236	9,647,036	19,061,380

EXPENSES:
Management fees	413,993	1,268,834	1,012,993	2,817,627
Interest expense	350,671	868,907	766,870	1,834,893
Banking and professional fees	178,548	684,422	749,828	803,596
Other operating expenses	26,697	29,368	49,451	59,803
Total expenses	969,909	2,851,531	2,579,142	5,515,919
Net investment income	3,494,339	6,485,705	7,067,894	13,545,461

Net realized loss from loans	(1,063,601)	(1,734,408)	(1,693,541)	(1,843,279)
Net realized gain (loss) from derivative instruments	71,500	(13,249)	64,393	(25,271)
Net change in unrealized gain from loans	1,433,959	2,677,914	3,822,491	5,964,893
Net change in unrealized gain (loss) from derivative instruments	(62,583)	7,210	4,733	19,891
Net realized and change in unrealized gain from loans and derivative instruments	379,275	937,467	2,198,076	4,116,234
Net increase in net assets resulting from operations	$3,873,614	$7,423,172	$9,265,970	$17,661,695

Amounts per common share:
Net increase in net assets resulting from operations per share	$38.74	$74.23	$92.66	$176.62
Weighted average shares outstanding	100,000	100,000	100,000	100,000

See notes to condensed financial statements (unaudited).

VENTURE LENDING & LEASING VIII, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

	Common stock
	Shares	Par value	Additional paid-in capital	Return of Capital Distributions	Total Distributable Losses	Net assets
Balance at March 31, 2021(a)	100,000	$100	$352,074,900	$(190,856,174)	$(24,887,057)	$136,331,769
Net increase in net assets resulting from operations	—	—	—	—	7,423,172	7,423,172
Distributions of income to shareholder	—	—	—	—	(4,738,048)	(4,738,048)
Return of capital to shareholder	—	—	—	(25,441,218)	—	(25,441,218)

Balance at June 30, 2021	100,000	$100	$352,074,900	$(216,297,392)	$(22,201,933)	$113,575,675

Balance at March 31, 2022	100,000	$100	$356,074,900	$(263,033,898)	$(24,380,429)	$68,660,673
Net increase in net assets resulting from operations	—	—	—	—	3,873,614	3,873,614
Distributions of income to shareholder	—	—	—	—	(3,315,725)	(3,315,725)
Return of capital to shareholder	—	—	—	(13,252,186)	—	(13,252,186)

Balance at June 30, 2022	100,000	$100	$356,074,900	$(276,286,084)	$(23,822,540)	$55,966,376

Balance at December 31, 2020 (a)	100,000	$100	$352,074,900	$(164,154,399)	$(28,186,717)	$159,733,884
Net increase in net assets resulting from operations	—	—	—	—	17,661,695	17,661,695
Distributions of income to shareholder	—	—	—	—	(11,676,910)	(11,676,910)
Return of capital to shareholder	—	—	—	(52,142,994)	—	(52,142,994)

Balance at June 30, 2021	100,000	$100	$352,074,900	$(216,297,393)	$(22,201,932)	$113,575,675

Balance at December 31, 2021	100,000	$100	$356,074,900	$(263,033,898)	$(27,649,765)	$65,391,337
Net increase in net assets resulting from operations	—	—	—	—	9,265,970	9,265,970
Distributions of income to shareholder	—	—	—	—	(5,438,745)	(5,438,745)
Return of capital to shareholder	—	—	—	(13,252,186)	—	(13,252,186)

Balance at June 30, 2022	100,000	$100	$356,074,900	$(276,286,084)	$(23,822,540)	$55,966,376
(a) Additional prior period information is shown for comparability with current period presentation.

See notes to condensed financial statements (unaudited).

VENTURE LENDING & LEASING VIII, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

	For the Six Months Ended	For the Six Months Ended
	June 30, 2022	June 30, 2021 (a)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets resulting from operations	$9,265,970	$17,661,695
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Net realized loss from loans	1,693,541	1,843,279
Net realized (gain) loss from derivative instruments	(64,393)	25,271
Net change in unrealized gain from loans	(3,822,491)	(5,964,893)
Net change in unrealized gain from derivative instruments	(4,733)	(19,891)
Amortization of deferred costs related to borrowing facility	273,623	273,623
Origination of loans	—	(1,500,000)
Principal payments on loans, net of accretion	47,061,155	73,804,309
Proceeds from sale of loan	—	1,425,000
Acquisition of equity securities	—	(31,012)
Change in operating assets and liabilities:
Net decrease in dividend and interest receivables	601,358	860,244
Net increase in other assets	(279,414)	(76,598)
Net decrease in accounts payable, other accrued liabilities and accrued management fees	(543,706)	(1,064,330)
Net cash provided by operating activities	54,180,910	87,236,697
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to shareholder	(16,500,000)	(63,100,000)
Borrowings under debt facility	—	27,500,000
Repayments of borrowings under debt facility	(37,500,000)	(55,500,000)
Payments made for derivative instruments	(7,107)	(25,271)
Payments received from derivative instruments	71,500	—
Net cash used in financing activities	(53,935,607)	(91,125,271)
Net increase (decrease) in cash and cash equivalents	245,303	(3,888,574)
CASH AND CASH EQUIVALENTS:
Beginning of period	2,815,756	8,751,396
End of period	$3,061,059	$4,862,822
SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE PERIOD:
Interest - Debt facility	$547,438	$1,666,338
NON-CASH OPERATING AND FINANCING ACTIVITIES:
Distributions of equity securities to shareholder	$2,190,931	$719,904
Receipt of equity securities as repayment of loans	$2,190,931	$688,892
(a) Certain prior period information has been merged for comparability with current year presentation

See notes to condensed financial statements (unaudited).

VENTURE LENDING & LEASING VIII, INC.

CONDENSED SCHEDULE OF INVESTMENTS (UNAUDITED)
AS OF JUNE 30, 2022

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
Biotechnology
	Driver Bioengineering, Inc.		Senior Secured	11.0%		$135,247	$129,214	$129,214	4/1/2023
	Driver Bioengineering, Inc.		Senior Secured	11.0%		375,324	372,069	372,069	6/1/2023
	Driver Bioengineering, Inc. Subtotal					510,571	501,283	501,283
	Orpheus Therapeutics, Inc.		Senior Secured	18.0%		178,510	174,288	-	*
	Quartzy, Inc.		Senior Secured	12.0%		875,271	863,059	863,059	7/1/2024
	Quartzy, Inc.		Senior Secured	12.0%		344,548	327,311	327,311	8/1/2023
	Quartzy, Inc.		Senior Secured	12.0%		812,859	802,423	802,423	5/1/2024
	Quartzy, Inc. Subtotal					2,032,678	1,992,793	1,992,793
Biotechnology Total		4.5%				$2,721,759	$2,668,364	$2,494,076

Computers & Storage
	Canary Connect, Inc.		Senior Secured	12.8%		$824,850	$817,033	$817,033	3/1/2023
Computers & Storage Total		1.5%				$824,850	$817,033	$817,033

Internet
	Ainsly, Inc. ** ^		Senior Secured	12.5%		$133,217	$125,568	$125,568	9/1/2023
	Ainsly, Inc. ** ^		Senior Secured	12.5%		18,980	18,980	18,980	8/1/2022
	Ainsly, Inc. ** ^		Senior Secured	12.5%		56,937	56,458	56,458	8/1/2022
	Ainsly, Inc. ** ^ Subtotal					209,134	201,006	201,006
	Daily Muse, Inc.		Senior Secured	11.0%		3,124,342	3,115,207	3,115,207	7/1/2023
	Lenddo International ** ^		Senior Secured	18.0%		545,048	544,703	-	*
	Merchbar, Inc.		Senior Secured	11.8%		163,799	161,033	161,033	3/1/2023
	OneLocal, Inc. ** ^		Senior Secured	12.3%		661,033	634,766	634,766	3/1/2023
	RenoFi, Inc.		Senior Secured	12.0%		107,906	106,937	106,937	6/1/2023
	RenoFi, Inc.		Senior Secured	12.0%		107,847	104,846	104,846	6/1/2023
	RenoFi, Inc. Subtotal					215,753	211,783	211,783
	Residently USA, LLC ** ^		Senior Secured	12.0%		235,770	235,770	235,770	12/1/2023
	Residently USA, LLC ** ^		Senior Secured	12.0%		293,342	283,107	283,107	2/1/2023
	Residently USA, LLC ** ^ Subtotal					529,112	518,877	518,877
	Serface Care, Inc.		Senior Secured	12.3%		597,411	379,785	18,930	*
	Stay Alfred, Inc.		Senior Secured	18.0%		8,664,902	6,579,267	34,651	*
	Verishop, Inc.		Senior Secured	12.0%		1,346,422	1,336,421	1,336,421	12/1/2023
	Verishop, Inc.		Senior Secured	12.0%		1,345,913	1,315,427	1,315,427	12/1/2023
	Verishop, Inc. Subtotal					2,692,335	2,651,848	2,651,848
Internet Total		13.5%				$17,402,869	$14,998,275	$7,548,101

Medical Devices
	Ablacon, Inc.		Senior Secured	11.0%		$815,026	$810,640	$810,640	3/1/2023
	Ablacon, Inc.		Senior Secured	11.0%		814,726	802,883	802,883	3/1/2023
	Ablacon, Inc. Subtotal					1,629,752	1,613,523	1,613,523
	Anutra Medical, Inc.		Senior Secured	12.0%		37,401	37,115	37,115	10/1/2022
	CytoVale, Inc.		Senior Secured	12.0%		259,982	253,606	253,606	10/1/2023
	CytoVale, Inc.		Senior Secured	12.0%		17,497	17,478	17,478	7/1/2022
	CytoVale, Inc.		Senior Secured	12.0%		274,986	272,453	272,453	11/1/2023
	CytoVale, Inc. Subtotal					552,465	543,537	543,537
	Medrobotics Corporation, Inc.		Senior Secured	18.0%		10,000,000	8,895,103	947,174	*
	Renovia, Inc.		Senior Secured	10.5%		4,356,505	4,087,105	4,087,105	6/1/2023
Medical Devices Total		12.9%				$16,576,123	$15,176,383	$7,228,454

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date

Other Healthcare
	GoForward, Inc.		Senior Secured	11.5%		$2,541,739	$2,505,157	$2,505,157	6/1/2024
	GoForward, Inc.		Senior Secured	11.5%		3,310,257	3,199,835	3,199,835	9/1/2023
	GoForward, Inc. Subtotal					5,851,996	5,704,992	5,704,992
	Hello Heart Inc.		Senior Secured	11.0%		450,590	443,045	443,045	4/1/2023
	Hello Heart Inc.		Senior Secured	11.0%		360,574	358,649	358,649	4/1/2023
	Hello Heart Inc.		Senior Secured	11.0%		445,504	441,983	441,983	11/1/2023
	Hello Heart Inc. Subtotal					1,256,668	1,243,677	1,243,677
	HumanAPI, Inc.		Senior Secured	11.8%		775,824	762,714	762,714	7/1/2023
	Myolex, Inc.		Senior Secured	18.0%		762,531	726,537	-	*
	Therapydia, Inc.		Senior Secured	11.5%		65,960	65,626	65,626	1/1/2023
	Therapydia, Inc.		Senior Secured	11.5%		56,804	56,552	56,552	12/1/2022
	Therapydia, Inc.		Senior Secured	11.5%		19,293	19,161	19,161	8/1/2022
	Therapydia, Inc.		Senior Secured	12.5%	1.7%	47,993	47,993	47,993	6/1/2023
	Therapydia, Inc.		Senior Secured	12.0%	1.7%	37,063	36,266	36,266	3/1/2023
	Therapydia, Inc. Subtotal					227,113	225,598	225,598
Other Healthcare Total		14.2%				$8,874,132	$8,663,518	$7,936,981

Other Technology
	Abiquo Group, Inc. ** ^		Senior Secured	18.0%		$53,294	$53,294	$26,647	*
	Aclima, Inc.		Senior Secured	12.0%		1,128,597	1,061,100	1,061,100	10/1/2023
	Antitoxin Technologies Inc. ** ^		Senior Secured	11.5%		163,653	127,097	117,323	9/1/2022
	ATeam Army, Inc.		Senior Secured	12.0%		453,822	445,226	445,226	4/1/2023
	Beautiful Beanfields, Inc.		Senior Secured	6.0%		275,000	271,587	271,587	*
	BloomTech Inc.		Senior Secured	11.3%		2,314,773	2,263,242	2,263,242	7/1/2023
	BloomTech Inc.		Senior Secured	11.3%		1,240,808	1,240,808	1,240,808	8/1/2023
	BloomTech Inc. Subtotal					3,555,581	3,504,050	3,504,050
	Brightside Benefit, Inc.		Senior Secured	12.1%		72,567	72,020	72,020	9/1/2022
	Brightside Benefit, Inc.		Senior Secured	12.4%		282,382	281,057	281,057	3/1/2023
	Brightside Benefit, Inc. Subtotal					354,949	353,077	353,077
	BW Industries, Inc.		Senior Secured	11.8%		793,736	787,928	787,928	6/1/2023
	BW Industries, Inc.		Senior Secured	11.8%		731,193	708,613	708,613	5/1/2023
	BW Industries, Inc. Subtotal					1,524,929	1,496,541	1,496,541
	Fitplan, Inc. ** ^		Senior Secured	12.5%		757,785	650,788	650,788	11/1/2023
	Flo Water, Inc.		Senior Secured	11.8%		1,075,832	1,048,327	1,048,327	12/1/2023
	Heartwork, Inc.		Senior Secured	18.0%		379,462	371,981	19,222	*
	Higher Ground Education, Inc.		Senior Secured	12.5%		503,819	501,024	501,024	4/1/2023
	Higher Ground Education, Inc.		Senior Secured	12.5%		596,851	588,788	588,788	1/1/2023
	Higher Ground Education, Inc.		Senior Secured	12.5%		183,800	182,673	182,673	5/1/2023
	Higher Ground Education, Inc.		Senior Secured	12.5%		230,373	228,651	228,651	8/1/2023
	Higher Ground Education, Inc. Subtotal					1,514,843	1,501,136	1,501,136
	Hint, Inc.		Senior Secured	12.0%		2,361,558	2,262,697	2,262,697	6/1/2023
	Jiko Group, Inc.		Senior Secured	12.0%		1,510,558	1,482,629	1,482,629	6/1/2023
	Merlin Labs, Inc.		Senior Secured	11.0%		63,976	63,696	63,696	1/1/2023
	NewGlobe Schools, Inc. ** ^		Senior Secured	12.5%		2,578,661	2,534,128	2,534,128	8/1/2023
	Noteleaf, Inc.		Senior Secured	18.0%		2,277,124	1,861,011	250,616	*
	Opya, Inc.		Senior Secured	12.0%		289,709	281,989	281,989	11/1/2023
	Percepto, Inc.		Senior Secured	12.2%		464,259	457,007	457,007	4/1/2023
	Plae Co.		Senior Secured	2.7%		667,500	33,375	33,375	*
	Plant Prefab, Inc.		Senior Secured	11.0%		59,571	59,115	59,115	8/1/2022
	Romaine Empire, Inc.		Senior Secured	12.3%		2,853,585	2,791,625	2,791,625	9/1/2023
	Saltbox, Inc.		Senior Secured	12.3%		185,217	182,293	182,293	6/1/2023
	SMS OPCO LLC		Senior Secured	8.0%		30,175	11,425	11,425	*
	Sustainable Living Partners, LLC		Senior Secured	12.5%		2,143,639	2,031,059	2,031,059	8/1/2023
	UniEnergy Technologies LLC		Senior Secured	18.0%		1,120,954	1,078,852	700,068	*
	Veev Group, Inc.		Senior Secured	12.5%		1,622,273	1,611,084	1,611,084	6/1/2023
	Veev Group, Inc.		Senior Secured	12.5%		540,644	518,416	518,416	6/1/2023

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	Veev Group, Inc. Subtotal					2,162,917	2,129,500	2,129,500
	Velo Holdings Limited		Senior Secured	12.0%		2,471,720	1,807,339	1,413,516	*
	Wheels Labs, Inc.		Senior Secured	12.0%		1,524,853	1,483,357	1,483,357	6/1/2023
	Wine Plum, Inc.		Senior Secured	12.5%		113,285	112,623	112,623	9/1/2022
Other Technology Total		51.4%				$34,117,008	$31,547,924	$28,775,742

Software
	Bloomboard, Inc.		Senior Secured	11.5%		$1,325,549	$—	$1,292,682	*
	Censia Inc.		Senior Secured	11.0%		148,165	146,869	146,869	10/1/2022
	Eskalera, Inc.		Senior Secured	10.5%		324,703	321,383	321,383	3/1/2023
	Estify, Inc.		Senior Secured	18.0%		842,819	591,768	24,317	*
	ICX Media, Inc.		Senior Secured	18.0%		762,829	619,891	467,564	*
	Ipolipo, Inc.		Senior Secured	12.0%		195,275	191,878	191,878	9/1/2022
	Medable, Inc.		Senior Secured	12.0%		293,244	291,922	291,922	2/1/2023
	Medable, Inc.		Senior Secured	12.0%		586,414	575,842	575,842	2/1/2023
	Medable, Inc. Subtotal					879,658	867,764	867,764
	Metarail, Inc.		Senior Secured	18.0%		709,588	700,656	47,254	*
	Parkoursc, Inc.		Senior Secured	12.0%		624,202	617,741	617,741	9/1/2024
	Parkoursc, Inc.		Senior Secured	12.0%		689,090	669,707	669,707	8/1/2023
	Parkoursc, Inc. Subtotal					1,313,292	1,287,448	1,287,448
	Safe Securities Inc.		Senior Secured	12.0%		146,635	143,659	143,659	2/1/2023
	Splitwise, Inc.		Senior Secured	12.3%		111,292	110,187	110,187	12/1/2022
	Swivel, Inc.		Senior Secured	12.0%		17,409	17,289	17,289	8/1/2022
	Swivel, Inc.		Senior Secured	12.0%		34,474	34,474	34,474	10/1/2022
	Swivel, Inc. Subtotal					51,883	51,763	51,763
	Truthset, Inc.		Senior Secured	10.5%		336,131	310,782	310,782	1/1/2024
	Workspot, Inc.		Senior Secured	12.0%		112,193	111,751	111,751	10/1/2022
	Workspot, Inc.		Senior Secured	12.0%		56,655	56,234	56,234	8/1/2022
	Workspot, Inc. Subtotal					168,848	167,985	167,985
Software Total		9.7%				$7,316,667	$5,512,033	$5,431,535

Technology Services
	Blazent, Inc.		Senior Secured	12.0%		$1,135,737	$353,486	$216,788	*
	Klar Holdings Limited ** ^		Senior Secured	14.2%	4.0%	124,086	121,045	121,045	7/1/2023
	Klar Holdings Limited ** ^		Senior Secured	12.5%		37,570	36,259	36,259	10/1/2022
	Klar Holdings Limited ** ^ Subtotal					161,656	157,304	157,304
	Liftit, Inc. ** ^		Senior Secured	12.0%		37,757	37,487	37,487	8/1/2022
	Liftit, Inc. ** ^		Senior Secured	12.0%		74,777	74,563	74,563	10/1/2022
	Liftit, Inc. ** ^ Subtotal					112,534	112,050	112,050
	Loansnap Holdings Inc. **		Senior Secured	11.0%		605,860	596,385	596,385	12/1/2022
Technology Services Total		1.9%				$2,015,787	$1,219,225	$1,082,527

Wireless
	AirVine Scientific, Inc.		Senior Secured	12.0%		$14,094	$13,978	$13,978	9/1/2022
	AirVine Scientific, Inc.		Senior Secured	12.0%		14,103	14,053	14,053	9/1/2022
	AirVine Scientific, Inc. Subtotal					28,197	28,031	28,031
Wireless Total		0.0%				$28,197	$28,031	$28,031
Grand Total		109.6%				$89,877,392	$80,630,786	$61,342,480

* As of June 30, 2022, loans with a cost basis of $25.1 million and a fair value of $5.8 million were classified as non-accrual. These loans have been accelerated from their original maturity and are due in their entirety. During the period for which these loans have been on non-accrual status, no interest income has been recognized.

** Indicates assets that the Fund deems “non-qualifying assets.” As of June 30, 2022, 8.6% of the Fund’s total assets represented non-qualifying assets. Under Section 55(a) of the 1940 Act, the Fund is prohibited from acquiring any additional non-qualifying assets unless, at the time of acquisition, certain specified qualifying assets (e.g., securities issued by an “eligible portfolio company, ”

as defined in Section 2(a)(46)) represent at least 70% of its total assets. As part of this calculation, the numerator consists of the fair value of the Fund’s investments in all eligible portfolio companies and the denominator consists of total assets less those assets described in Section 55(a)(7) of the 1940 Act.

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

As of June 30, 2022, all loans were made to non-affiliates.

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

VENTURE LENDING & LEASING VIII, INC.

CONDENSED SCHEDULES OF DERIVATIVE INSTRUMENTS (UNAUDITED)
AS OF DECEMBER 31, 2021

On June 3, 2022, Management elected to terminate the interest rate collar contract. As such, there was no derivative instrument as of June 30, 2022.

			AS OF DECEMBER 31, 2021
Description and terms of payments to be received from another party	Description and terms of payments to be paid to another party	Counterparty	Maturity Date	Notional Amount	Fair Value	Upfront payments / receipts	Unrealized appreciation / (depreciation) (b)

Interest Rate Collar

Floating interest rate of USD-LIBOR-BBA with cap rate of 1.00% to be received monthly	Floating interest rate of USD-LIBOR-BBA with floor interest rate 0.215%, to be paid monthly	MUFG Union Bank, N.A.	1/11/2023	$30,000,000	$(4,733)	$—	$(4,733)

Total				$30,000,000	$(4,733)	$—	$(4,733)

(a) The interest rate collar was terminated on June 3, 2022.
(b) The unrealized appreciation/(depreciation) was determined using prices or valuation based on observable inputs other than quoted price in active markets for identical assets and liabilities. See "Note 3. Fair Value Disclosures" for more information.

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
In the Manager’s opinion, the accompanying condensed interim financial statements (hereafter referred to as “financial statements”) include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the six months ended June 30, 2022 are not necessarily indicative of what the results would be for a full year. These financial statements should be read in conjunction with the financial statements and the notes included in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2021.
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

Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand and money market mutual funds with maturities of 90 days or less. Money market mutual funds held as cash equivalents are valued at their most recently traded net asset value. Within cash and cash equivalents, as of June 30, 2022, the Fund held 3,031,830 units in the First American Government Obligations Fund, valued at $1 per unit at a yield of 1.26%, and $29,229 in cash, which represented 5.47% of the net assets of the Fund. Within cash and cash equivalents, as of December 31, 2021, the Fund held 2,815,756 units in the First American Government Obligations Fund, valued at $1 per unit at a yield of 0.02%, which represented 4.31% of the net assets of the Fund.
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

As of June 30, 2022 and December 31, 2021, the financial statements included nonmarketable investments of $61.3 million and $108.5 million, respectively, (or 92.6% and 95.4% of the total assets, respectively), with the fair values determined by the Manager in the absence of readily determinable market values. Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Below is the information used by the Manager in making these estimates.

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
As of June 30, 2022, loans with a cost basis of $25.1 million and a fair value of $5.8 million were classified as non-accrual. As of December 31, 2021, loans with a cost basis of $31.0 million and a fair value of $8.0 million were classified as non-accrual.

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

The remaining expected lives of warrants are based on historical experience of the average life of the warrants, as warrants are often exercised in the event of acquisitions, mergers, or initial public offerings, and terminated due to events such as bankruptcies, restructuring activities, or additional financings. These events cause the expected term to be less than the remaining contractual term of the warrants. As of June 30, 2022 and December 31, 2021, the Fund assumed the average duration of a warrant was 4.0 years. The effect of a hypothetical increase in the estimated initial term of the warrants used in the modified Black-Scholes option pricing model would have the effect of increasing the fair value of the warrants. However, the estimated initial term of the warrants is one factor, of many, used in the valuation of warrants, and by itself does not have a significant impact on the results of operations.

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
Deferred Debt Facility Fees
The deferred debt facility fees and costs associated with the debt facility are included in other assets in the Condensed Statements of Assets and Liabilities and are being amortized over the estimated life of the facility, which currently matures on August 26, 2023. The amortization of these costs is recorded as interest expense in the Condensed Statements of Operations.
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
Derivative Instruments

The Fund used derivative instruments to manage its exposure to changes in interest rates on expected borrowings under its debt facility, as the Fund originates fixed rate loans (see Note 8). The interest rate collar had a notional value of $30.0 million as of December 31, 2021, and on June, 3, 2022, Management elected to terminate the interest rate collar contract.

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

3. FAIR VALUE DISCLOSURES
The Fund provides asset-based financing primarily to start-up and emerging growth venture-backed companies pursuant to commitments whereby the Fund agrees to finance assets and provide working or growth capital up to a specified amount for the term of the commitment, upon the terms and subject to the conditions specified by such commitment. Even though these loans are generally secured by the assets of the borrowers, the Fund in most cases is subject to the credit risk of such companies. As of June 30, 2022, the Fund’s investments in loans were primarily to companies based within the United States and were diversified among borrowers in the industry segments shown in the Condensed Schedules of Investments. All loans are senior to unsecured creditors and other secured creditors, unless as indicated in the Condensed Schedules of Investments.

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

The tables below show the weighted-average interest rate of the performing loans and all loans.

Performing Loans	For the Three Months Ended June 30, 2022	For the Three Months Ended June 30, 2021
Weighted-Average Interest Rate - Cash	20.28%	13.95%
Weighted-Average Interest Rate- Non-Cash	2.74%	3.51%
Weighted-Average Interest Rate	23.02%	17.46%

All Loans	For the Three Months Ended June 30, 2022	For the Three Months Ended June 30, 2021
Weighted-Average Interest Rate - Cash	21.08%	13.74%
Weighted-Average Interest Rate- Non-Cash	2.52%	3.28%
Weighted-Average Interest Rate	23.60%	17.02%

Performing Loans	For the Six Months Ended June 30, 2022	For the Six Months Ended June 30, 2021
Weighted-Average Interest Rate - Cash	16.07%	13.31%
Weighted-Average Interest Rate- Non-Cash	3.97%	3.39%
Weighted-Average Interest Rate	20.04%	16.70%

All Loans	For the Six Months Ended June 30, 2022	For the Six Months Ended June 30, 2021
Weighted-Average Interest Rate - Cash	18.62%	13.01%
Weighted-Average Interest Rate- Non-Cash	3.69%	3.23%
Weighted-Average Interest Rate	22.31%	16.24%

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

All loans as of June 30, 2022 and December 31, 2021 were pledged as collateral for the debt facility, and the Fund’s borrowings are generally collateralized by all assets of the Fund. As of June 30, 2022 and December 31, 2021, the Fund’s unfunded commitments had all expired.
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

Transfers of investments between levels of the fair value hierarchy are recorded on the actual date of the event or change in circumstances that caused the transfer. There were no transfers in and out of Level 1, 2, or 3 during the six months ended June 30, 2022 and 2021.

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

The following tables provide quantitative information about the Fund’s Level 3 fair value measurements of the Fund’s investments by industry as of June 30, 2022 and December 31, 2021. In addition to the techniques and inputs noted in the tables below, the Fund may also use other valuation techniques and methodologies when determining its fair value measurements.

Investment Type - Level 3
Loan Investments	Fair Values at June 30, 2022	Valuation Techniques / Methodologies	Unobservable Inputs	Ranges	Weighted Averages (a)

Biotechnology	$2,494,076	Hypothetical market analysis	Hypothetical market coupon rate	15% - 15%	15%
		Asset Recovery	Probability weighting of alternative outcomes	100% *

Computers and Storage	817,033	Hypothetical market analysis	Hypothetical market coupon rate	*	15%

Internet	7,548,101	Hypothetical market analysis	Hypothetical market coupon rate	11% - 21%	14%
		Asset Recovery	Probability weighting of alternative outcomes	5% - 100% ^

Medical Devices	7,228,454	Hypothetical market analysis	Hypothetical market coupon rate	13% - 22%	19%
		Asset Recovery	Probability weighting of alternative outcomes	35% - 65% *

Other Healthcare	7,936,981	Hypothetical market analysis	Hypothetical market coupon rate	13% - 15%	15%
		Asset Recovery	Probability weighting of alternative outcomes	100% *

Other Technology	28,775,742	Hypothetical market analysis	Hypothetical market coupon rate	12% - 119%	18%
		Asset Recovery	Probability weighting of alternative outcomes	5% - 100% ^

Software	5,431,535	Hypothetical market analysis	Hypothetical market coupon rate	13% - 23%	16%
		Asset Recovery	Probability weighting of alternative outcomes	5% - 100% ^

Investment Type - Level 3
Loan Investments	Fair Values at June 30, 2022	Valuation Techniques / Methodologies	Unobservable Inputs	Ranges	Weighted Averages (a)
Technology Services	1,082,527	Hypothetical market analysis	Hypothetical market coupon rate	15% - 21%	17%
		Asset Recovery	Probability weighting of alternative outcomes	5% - 100% ^

Wireless	28,031	Hypothetical market analysis	Hypothetical market coupon rate	*	16%
Total Loan investments	$61,342,480

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

The following tables present the balances of assets and liabilities as of June 30, 2022 and December 31, 2021 measured at fair value on a recurring basis:

As of June 30, 2022
ASSETS:	Level 1	Level 2	Level 3	Total

Loans*	$—	$—	$61,342,480	$61,342,480
Cash equivalents	3,031,830	—	—	3,031,830
Total assets	$3,031,830	$—	$61,342,480	$64,374,310

LIABILITIES:	Level 1	Level 2	Level 3	Total
Borrowings under debt facility	$—	$9,500,000	$—	$9,500,000
Total liabilities	$—	$9,500,000	$—	$9,500,000

* For a detailed listing of borrowers comprising this amount, please refer to the Condensed Schedules of Investments.

As of December 31, 2021
ASSETS:	Level 1	Level 2	Level 3	Total
Loans†	$—	$—	$108,465,616	$108,465,616
Cash equivalents	2,815,756	—	—	2,815,756
Total assets	$2,815,756	$—	$108,465,616	$111,281,372

LIABILITIES:	Level 1	Level 2	Level 3	Total
Borrowings under debt facility	$—	$47,000,000	$—	$47,000,000
Derivative liability	—	4,733	—	4,733
Total liabilities	$—	$47,004,733	$—	$47,004,733

† For a detailed listing of borrowers comprising this amount, please refer to the Condensed Schedules of Investments.

The following tables provide a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Three Months Ended June 30, 2022		For the Six Months Ended June 30, 2022
	Loans	Warrants	Loans	Stock	Warrants
Beginning balance	$89,617,574	$—	$108,465,616	$—	$—
Acquisitions and originations	—	67,910	—	2,090,759	100,172
Principal payments on loans, net of accretion	(28,645,452)	—	(49,252,086)	—	—
Distributions to shareholder	—	(67,910)	—	(2,090,759)	(100,172)
Net change in unrealized gain from loans	1,433,959	—	3,822,491	—	—
Net realized loss from loans	(1,063,601)	—	(1,693,541)	—	—
Ending balance	$61,342,480	$—	$61,342,480	$—	$—
Net change in unrealized gain from loans relating to loans still held at June 30, 2022	$573,918		$1,389,334

	For the Three Months Ended June 30, 2021(a)		For the Six Months Ended June 30, 2021 (a)
	Loans	Warrants	Loans	Warrants
Beginning balance	$239,607,716	$—	$264,629,798	$—
Acquisitions and originations	—	179,266	1,500,000	719,904
Principal payments on loans, net of accretion	(44,793,011)	—	(74,493,201)	—
Proceeds from sale of loan	(1,425,000)	—	(1,425,000)	—
Distributions to shareholder	—	(179,266)	—	(719,904)
Net change in unrealized gain from loans	2,677,914	—	5,964,893	—
Net realized loss from loans	(1,734,408)	—	(1,843,279)	—
Ending balance	$194,333,211	$—	$194,333,211	$—
Net change in unrealized gain (loss) from loans relating to loans still held at June 30, 2021	$342,349		$3,067,358
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
5.    CAPITAL STOCK
As of both June 30, 2022 and December 31, 2021, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding. Total committed capital of the Company, as of both June 30, 2022 and December 31, 2021, was $423.6 million. Total contributed capital to the Company through June 30, 2022 and December 31, 2021 was $415.2 million, of which $356.1 million was contributed to the Fund.

The chart below shows the distributions of the Fund for the six months ended June 30, 2022 and 2021.

	For the Six Months Ended June 30, 2022	For the Six Months Ended June 30, 2021
Cash distributions	$16,500,000	$63,100,000
Distributions of equity securities	2,190,931	719,904
Total distributions to shareholder	$18,690,931	$63,819,904

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

The Fund further reduced the debt facility in the ordinary course of business and the debt facility commitment as of June 30, 2022 was $23.0 million.

The Fund is permitted to borrow in any amounts so long as its asset coverage ratio, as defined in the 1940 Act, is at least 200% after giving effect to such borrowings. As of June 30, 2022 and December 31, 2021, the Fund’s asset coverage ratio was 685% and 239%, respectively.

All of the assets of the Fund collateralize borrowings by the Fund. Loans under the facility may be, at the option of the Fund, a Reference Rate Loan, a LIBOR Loan or a LIBOR Market Index Rate Loan. As of June 30, 2022, the Fund’s outstanding borrowings were LIBOR Market Index Rate Loans.

The Fund pays interest on its borrowings and a fee on the unused portion of the facility. Under the Amended Loan Agreement, interest is charged to the Fund based on its borrowings at, pursuant to the election of the Fund, an annual rate of either (i) Reference Rate plus 1.75%, (ii) LIBOR plus 2.75% or (iii) LIBOR Market Index Rate plus 2.75%. When the Fund is using 50% or more of the maximum amount available under the Amended Loan Agreement, the applicable commitment fee is 0.25% of the unused portion of the loan facility; otherwise, the applicable commitment fee is 0.50% of the unused portion. The Fund pays the unused credit line fee quarterly. As of June 30, 2022 and December 31, 2021, $9.5 million and $47.0 million were outstanding under the facility, respectively.

As of June 30, 2022, the LIBOR rate was as follows:

1-Month LIBOR	1.7867%
3-Month LIBOR	2.2851%

Bank fees and other costs of $3.8 million incurred in connection with the acquisition and extension of the facility have been capitalized and are amortized to interest expense on a straight-line basis over the expected life of the facility. As of June 30, 2022 and December 31, 2021, there are remaining unamortized fees and costs of $0.6 million and $0.9 million, respectively. The remaining unamortized fees and costs are amortized over the expected life of the facility, which is expected to terminate on August 26, 2023.
The facility is revolving and as such does not have a specified repayment schedule, although advances are secured by the assets of the Fund and thus repayments will be required as assets decline. The facility contains various covenants including financial covenants related to: (i) minimum debt service coverage ratio, (ii) interest coverage ratio, (iii) maximum loan loss reserves and (iv) unfunded commitment ratio. There are also various restrictive covenants, including limitations on: (i) the incurrence of liens, (ii) consolidations, mergers and asset sales and (iii) capital expenditures. As of both June 30, 2022 and December 31, 2021, Management is not aware of instances of non-compliance with financial covenants.

The following is the summary of the outstanding facility draws as of June 30, 2022:

	Amount	Maturity Date	All-In Interest Rate *
LIBOR Market Index Rate Loans	$9,500,000	August 26, 2023	Variable based on 1-month LIBOR Rate
Total Outstanding	$9,500,000
* Inclusive of 2.75% applicable LIBOR margin plus LIBOR rate.

The following is the summary of the outstanding facility draws as of December 31, 2021:

	Amount	Maturity Date	All-In Interest Rate †
LIBOR Market Index Rate Loans	$47,000,000	August 26, 2023	Variable based on 1-month LIBOR Rate
Total Outstanding	$47,000,000
† Inclusive of 2.75% applicable LIBOR margin plus LIBOR rate

7. MANAGEMENT FEE
As compensation for its services to the Fund, for the two-year period that commenced with the first capital closing, which took place on August 8, 2015, the Manager received a management fee (“Management Fee”) computed and paid at the end of each quarter at an annual rate of 2.5% of the Company’s committed equity capital (regardless of when or if the capital was called) as of the last day of each fiscal quarter. Following this two-year period, starting on August 12, 2017, Management Fees are calculated and paid at the end of each quarter at an annual rate of 2.5% of the Fund’s total assets (including amounts derived from borrowed funds) as of the last day of each quarter. Management Fees of $0.4 million and $1.3 million were recognized as expenses for the three months ended June 30, 2022 and 2021, respectively. Management Fees of $1.0 million and $2.8 million were recognized as expenses for the six months ended June 30, 2022 and 2021, respectively.
8. DERIVATIVE INSTRUMENTS
The Fund used derivative instruments to manage its exposure to changes in interest rates on expected borrowings under its debt facility, as the Fund originates fixed rate loans.

Interest Rate Collar

On April 6, 2020, the Fund entered into an interest rate collar instrument with MUFG Union Bank, N.A., which terminated on September 11, 2020. On September 11, 2020, the Fund entered into another interest rate collar instrument with a termination date of January 11, 2023. On June 3, 2022, Management elected to terminate the interest rate collar contract.

The following tables show the Fund’s derivative instruments at fair value on the Fund’s Condensed Statement of Assets and Liabilities as of June 30, 2022 and December 31, 2021:

	Derivative Liability
Derivative Instruments	June 30, 2022	December 31, 2021
Interest rate collar	$—	$4,733

The following table shows the effect of the Fund’s derivative instruments on the Fund’s Condensed Statements of Operations:

		For the Three Months Ended June 30,		For the Six Months Ended June 30,
Derivative Instruments	Condensed Statements of Operations Caption	2022	2021	2022	2021
Interest rate collar	Net change in unrealized gain (loss) from derivative instruments	$(62,583)	$7,210	$4,733	$19,891
	Net realized gain (loss) from derivative instruments	$71,500	$(13,249)	$64,393	$(25,271)

9. TAX STATUS
The Fund has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986 (the “Code”) and operates in a manner to qualify for the tax treatment applicable to RICs. Failing to maintain at least 70% of total assets in “qualifying assets” will result in the loss of BDC status, resulting in losing its favorable tax treatment as a RIC. As of June 30, 2022, the Fund has met the BDC and RIC requirements. The Fund elected to be treated for federal income tax purposes as a RIC under the Code with the filing of its federal corporate income tax return for 2016.

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

As of June 30, 2022:

Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Loans	$80,630,786	$1,292,682	$(20,580,988)	$(19,288,306)
Total	$80,630,786	$1,292,682	$(20,580,988)	$(19,288,306)

As of December 31, 2021:

Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Loans	$131,576,413	$459,420	$(23,570,217)	$(23,110,797)
Total	$131,576,413	$459,420	$(23,570,217)	$(23,110,797)

Liability	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Derivative liability	$—	$—	$(4,733)	$(4,733)
Total	$—	$—	$(4,733)	$(4,733)

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

Book and tax basis differences relating to shareholder dividends and distributions and other permanent book and tax differences are reclassified among the Fund’s capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from U.S. GAAP. The determination of the tax attributes of the Fund’s distributions is made annually as of the end of the Fund’s taxable year and is generally based upon its taxable income for the full taxable year and distributions paid for the full taxable year. As a result, a determination made on a quarterly basis may not be representative of the actual tax attributes of the Fund’s distributions for a full taxable year. As of June 30, 2022, the Fund had determined the tax attributes of its distributions taxable year-to-date to be from its current and accumulated earnings and profits.  There is not yet, however, certainty as to what the actual tax attributes of the Fund’s distributions to the shareholders will be by the year-ending December 31, 2022.

The Fund anticipates distributing all distributable earnings by the end of the year. Through June 30, 2022, the Fund had no undistributed earnings. The Fund may pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce the shareholder’s tax basis in its shares.

The Fund’s tax returns remain open for examination by the federal government for a period of three years and California tax authorities for a period of four years from when they are filed. As of June 30, 2022, the Fund had no uncertain tax positions and no capital loss carryforwards.
10. FINANCIAL HIGHLIGHTS
U.S. GAAP requires disclosure of financial highlights of the Fund for the three and six months ended June 30, 2022 and 2021.

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

The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021 (a)	2022	2021 (a)

Total return **	6.56%	5.85%	15.35%	13.36%

Per share amounts:
Net asset value, beginning of period	$686.60	$1,363.32	$653.91	$1,597.34
Net investment income	34.94	64.86	70.68	135.45
Net realized and change in unrealized gain from loans and derivative instruments	3.80	9.37	21.98	41.17
Net increase in net assets resulting from operations	38.74	74.23	92.66	176.62
Distributions of income to shareholder	(33.16)	(47.38)	(54.39)	(116.77)
Return of capital to shareholder	(132.52)	(254.41)	(132.52)	(521.43)
Net asset value, end of period	$559.66	$1,135.76	$559.66	$1,135.76
Net assets, end of period	$55,966,376	$113,575,675	$55,966,376	$113,575,675

Ratios to average net assets:

Expenses*	6.40%	8.83%	8.18%	7.98%
Net investment income*	23.04%	20.09%	22.43%	19.59%
Portfolio turn-over rate	—%	0.69%	—%	0.65%
Average debt outstanding	$20,125,000	$99,250,000	$29,071,429	$104,285,714
*Annualized
**Total return amounts presented above are not annualized
(a) Additional prior period information is shown for comparability with current period presentation.

11. SUBSEQUENT EVENTS
On July 22, 2022, the Fund notified its lenders of its intention to permanently reduce its aggregate commitments by $10.0 million effective July 28, 2022, reducing the aggregate commitments to $13.0 million.
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

Results of Operations - For the Three and Six Months Ended June 30, 2022 and 2021

Analysis of Interest Income

Total investment income for the three months ended June 30, 2022 and 2021 was $4.5 million and $9.3 million, respectively, which primarily consisted of interest on the venture loans outstanding. The remaining income consisted of interest and dividends on the temporary investment of cash, and other income from commitment fees and warrants.

Interest income is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants, and new loans funded during the year.

The following table shows the average balance, interest income, and weighted average interest rate for the cash and non-cash portion of interest income for the three months ended June 30, 2022 and 2021.

	For the Three Months Ended June 30, 2022				For the Three Months Ended June 30, 2021
	Average Balance	Interest Income	Weighted-Ave Int Rate - Cash Portion	Weighted-Ave Int Rate - Noncash Portion	Average Balance	Interest Income	Weighted-Ave Int Rate - Cash Portion	Weighted-Ave Int Rate - Noncash Portion
Performing Loans	$69,464,327	$3,998,402	20.28%	2.74%	$205,233,546	$8,958,592	13.95%	3.51%
All Loans	$75,538,431	$4,457,018	21.08%	2.52%	$219,376,759	$9,336,918	13.74%	3.28%

Interest income for all loans decreased by $4.9 million, or 52.2%, for the three months ended June 30, 2022 compared to the same period in 2021. The decrease in interest income was due primarily to the decline in the loan investment portfolio as there were no new loans to offset the loans being paid down or paid-off. The average outstanding balances for all loans decreased by $143.8 million, or 65.6%, for the three months ended June 30, 2022 compared to the same period in 2021.

Total investment income for the six months ended June 30, 2022 and 2021 was $9.6 million and $19.1 million, respectively, which primarily consisted of interest on the venture loans outstanding. The remaining income consisted of interest and dividends on the temporary investment of cash, and other income from commitment fees and warrants.

Interest income is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants, and new loans funded during the year.

The following table shows the average balance, interest income, and weighted average interest rate for the cash and non-cash portion of interest income for the six months ended June 30, 2022 and 2021.

	For the Six Months Ended June 30, 2022				For the Six Months Ended June 30, 2021
	Average Balance	Interest Income	Weighted-Ave Int Rate - Cash Portion	Weighted-Ave Int Rate - Noncash Portion	Average Balance	Interest Income	Weighted-Ave Int Rate - Cash Portion	Weighted-Ave Int Rate - Noncash Portion
Performing Loans	$79,844,439	$8,001,108	16.07%	3.97%	$220,107,230	$18,376,177	13.31%	3.39%
All Loans	$86,404,331	$9,639,231	18.62%	3.69%	$234,797,512	$19,060,569	13.01%	3.23%

Interest income for all loans decreased by $9.4 million, or 49.4%, for the six months ended June 30, 2022 compared to the same period in 2021. The decrease in interest income was also due primarily to the decline in the loan investment portfolio as there were no new loans to offset the loans being paid down or paid-off. The average outstanding balances for all loans decreased by $148.4 million, or 63.2% for the six months ended June 30, 2022 compared to the same period in 2021.

Analysis of Interest Expense

Interest expense was comprised of amounts related to interest on debt amounts drawn down, unused credit line fees and amounts amortized from deferred fees incurred in conjunction with the debt facility.

The following table shows the average balance, interest expense and weighted-average interest rate for the three months ended June 30, 2022 and 2021.

	For the Three Months Ended June 30, 2022			For the Three Months Ended June 30, 2021
	Average Balance	Interest Expense	Int Expense Rate	Average Balance	Interest Expense	Int Expense Rate
Bank Facility	$20,125,000	$350,671	6.97%	$99,250,000	$868,907	3.50%

The following table shows the average balance, interest expense and weighted-average interest rate for the six months ended June 30, 2022 and 2021.

	For the Six Months Ended June 30, 2022			For the Six Months Ended June 30, 2021
	Average Balance	Interest Expense	Int Expense Rate	Average Balance	Interest Expense	Int Expense Rate
Bank Facility	$29,071,429	$766,870	5.28%	$104,285,714	$1,834,893	3.52%

Interest expense decreased primarily due to declines in the average outstanding debt.

Analysis of Operating Expense

The following table shows the components of operating expense for the three months ended June 30, 2022 and 2021.

	For the Three Months Ended June 30,
Operating expense	2022	2021	Change
Management fees	$413,993	$1,268,834	$(854,841)
Banking and professional fees	178,548	684,422	(505,874)
Other operating expenses	26,697	29,368	(2,671)
Total operating expense	$619,238	$1,982,624	$(1,363,386)

Management fees were calculated as 2.5% of the Fund’s total assets and the decreases were due to declines in the Fund’s total assets due primarily to fewer new loan fundings to offset monthly loan payments and early pay downs.

Banking and professional fees decreased by $0.5 million, or 73.9%, due primarily to a reduction in legal expenses associated with loan workouts this period.

Other operating expenses included director fees, custody fees, tax fees and other expenses related to the operations of the Fund.

The following table shows the components of operating expense for the six months ended June 30, 2022 and 2021.

	For the Six Months Ended June 30,
Operating expense	2022	2021	Change
Management fees	$1,012,993	$2,817,627	$(1,804,634)
Banking and professional fees	749,828	803,596	(53,768)
Other operating expenses	49,451	59,803	(10,352)
Total operating expense	$1,812,272	$3,681,026	$(1,868,754)

Management fees were calculated as 2.5% of the Fund’s total assets and the decreases were due to declines in the Fund’s total assets due primarily to fewer new loan fundings to offset monthly loan payments and early pay downs.

Banking and professional fees decreased by $0.1 million, or 6.7%, due primarily to reductions in legal expenses associated with client acquisition and loan workouts this period and partially offset by increases in uncollected legal expenses from clients and legal expenses associated with the operation of the Fund.

Other operating expenses included director fees, custody fees, tax fees and other expenses related to the operations of the Fund

Non-recurring fees

The Fund may receive non-recurring fees in connection with the origination and servicing of portfolio loans. Transactions in this category may include forfeited commitment fees and unamortized warrants, that become recognized as other income after the loan commitment period expires. Other non-recurring fees include pre-

payment fees which are recognized as other income in the period received. Legal fee reimbursements for deal due diligence and drafting of documents are recognized as offsets against legal expenses. Non-recurring fees for the three and six months ended June 30, 2022 and 2021 were less than $0.1 million.

Realized and Change in Unrealized Gains (Losses)

Net investment income for the three months ended June 30, 2022 and 2021, was $3.5 million and $6.5 million, respectively.

Net realized loss from loans was $1.1 million and $1.7 million for the three months ended June 30, 2022 and 2021, respectively. The primary reason for the losses were write-offs of non-accrual loans.

Net realized gain (loss) from derivative instruments were a net realized gain of $0.1 million and a net realized loss of less than $0.1 million for the three months ended June 30, 2022 and 2021, respectively. The realized gain from derivative instruments was the residual value of the derivative instrument when it was terminated in June 2022 and partially offset by losses on interest payments made earlier in the year. The net realized losses were due to interest payments paid on the interest rate collar as the floating rate was between the ceiling and floor of the collar.

Net change in unrealized gain from loans was $1.4 million and $2.7 million for the three months ended June 30, 2022 and 2021, respectively. The net change in unrealized gain from loans consisted of fair value adjustments taken against loans as a result of an improvement or deterioration in certain portfolio companies’ performance as well as reversal of prior adjustments on realized loan losses.

Net change in unrealized gain (loss) from derivative instruments were a $0.1 million unrealized loss and an unrealized gain of less than $0.1 million for the three months ended June 30, 2022 and 2021, respectively. The net change in unrealized gain (loss) from derivative instruments consisted of fair market value adjustments to the interest rate collar and the reversal of prior gains with the termination of the derivative.

Net increase in net assets resulting from operations for the three months ended June 30, 2022 and 2021, was $3.9 million and $7.4 million, respectively. On a per share basis, the net increase in net assets resulting from operations for the three months ended June 30, 2022 and 2021 was $38.74 and $74.23, respectively.

Net investment income for the six months ended June 30, 2022 and 2021, was $7.1 million and $13.5 million, respectively.

Net realized loss from loans was $1.7 million and $1.8 million for the six months ended June 30, 2022 and 2021, respectively. The primary reason for the losses were write-offs of non-accrual loans.

Net realized gain (loss) from derivative instruments were a net realized gain of $0.1 million and a net realized loss of less than $0.1 million for the six months ended June 30, 2022 and 2021, respectively. The realized gain from derivative instruments was due primarily to the termination of the derivative instrument in Q2. The net realized losses were due to interest payments paid on the interest rate collar as the floating rate was between the ceiling and floor of the collar.

Net change in unrealized gain from loans was $3.8 million and $6.0 million for the six months ended June 30, 2022 and 2021, respectively. The net change in unrealized gain from loans consisted of fair value adjustments taken against loans as a result of an improvement or deterioration in certain portfolio companies’ performance as well as reversal of prior adjustments on realized loan losses.

Net change in unrealized gain (loss) from derivative instruments were a $0.1 million unrealized gain for both the six months ended June 30, 2022 and 2021. The net change in unrealized gain (loss) from derivative instruments consisted of fair market value adjustments to the interest rate collar and the reversal of prior gains with the termination of the derivative.

Net increase in net assets resulting from operations for the six months ended June 30, 2022 and 2021, was $9.3 million and $17.7 million, respectively. On a per share basis, the net increase in net assets resulting from operations for the six months ended June 30, 2022 and 2021, was $92.66 and $176.62, respectively.

Liquidity and Capital Resources – June 30, 2022 and December 31, 2021

The Fund is owned entirely by the Company. The Company is expected, but not required, to make further contributions to the capital of the Fund to the extent of the Company’s members’ capital commitment to the Company and excess cash balances of the Company. Total capital contributed to the Fund was $356.1 million as of June 30, 2022 and December 31, 2021. As of both June 30, 2022 and December 31, 2021, the Company had subscriptions for capital in the amount of $423.6 million, of which $415.2 million had been called. The remaining $8.5 million has expired and can no longer be called. Per the operating agreement between the Company’s managing member and members of the Company, only 10% of committed capital may be recalled effective March 31, 2021. As a result, the Company has made $42.4 million in recallable distributions to its investors.

The change in cash for the six months ended June 30, 2022 and 2021 was as follows:

	For the Six Months Ended June 30, 2022	For the Six Months Ended June 30, 2021
Net cash provided by operating activities	$54,180,910	$87,236,697
Net cash used in financing activities	(53,935,607)	(91,125,271)
Net increase (decrease) in cash and cash equivalents	$245,303	$(3,888,574)

As of June 30, 2022 and December 31, 2021, 5.5% and 4.3%, respectively, of the Fund’s net assets consisted of cash and cash equivalents.

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

The Fund further reduced the debt facility in the ordinary course of business and the debt facility commitment as of June 30, 2022 was $23.0 million. On July 22, 2022 the Fund notified its lenders of its intention to permanently reduce its aggregate commitments to $13.0 million effective July 28, 2022 (as described in Note 11).

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

As of June 30, 2022, $9.5 million was outstanding under the facility.

Net loan amounts outstanding after amortization and valuation adjustments decreased by $47.1 million for the six months ended June 30, 2022. As of June 30, 2022, all of the Fund’s unfunded commitments expired.

As of	Cumulative Amount Disbursed	Principal Reductions and Fair Market Adjustments	Balance Outstanding - Fair Value
June 30, 2022	$937.9 million	$876.6 million	$61.3 million
December 31, 2021	$937.9 million	$829.4 million	$108.5 million

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

As of June 30, 2022, the Fund had a cash balance of $3.1 million and approximately $51.2 million in scheduled loan receivable payments over the next twelve months. Additionally, the Fund has access to the Company’s recallable distributions of $42.4 million and the unused portion of the revolving credit facility. Together, these amounts are sufficient to meet the operational expenses of the Fund over the next year.

The Fund is permitted to borrow in any amounts so long as its asset coverage ratio, as defined in the 1940 Act, is at least 200% after giving effect to such borrowings. As of June 30, 2022 and December 31, 2021, the Fund’s asset coverage ratio was 685% and 239%, respectively.

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

The Fund’s exposure to interest rate sensitivity is regularly monitored and analyzed by measuring the characteristics of assets and liabilities. The Fund utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates. At June 30, 2022, the outstanding debt balance was $9.5 million at a floating interest rate based on the daily 1-month LIBOR rate. With the termination of the interest rate derivative instrument, the Fund is exposed to interest rate increases on the outstanding debt balance.
Because all of the Fund’s loans impose a fixed interest rate upon funding, changes in short-term interest rates will not directly affect interest income associated with the loan portfolio as of June 30, 2022. However, those changes could have the potential to change the Fund’s ability to originate loan commitments, acquire and renew bank facilities, and engage in other investment activities. Further, changes in short-term interest rates could also affect interest rate expense, realized gain from investments and interest on the Fund’s short-term investments.
Based on the Fund’s Condensed Statements of Assets and Liabilities as of June 30, 2022, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in investments, borrowings, cash balances and derivative instruments.

Effect of Interest Rate Change By	Other Interest and Other Income (Loss)	Interest Income (Expense)	Total Income (Loss)
(0.50)%	$(15,305)	$47,500	$32,195
1%	$30,611	$(95,000)	$(64,389)
2%	$61,221	$(190,000)	$(128,779)
3%	$91,832	$(285,000)	$(193,168)
4%	$122,442	$(380,000)	$(257,558)
5%	$153,053	$(475,000)	$(321,947)
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

Changes in Internal Controls:

There have not been any changes in the Fund’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the Fund’s fiscal quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

VENTURE LENDING & LEASING VIII, INC.
(Registrant)

By:	/s/ David R. Wanek	By:	/s/ Jared S. Thear
David R. Wanek		Jared S. Thear
President and Chief Executive Officer		Chief Financial Officer
(Principal Executive Officer)		(Principal Financial Officer)
Date:	August 11, 2022	Date:	August 11, 2022