Form 10-Q
period 2022-09-30
Venture Lending & Leasing VIII, Inc.
filed 2022-11-14
CIK 1642862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]  No [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 14, 2022
Common Stock, $0.001 par value	100,000

VENTURE LENDING & LEASING VIII, INC.
INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Statements of Assets and Liabilities (Unaudited)
As of September 30, 2022 and December 31, 2021

Condensed Statements of Operations (Unaudited)
For the three and nine months ended September 30, 2022 and 2021

Condensed Statements of Changes in Net Assets (Unaudited)
For the three and nine months ended September 30, 2022 and 2021

Condensed Statements of Cash Flows (Unaudited)
For the nine months ended September 30, 2022 and 2021

Condensed Schedules of Investments (Unaudited)
As of September 30, 2022 and December 31, 2021

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

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VENTURE LENDING & LEASING VIII, INC.

CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
AS OF SEPTEMBER 30, 2022 AND DECEMBER 31, 2021

	September 30, 2022	December 31, 2021
ASSETS
Loans, at estimated fair value
(cost of $68,661,523 and $131,576,413)	$47,255,073	$108,465,616
Cash and cash equivalents	1,565,652	2,815,756
Dividend and interest receivables	503,705	1,369,848
Other assets	219,729	1,061,128
Total assets	49,544,159	113,712,348

LIABILITIES
Borrowings under debt facility	—	47,000,000
Accrued management fees	309,651	710,702
Derivative liability	—	4,733
Accounts payable and other accrued liabilities	293,664	605,576
Total liabilities	603,315	48,321,011

NET ASSETS	$48,940,844	$65,391,337

Analysis of Net Assets:

Capital paid in on shares of capital stock	$356,075,000	$356,075,000
Cumulative return of capital distributions	(281,150,303)	(263,033,898)
Total distributable losses	(25,983,853)	(27,649,765)
Net assets (equivalent to $489.41 and $653.91 per share based on 100,000 shares of capital stock outstanding - See Note 5 and Note 10)	$48,940,844	$65,391,337
	0	0

See notes to condensed financial statements (unaudited).

VENTURE LENDING & LEASING VIII, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

	For the Three Months Ended September 30, 2022	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2022	For the Nine Months Ended September 30, 2021

INVESTMENT INCOME:
Interest on loans	$2,323,442	$11,689,159	$11,962,673	$30,749,728
Other interest and other income	15,189	493	22,994	1,304
Total investment income	2,338,631	11,689,652	11,985,667	30,751,032

EXPENSES:
Management fees	309,651	957,499	1,322,644	3,775,126
Interest expense	723,543	713,390	1,490,413	2,548,283
Banking and professional fees	95,690	212,199	845,518	1,015,795
Other operating expenses	103,936	58,986	153,387	118,789
Total expenses	1,232,820	1,942,074	3,811,962	7,457,993
Net investment income	1,105,811	9,747,578	8,173,705	23,293,039

Net realized gain (loss) from loans	546,071	35,689	(1,147,470)	(1,807,590)
Net realized gain (loss) from derivative instruments	—	(13,069)	64,393	(38,340)
Net change in unrealized gain (loss) from loans	(2,161,313)	(2,545,280)	1,661,178	3,419,613
Net change in unrealized gain from derivative instruments	—	10,009	4,733	29,900
Net realized and change in unrealized gain (loss) from loans and derivative instruments	(1,615,242)	(2,512,651)	582,834	1,603,583
Net increase (decrease) in net assets resulting from operations	$(509,431)	$7,234,927	$8,756,539	$24,896,622

Amounts per common share:
Net increase (decrease) in net assets resulting from operations per share	$(5.09)	$72.35	$87.57	$248.97
Weighted average shares outstanding	100,000	100,000	100,000	100,000

See notes to condensed financial statements (unaudited).

VENTURE LENDING & LEASING VIII, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

	Common stock
	Shares	Par value	Additional paid-in capital	Return of Capital Distributions	Total Distributable Losses	Net assets
Balance at June 30, 2021(a)	100,000	$100	$352,074,900	$(216,297,392)	$(22,201,933)	$113,575,675
Net increase in net assets resulting from operations	—	—	—	—	7,234,927	7,234,927
Distributions of income to shareholder	—	—	—	—	(9,770,199)	(9,770,199)
Return of capital to shareholder	—	—	—	(23,241,791)	—	(23,241,791)
Contributions from shareholder	—	—	4,000,000	—	—	4,000,000

Balance at September 30, 2021	100,000	$100	$356,074,900	$(239,539,183)	$(24,737,205)	$91,798,612

Balance at June 30, 2022	100,000	$100	$356,074,900	$(276,286,084)	$(23,822,540)	$55,966,376
Net decrease in net assets resulting from operations	—	—	—	—	(509,431)	(509,431)
Distributions of income to shareholder	—	—	—	—	(1,651,882)	(1,651,882)
Return of capital to shareholder	—	—	—	(4,864,219)	—	(4,864,219)

Balance at September 30, 2022	100,000	$100	$356,074,900	$(281,150,303)	$(25,983,853)	$48,940,844

Balance at December 31, 2020 (a)	100,000	$100	$352,074,900	$(164,154,399)	$(28,186,717)	$159,733,884
Net increase in net assets resulting from operations	—	—	—	—	24,896,622	24,896,622
Distributions of income to shareholder	—	—	—	—	(21,447,109)	(21,447,109)
Return of capital to shareholder	—	—	—	(75,384,785)	—	(75,384,785)
Contributions from shareholder	—	—	4,000,000	—	—	4,000,000

Balance at September 30, 2021	100,000	$100	$356,074,900	$(239,539,184)	$(24,737,204)	$91,798,612

Balance at December 31, 2021	100,000	$100	$356,074,900	$(263,033,898)	$(27,649,765)	$65,391,337
Net increase in net assets resulting from operations	—	—	—	—	8,756,539	8,756,539
Distributions of income to shareholder	—	—	—	—	(7,090,627)	(7,090,627)
Return of capital to shareholder	—	—	—	(18,116,405)	—	(18,116,405)

Balance at September 30, 2022	100,000	$100	$356,074,900	$(281,150,303)	$(25,983,853)	$48,940,844
(a) Additional prior period information is shown for comparability with current period presentation.

See notes to condensed financial statements (unaudited).

VENTURE LENDING & LEASING VIII, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2022	September 30, 2021 (a)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets resulting from operations	$8,756,539	$24,896,622
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Net realized loss from loans	1,147,470	1,807,590
Net realized (gain) loss from derivative instruments	(64,393)	38,340
Net change in unrealized gain from loans	(1,661,178)	(3,419,613)
Net change in unrealized gain from derivative instruments	(4,733)	(29,900)
Amortization of deferred costs related to borrowing facility	912,077	410,435
Origination of loans	—	(1,500,000)
Principal payments on loans, net of accretion	59,060,388	132,099,590
Proceeds from sale of loan	—	1,425,000
Acquisition of equity securities	—	(87,566)
Change in operating assets and liabilities:
Net decrease in dividend and interest receivables	866,143	1,568,082
Net increase in other assets	(113,848)	(222,799)
Net decrease in accounts payable, other accrued liabilities and accrued management fees	(712,962)	(1,590,862)
Net cash provided by operating activities	68,185,503	155,394,919
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to shareholder	(22,500,000)	(95,600,000)
Contributions from shareholder	—	4,000,000
Borrowings under debt facility	—	34,000,000
Repayments of borrowings under debt facility	(47,000,000)	(89,500,000)
Payments made for derivative instruments	(7,107)	(38,340)
Payments received from derivative instruments	71,500	—
Net cash used in financing activities	(69,435,607)	(147,138,340)
Net increase (decrease) in cash and cash equivalents	(1,250,104)	8,256,579
CASH AND CASH EQUIVALENTS:
Beginning of period	2,815,756	8,751,396
End of period	$1,565,652	$17,007,975
SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE PERIOD:
Interest - Debt facility	$699,946	$2,278,742
NON-CASH OPERATING AND FINANCING ACTIVITIES:
Distributions of equity securities to shareholder	$2,707,032	$1,231,894
Receipt of equity securities as repayment of loans	$2,707,032	$1,144,328
(a) Certain prior period information has been merged for comparability with current year presentation

See notes to condensed financial statements (unaudited).

VENTURE LENDING & LEASING VIII, INC.

CONDENSED SCHEDULE OF INVESTMENTS (UNAUDITED)
AS OF SEPTEMBER 30, 2022

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
Biotechnology
	Driver Bioengineering, Inc.		Senior Secured	11.0%		$ 285,310	$ 283,395	$ 283,395	6/1/2023
	Driver Bioengineering, Inc.		Senior Secured	11.0%		95,960	92,807	92,807	4/1/2023
	Driver Bioengineering, Inc. Subtotal					381,270	376,202	376,202
	Orpheus Therapeutics, Inc.		Senior Secured	18.0%		178,510	174,288	-	*
	Quartzy, Inc.		Senior Secured	12.0%		717,081	708,976	708,976	5/1/2024
	Quartzy, Inc.		Senior Secured	12.0%		274,702	263,577	263,577	8/1/2023
	Quartzy, Inc.		Senior Secured	12.0%		781,366	771,662	771,662	7/1/2024
	Quartzy, Inc. Subtotal					1,773,149	1,744,215	1,744,215
Biotechnology Total		4.4%				$ 2,332,929	$ 2,294,705	$ 2,120,417

Computers & Storage
	Canary Connect, Inc.		Senior Secured	12.8%		$ 558,570	$ 554,838	$ 554,838	3/1/2023
Computers & Storage Total		1.2%				$ 558,570	$ 554,838	$ 554,838

Internet
	Ainsly, Inc. ** ^		Senior Secured	12.5%		$ 108,204	$ 103,092	$ 103,092	9/1/2023
	Daily Muse, Inc.		Senior Secured	11.0%		3,052,982	3,046,121	3,046,121	12/1/2024
	Lenddo International ** ^		Senior Secured	18.0%		545,048	544,703	-	*
	Merchbar, Inc.		Senior Secured	11.8%		110,787	109,467	109,467	3/1/2023
	OneLocal, Inc. ** ^		Senior Secured	12.3%		564,950	548,732	548,732	3/1/2023
	RenoFi, Inc.		Senior Secured	12.0%		82,125	81,554	81,554	6/1/2023
	RenoFi, Inc.		Senior Secured	12.0%		82,080	80,307	80,307	6/1/2023
	RenoFi, Inc. Subtotal					164,205	161,861	161,861
	Residently USA, LLC ** ^		Senior Secured	12.0%		433,128	412,643	333,176	9/1/2024
	Serface Care, Inc.		Senior Secured	12.3%		597,411	364,785	18,929	*
	Stay Alfred, Inc.		Senior Secured	18.0%		8,664,902	6,579,266	389,238	*
	Verishop, Inc.		Senior Secured	12.0%		1,138,426	1,131,263	1,131,263	12/1/2023
	Verishop, Inc.		Senior Secured	12.0%		1,137,995	1,116,126	1,116,126	12/1/2023
	Verishop, Inc. Subtotal					2,276,421	2,247,389	2,247,389
Internet Total		14.2%				$ 16,518,038	$ 14,118,059	$ 6,958,005

Medical Devices
	Ablacon, Inc.		Senior Secured	11.0%		$ 550,550	$ 544,906	$ 544,906	3/1/2023
	Ablacon, Inc.		Senior Secured	11.0%		550,753	548,667	548,667	3/1/2023
	Ablacon, Inc. Subtotal					1,101,303	1,093,573	1,093,573
	Anutra Medical, Inc.		Senior Secured	12.0%		9,490	9,461	9,461	10/1/2022

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	CytoVale, Inc.		Senior Secured	12.0%		214,335	209,971	209,971	10/1/2023
	CytoVale, Inc.		Senior Secured	12.0%		229,776	228,002	228,002	11/1/2023
	CytoVale, Inc. Subtotal					444,111	437,973	437,973
	Medrobotics Corporation, Inc.		Senior Secured	18.0%		10,000,000	8,895,103	709,541	*
	Renovia, Inc.		Senior Secured	18.0%		4,416,737	4,183,123	2,950,420	*
Medical Devices Total		10.6%				$ 15,971,641	$ 14,619,233	$ 5,200,968

Other Healthcare
	GoForward, Inc.		Senior Secured	11.5%		$ 2,685,541	$ 2,612,090	$ 2,612,090	9/1/2023
	GoForward, Inc.		Senior Secured	11.5%		2,254,915	2,226,181	2,226,181	6/1/2024
	GoForward, Inc. Subtotal					4,940,456	4,838,271	4,838,271
	Hello Heart Inc.		Senior Secured	11.0%		371,822	369,360	369,360	11/1/2023
	Hello Heart Inc.		Senior Secured	11.0%		319,703	315,780	315,780	4/1/2023
	Hello Heart Inc.		Senior Secured	11.0%		255,835	254,836	254,836	4/1/2023
	Hello Heart Inc. Subtotal					947,360	939,976	939,976
	HumanAPI, Inc.		Senior Secured	11.8%		567,258	559,987	559,987	7/1/2023
	Myolex, Inc.		Senior Secured	18.0%		762,531	726,537	-	*
	Therapydia, Inc.		Senior Secured	11.5%		28,808	28,735	28,735	12/1/2022
	Therapydia, Inc.		Senior Secured	11.5%		38,230	38,108	38,108	1/1/2023
	Therapydia, Inc.		Senior Secured	12.0%	1.7%	25,788	25,391	25,391	3/1/2023
	Therapydia, Inc.		Senior Secured	12.5%	1.7%	37,063	37,063	37,063	6/1/2023
	Therapydia, Inc. Subtotal					129,889	129,297	129,297
Other Healthcare Total		13.2%				$ 7,347,494	$ 7,194,068	$ 6,467,531

Other Technology
	Abiquo Group, Inc. ** ^		Senior Secured	18.0%		$ 53,294	$ 53,294	$ 26,647	*
	Aclima, Inc.		Senior Secured	12.0%		930,440	884,048	884,048	10/1/2023
	ATeam Army, Inc.		Senior Secured	12.0%		322,385	317,905	317,905	4/1/2023
	Beautiful Beanfields, Inc.		Senior Secured	6.0%		275,000	267,699	267,699	*
	BloomTech Inc.		Senior Secured	11.3%		988,393	988,393	988,393	8/1/2023
	BloomTech Inc.		Senior Secured	11.3%		1,805,241	1,773,413	1,773,413	7/1/2023
	BloomTech Inc. Subtotal					2,793,634	2,761,806	2,761,806
	Brightside Benefit, Inc.		Senior Secured	12.4%		191,137	190,505	190,505	3/1/2023
	BW Industries, Inc.		Senior Secured	11.8%		603,916	600,496	600,496	6/1/2023
	BW Industries, Inc.		Senior Secured	11.8%		539,485	526,863	526,863	5/1/2023
	BW Industries, Inc. Subtotal					1,143,401	1,127,359	1,127,359
	Fitplan, Inc. ** ^		Senior Secured	12.5%		633,571	557,378	557,378	11/1/2023
	Flo Water, Inc.		Senior Secured	11.8%		909,370	889,641	889,641	12/1/2023
	Higher Ground Education, Inc.		Senior Secured	12.5%		135,732	135,104	135,104	5/1/2023
	Higher Ground Education, Inc.		Senior Secured	12.5%		183,781	182,675	182,675	8/1/2023
	Higher Ground Education, Inc.		Senior Secured	12.5%		346,350	343,400	343,400	1/1/2023
	Higher Ground Education, Inc.		Senior Secured	12.5%		358,117	356,663	356,663	4/1/2023
	Higher Ground Education, Inc. Subtotal					1,023,980	1,017,842	1,017,842
	Hint, Inc.		Senior Secured	12.0%		1,797,335	1,738,783	1,738,783	6/1/2023
	Jiko Group, Inc.		Senior Secured	12.0%		1,149,656	1,133,175	1,133,175	6/1/2023
	Merlin Labs, Inc.		Senior Secured	11.0%		37,058	36,956	36,956	1/1/2023

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	NewGlobe Education, Inc. ** ^		Senior Secured	12.5%		1,394,630	1,369,482	1,369,482	8/1/2023
	Noteleaf, Inc.		Senior Secured	18.0%		2,277,124	1,861,011	-	*
	Opya, Inc.		Senior Secured	12.0%		242,079	236,659	236,659	11/1/2023
	Percepto, Inc.		Senior Secured	12.2%		246,910	244,113	244,113	4/1/2023
	Plae Co.		Senior Secured	2.7%		667,500	33,375	33,375	*
	Romaine Empire, Inc.		Senior Secured	12.3%		2,307,581	2,266,674	2,266,674	9/1/2023
	Saltbox, Inc.		Senior Secured	12.3%		141,007	139,282	139,282	6/1/2023
	SMS OPCO LLC		Senior Secured	8.0%		29,942	11,192	11,192	*
	Sustainable Living Partners, LLC		Senior Secured	12.5%		1,710,100	1,637,353	1,637,353	8/1/2023
	UniEnergy Technologies LLC		Senior Secured	18.0%		1,120,954	1,078,852	700,068	*
	Veev Group, Inc.		Senior Secured	12.5%		1,235,417	1,228,821	1,228,821	6/1/2023
	Veev Group, Inc.		Senior Secured	12.5%		411,719	398,545	398,545	6/1/2023
	Veev Group, Inc. Subtotal					1,647,136	1,627,366	1,627,366
	Velo Holdings Limited		Senior Secured	12.0%		2,471,720	1,733,187	1,339,364	*
	Wheels Labs, Inc.		Senior Secured	18.0%		1,643,896	1,640,190	1,125,149	*
Other Technology Total		44.3%				$ 27,160,840	$ 24,855,127	$ 21,679,821

Software
	Bloomboard, Inc.		Senior Secured	11.5%		$ 926,597	$ -	$ 902,808	*
	Censia Inc.		Senior Secured	11.0%		37,550	37,417	37,417	10/1/2022
	Eskalera, Inc.		Senior Secured	10.5%		219,285	217,705	217,705	3/1/2023
	Estify, Inc.		Senior Secured	18.0%		842,819	567,450	24,317	*
	ICX Media, Inc.		Senior Secured	18.0%		762,829	604,265	451,939	*
	Medable, Inc.		Senior Secured	12.0%		371,960	367,449	367,449	2/1/2023
	Medable, Inc.		Senior Secured	12.0%		186,004	185,441	185,441	2/1/2023
	Medable, Inc. Subtotal					557,964	552,890	552,890
	Metarail, Inc.		Senior Secured	18.0%		709,588	700,656	47,254	*
	Parkoursc, Inc.		Senior Secured	12.0%		549,400	536,926	536,926	8/1/2023
	Parkoursc, Inc.		Senior Secured	12.0%		562,835	557,603	557,603	9/1/2024
	Parkoursc, Inc. Subtotal					1,112,235	1,094,529	1,094,529
	Safe Securities Inc.		Senior Secured	12.0%		93,010	91,739	91,739	2/1/2023
	Splitwise, Inc.		Senior Secured	12.3%		56,494	56,171	56,171	12/1/2022
	Swivel, Inc.		Senior Secured	12.0%		8,748	8,748	8,748	10/1/2022
	Truthset, Inc.		Senior Secured	10.5%		336,131	316,192	267,499	1/1/2024
	Workspot, Inc.		Senior Secured	12.0%		28,468	28,423	28,423	10/1/2022
Software Total		7.7%				$ 5,691,718	$ 4,276,185	$ 3,781,439

Technology Services
	Blazent, Inc.		Senior Secured	12.0%		$ 1,135,737	$ 319,316	$ 136,566	*
	Klar Holdings Limited ** ^		Senior Secured	12.5%		9,539	9,403	9,403	10/1/2022
	Klar Holdings Limited ** ^		Senior Secured	14.2%	4.0%	99,285	97,330	97,330	7/1/2023
	Klar Holdings Limited ** ^ Subtotal					108,824	106,733	106,733
	Liftit, Inc. ** ^		Senior Secured	12.0%		18,974	18,952	18,952	10/1/2022
	Loansnap Holdings Inc. **		Senior Secured	11.0%		307,076	304,307	229,803	12/1/2022
Technology Services Total		1.0%				$ 1,570,611	$ 749,308	$ 492,054
Grand Total		96.6%				$ 77,151,841	$ 68,661,523	$ 47,255,073

* As of September 30, 2022, loans with a cost basis of $30.3 million and a fair value of $9.1 million were classified as non-accrual. These loans have been accelerated from their original maturity and are due in their entirety. During the period for which these loans have been on non-accrual status, no interest income has been recognized.

** Indicates assets that the Fund deems “non-qualifying assets.” As of September 30, 2022, 6.7% of the Fund’s total assets represented non-qualifying assets. Under Section 55(a) of the 1940 Act, the Fund is prohibited from acquiring any additional non-qualifying assets unless, at the time of acquisition, certain specified qualifying assets (e.g., securities issued by an “eligible portfolio company, ” as defined in Section 2(a)(46)) represent at least 70% of its total assets. As part of this calculation, the numerator consists of the fair value of the Fund’s investments in all eligible portfolio companies and the denominator consists of total assets less those assets described in Section 55(a)(7) of the 1940 Act.

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

As of September 30, 2022, all loans were made to non-affiliates.

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

VENTURE LENDING & LEASING VIII, INC.

CONDENSED SCHEDULES OF DERIVATIVE INSTRUMENTS (UNAUDITED)
AS OF DECEMBER 31, 2021

On June 3, 2022, Management elected to terminate the interest rate collar contract. As such, there was no derivative instrument as of September 30, 2022.

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
In the Manager’s opinion, the accompanying condensed interim financial statements (hereafter referred to as “financial statements”) include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of what the results would be for a full year. These financial statements should be read in conjunction with the financial statements and the notes included in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2021.
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

Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand and money market mutual funds with maturities of 90 days or less. Money market mutual funds held as cash equivalents are valued at their most recently traded net asset value. Within cash and cash equivalents, as of September 30, 2022, the Fund held 1,565,652 units in the First American Government Obligations Fund, valued at $1 per unit at a yield of 2.73%, which represented 3.20% of the net assets of the Fund. Within cash and cash equivalents, as of December 31, 2021, the Fund held 2,815,756 units in the First American Government Obligations Fund, valued at $1 per unit at a yield of 0.02%, which represented 4.31% of the net assets of the Fund.
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

As of September 30, 2022 and December 31, 2021, the financial statements included nonmarketable investments of $47.3 million and $108.5 million, respectively, (or both 95.4% of the total assets), with the fair values determined by the Manager in the absence of readily determinable market values. Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Below is the information used by the Manager in making these estimates.

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
As of September 30, 2022, loans with a cost basis of $30.3 million and a fair value of $9.1 million were classified as non-accrual. As of December 31, 2021, loans with a cost basis of $31.0 million and a fair value of $8.0 million were classified as non-accrual.

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

The remaining expected lives of warrants are based on historical experience of the average life of the warrants, as warrants are often exercised in the event of acquisitions, mergers, or initial public offerings, and terminated due to events such as bankruptcies, restructuring activities, or additional financings. These events cause the expected term to be less than the remaining contractual term of the warrants. As of September 30, 2022 and December 31, 2021, the Fund assumed the average duration of a warrant was 4.0 years. The effect of a hypothetical increase in the estimated initial term of the warrants used in the modified Black-Scholes option pricing model would have the effect of increasing the fair value of the warrants. However, the estimated initial term of the warrants is one factor, of many, used in the valuation of warrants, and by itself does not have a significant impact on the results of operations.

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
Derivative Instruments

The Fund used derivative instruments to manage its exposure to changes in interest rates on expected borrowings under its debt facility, as the Fund originates fixed rate loans (see Note 8). The interest rate collar had a notional value of $30.0 million as of December 31, 2021, and on June 3, 2022, Management elected to terminate the interest rate collar contract.

Derivative instruments were primarily valued on the basis of quotes obtained from banks, brokers and dealers and adjusted for counterparty risk and the optionality of the interest rate floor. The valuation of the derivative instruments also considered the future expected interest rates on the notional principal balance remaining which was comparable to what a prospective acquirer would pay on the measurement date. Valuation pricing models considered inputs such as forward rates, anticipated interest rate volatility relating to the reference rate, as well as time value and other factors underlying derivative instruments.

The Fund was a party to a master netting arrangement with MUFG Union Bank, N.A., however, the Fund elected not to offset assets and liabilities under these arrangements for financial statement presentation purposes. A contract was recorded at gross fair value in either derivative asset or derivative liability in the Condensed Statements of Assets and Liabilities, depending on whether the fair value of the contract was in favor of the Fund or the counterparty. The changes in fair value were recorded in net change in unrealized gain (loss) from derivative instruments in the Condensed Statements of Operations and the quarterly interest received or paid on the derivative instruments, if any, was recorded in net realized gain (loss) from derivative instruments in the Condensed Statements of Operations.

3. FAIR VALUE DISCLOSURES
The Fund provides asset-based financing primarily to start-up and emerging growth venture-backed companies pursuant to commitments whereby the Fund agrees to finance assets and provide working or growth capital up to a specified amount for the term of the commitment, upon the terms and subject to the conditions specified by such commitment. Even though these loans are generally secured by the assets of the borrowers, the Fund in most cases is subject to the credit risk of such companies. As of September 30, 2022, the Fund’s investments in loans were primarily to companies based within the United States and were diversified among borrowers in the industry segments shown in the Condensed Schedules of Investments. All loans are senior to unsecured creditors and other secured creditors, unless as indicated in the Condensed Schedules of Investments.

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

The tables below show the weighted-average interest rate of the performing loans and all loans.

Performing Loans	For the Three Months Ended September 30, 2022	For the Three Months Ended September 30, 2021
Weighted-Average Interest Rate - Cash	11.52%	24.81%
Weighted-Average Interest Rate- Non-Cash	2.88%	5.66%
Weighted-Average Interest Rate	14.40%	30.47%

All Loans	For the Three Months Ended September 30, 2022	For the Three Months Ended September 30, 2021
Weighted-Average Interest Rate - Cash	14.50%	22.92%
Weighted-Average Interest Rate- Non-Cash	2.46%	5.23%
Weighted-Average Interest Rate	16.96%	28.15%

Performing Loans	For the Nine Months Ended September 30, 2022	For the Nine Months Ended September 30, 2021
Weighted-Average Interest Rate - Cash	14.99%	16.30%
Weighted-Average Interest Rate- Non-Cash	3.71%	4.01%
Weighted-Average Interest Rate	18.70%	20.31%

All Loans	For the Nine Months Ended September 30, 2022	For the Nine Months Ended September 30, 2021
Weighted-Average Interest Rate - Cash	17.55%	15.66%
Weighted-Average Interest Rate- Non-Cash	3.36%	3.74%
Weighted-Average Interest Rate	20.91%	19.40%

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

All loans as of December 31, 2021 were pledged as collateral for the debt facility, and the Fund’s borrowings are generally collateralized by all assets of the Fund. As of September 30, 2022 and December 31, 2021, the Fund’s unfunded commitments had all expired.
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

Transfers of investments between levels of the fair value hierarchy are recorded on the actual date of the event or change in circumstances that caused the transfer. There were no transfers in and out of Level 1, 2, or 3 during the nine months ended September 30, 2022 and 2021.

The Fund’s cash equivalents were valued at the traded net asset value of the money market fund. As a result, these measurements are classified as Level 1. The Fund’s derivative instruments were based on quotes from the market makers that derived fair values from market data, and therefore, were classified as Level 2. The Fund’s borrowings under the debt facility were also classified as Level 2, because the carrying values of the borrowings were based on rates that are observable at commonly quoted intervals, which were Level 2 inputs, and that approximate fair values. The Fund’s loan investments are individually negotiated and unique, and because there is little to no market in which these assets trade, the inputs for these assets are valued using estimated exit values. As a result, the Fund’s loan investments are classified as Level 3.

The following tables provide quantitative information about the Fund’s Level 3 fair value measurements of the Fund’s investments by industry as of September 30, 2022 and December 31, 2021. In addition to the techniques and inputs noted in the tables below, the Fund may also use other valuation techniques and methodologies when determining its fair value measurements.

Investment Type - Level 3
Loan Investments	Fair Values at September 30, 2022	Valuation Techniques / Methodologies	Unobservable Inputs	Ranges	Weighted Averages (a)

Biotechnology	$2,120,417	Hypothetical market analysis	Hypothetical market coupon rate	14% - 15%	14%
		Asset Recovery	Probability weighting of alternative outcomes	100% *

Computers and Storage	554,838	Hypothetical market analysis	Hypothetical market coupon rate	*	15%

Internet	6,958,005	Hypothetical market analysis	Hypothetical market coupon rate	11% - 22%	13%
		Asset Recovery	Probability weighting of alternative outcomes	5% - 100% ^

Medical Devices	5,200,968	Hypothetical market analysis	Hypothetical market coupon rate	13% - 14%	14%
		Asset Recovery	Probability weighting of alternative outcomes	10% - 60% ^

Other Healthcare	6,467,531	Hypothetical market analysis	Hypothetical market coupon rate	13% - 15%	15%
		Asset Recovery	Probability weighting of alternative outcomes	100% *

Other Technology	21,679,821	Hypothetical market analysis	Hypothetical market coupon rate	12% - 34%	17%
		Asset Recovery	Probability weighting of alternative outcomes	10% - 100% ^

Software	3,781,439	Hypothetical market analysis	Hypothetical market coupon rate	13% - 18%	15%
		Asset Recovery	Probability weighting of alternative outcomes	5% - 100% ^

Investment Type - Level 3
Loan Investments	Fair Values at September 30, 2022	Valuation Techniques / Methodologies	Unobservable Inputs	Ranges	Weighted Averages (a)
Technology Services	492,054	Hypothetical market analysis	Hypothetical market coupon rate	17% - 18%	17%
		Asset Recovery	Probability weighting of alternative outcomes	3% - 60% ^

Total Loan investments	$47,255,073

(a) The weighted average hypothetical market coupon rates were calculated using the fair value of the loans.
* There is only one loan within the industry.
^ Probability weightings vary among portfolio companies within each industry based on different potential future outcomes.

Investment Type - Level 3
Loan Investments	Fair Values at December 31, 2021	Valuation Techniques / Methodologies	Unobservable Inputs	Ranges	Weighted Averages (a)

Biotechnology	$3,200,447	Hypothetical market analysis	Hypothetical market coupon rate	15% - 15%	15%
		Asset Recovery	Probability weighting of alternative outcomes	100% *

Computers and Storage	1,312,821	Hypothetical market analysis	Hypothetical market coupon rate	*	15%

Internet	$16,538,326	Hypothetical market analysis	Hypothetical market coupon rate	11% - 19%	14%
		Asset Recovery	Probability weighting of alternative outcomes	10% - 100% ^

Medical Devices	$12,647,229	Hypothetical market analysis	Hypothetical market coupon rate	13% - 33%	23%
		Asset Recovery	Probability weighting of alternative outcomes	35% - 65% *

Other Healthcare	$10,817,936	Hypothetical market analysis	Hypothetical market coupon rate	13% - 15%	15%
		Asset Recovery	Probability weighting of alternative outcomes	20% - 100%^

Investment Type - Level 3
Loan Investments	Fair Values at December 31, 2021	Valuation Techniques / Methodologies	Unobservable Inputs	Ranges	Weighted Averages (a)
Other Technology	$42,172,467	Hypothetical market analysis	Hypothetical market coupon rate	13% - 34%	17%
		Asset Recovery	Probability weighting of alternative outcomes	5% - 100% ^

Security	516,806	Hypothetical market analysis	Hypothetical market coupon rate	14% - 19%	17%

Software	$8,331,989	Hypothetical market analysis	Hypothetical market coupon rate	12% - 23%	16%
		Asset Recovery	Probability weighting of alternative outcomes	10% - 100%^

Technology Services	$4,324,294	Hypothetical market analysis	Hypothetical market coupon rate	13% - 22%	14%
		Asset Recovery	Probability weighting of alternative outcomes	5% - 50% ^

Wireless	8,603,301	Hypothetical market analysis	Hypothetical market coupon rate	14% - 16%	14%
Total loan investments	$108,465,616
(a) The weighted average hypothetical market coupon rates were calculated using the fair value of the loans.
* There is only one loan within the industry.
^ Probability weightings vary among portfolio companies within each industry based on different potential future outcomes.

The following tables present the balances of assets and liabilities as of September 30, 2022 and December 31, 2021 measured at fair value on a recurring basis:

As of September 30, 2022
ASSETS:	Level 1	Level 2	Level 3	Total

Loans*	$—	$—	$47,255,073	$47,255,073
Cash equivalents	1,565,652	—	—	1,565,652
Total assets	$1,565,652	$—	$47,255,073	$48,820,725

* For a detailed listing of borrowers comprising this amount, please refer to the Condensed Schedules of Investments.

As of December 31, 2021
ASSETS:	Level 1	Level 2	Level 3	Total
Loans†	$—	$—	$108,465,616	$108,465,616
Cash equivalents	2,815,756	—	—	2,815,756
Total assets	$2,815,756	$—	$108,465,616	$111,281,372

LIABILITIES:	Level 1	Level 2	Level 3	Total
Borrowings under debt facility	$—	$47,000,000	$—	$47,000,000
Derivative liability	—	4,733	—	4,733
Total liabilities	$—	$47,004,733	$—	$47,004,733

† For a detailed listing of borrowers comprising this amount, please refer to the Condensed Schedules of Investments.

The following tables provide a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Three Months Ended September 30, 2022			For the Nine Months Ended September 30, 2022
	Loans	Warrants	Stock	Loans	Stock	Warrants
Beginning balance	$61,342,480	$—	$—	$108,465,616	$—	$—
Acquisitions and originations	—	16,101	500,000	—	2,590,759	116,273
Principal payments on loans, net of accretion	(12,515,334)	—	—	(61,767,420)	—	—
Distributions to shareholder	—	(16,101)	(500,000)	—	(2,590,759)	(116,273)
Other adjustment	43,169	—	—	43,169	—	—
Net change in unrealized gain (loss) from loans	(2,161,313)	—	—	1,661,178	—	—
Net realized gain (loss) from loans	546,071	—	—	(1,147,470)	—	—
Ending balance	$47,255,073	$—	$—	$47,255,073	$—	$—
Net change in unrealized gain from loans relating to loans still held at September 30, 2022	$(2,514,072)			$(1,123,517)

	For the Three Months Ended September 30, 2021(a)		For the Nine Months Ended September 30, 2021 (a)
	Loans	Warrants	Loans	Warrants
Beginning balance	$194,333,211	$—	$264,629,798	$—
Acquisitions and originations	—	511,990	1,500,000	1,231,894
Principal payments on loans, net of accretion	(58,750,717)	—	(133,243,918)	—
Proceeds from sale of loan	—	—	(1,425,000)	—
Distributions to shareholder	—	(511,990)	—	(1,231,894)
Net change in unrealized gain (loss) from loans	(2,545,280)	—	3,419,613	—
Net realized gain (loss) from loans	35,689	—	(1,807,590)	—
Ending balance	$133,072,903	$—	$133,072,903	$—
Net change in unrealized loss from loans relating to loans still held at September 30, 2021	$(2,556,696)		$(799,159)
(a) Additional prior period information is shown for comparability with current period presentation.

4.    EARNINGS PER SHARE
Basic earnings per share are computed by dividing net increase (decrease) in net assets resulting from operations by the weighted-average common shares outstanding. Diluted earnings (loss) per share are computed by dividing net increase (decrease) in net assets resulting from operations by the weighted-average common shares outstanding, including the dilutive effects of potential common shares (e.g., stock options). The Fund has no instruments that would be potential common shares; thus, reported basic and diluted earnings (loss) per share are the same.
5.    CAPITAL STOCK
As of both September 30, 2022 and December 31, 2021, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding. Total committed capital of the Company, as of both September 30, 2022 and December 31, 2021, was $423.6 million. Total contributed capital to the Company through September 30, 2022 and December 31, 2021 was $415.2 million, of which $356.1 million was contributed to the Fund.

The chart below shows the distributions of the Fund for the nine months ended September 30, 2022 and 2021.

	For the Nine Months Ended September 30, 2022	For the Nine Months Ended September 30, 2021
Cash distributions	$22,500,000	$95,600,000
Distributions of equity securities	2,707,032	1,231,894
Total distributions to shareholder	$25,207,032	$96,831,894

Final classification of the distributions as either a return of capital or a distribution of income is an annual determination made at the end of each year dependent upon the Fund’s current year cumulative earnings and profits.
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

Effective from March 31, 2021, the facility size automatically and permanently reduced on the last business day of each quarter by an amount equal to the 10% multiplied by the facility size as of December 31, 2020, or $15.0 million; provided that from and after January 1, 2021, any optional reductions to the facility will reduce, dollar for dollar, the next scheduled reduction amount.

Effective September 8, 2022, the Fund paid off the loan and terminated the debt facility.

The Fund was permitted to borrow in any amounts so long as its asset coverage ratio, as defined in the 1940 Act, was at least 200% after giving effect to such borrowings. As of December 31, 2021, the Fund’s asset coverage ratio was 239%.

The Fund paid interest on its borrowings and a fee on the unused portion of the facility. Under the Amended Loan Agreement, interest was charged to the Fund based on its borrowings at, pursuant to the election of the Fund, an annual rate of either (i) Reference Rate plus 1.75%, (ii) LIBOR plus 2.75% or (iii) LIBOR Market Index Rate plus 2.75%. When the Fund was using 50% or more of the maximum amount available under the Amended Loan Agreement, the applicable commitment fee was 0.25% of the unused portion of the loan facility; otherwise, the applicable commitment fee was 0.50% of the unused portion. The Fund paid the unused credit line fee quarterly. As of December 31, 2021, $47.0 million were outstanding under the facility.

Bank fees and other costs of $3.8 million incurred in connection with the acquisition and extension of the facility were capitalized and were amortized to interest expense on a straight-line basis over the expected life of the facility. The remaining unamortized fees and costs were immediately expensed upon termination of the debt facility on September 8, 2022. As of December 31, 2021, the remaining unamortized fees and costs were $0.9 million.
The facility was revolving and as such did not have a specified repayment schedule, although advances were secured by the assets of the Fund and thus repayments were required as assets declined. The facility contained various covenants including financial covenants related to: (i) minimum debt service coverage ratio, (ii) interest coverage ratio, (iii) maximum loan loss reserves and (iv) unfunded commitment ratio. There were also various restrictive covenants, including limitations on: (i) the incurrence of liens, (ii) consolidations, mergers and asset sales and (iii) capital expenditures. As of December 31, 2021, Management was not aware of instances of non-compliance with financial covenants.

The following is the summary of the outstanding facility draws as of December 31, 2021:

	Amount	Maturity Date	All-In Interest Rate †
LIBOR Market Index Rate Loans	$47,000,000	August 26, 2023	Variable based on 1-month LIBOR Rate
Total Outstanding	$47,000,000
† Inclusive of 2.75% applicable LIBOR margin plus LIBOR rate
7. MANAGEMENT FEE
As compensation for its services to the Fund, for the two-year period that commenced with the first capital closing, which took place on August 8, 2015, the Manager received a management fee (“Management Fee”) computed and paid at the end of each quarter at an annual rate of 2.5% of the Company’s committed equity capital (regardless of when or if the capital was called) as of the last day of each fiscal quarter. Following this two-year period, starting on August 12, 2017, Management Fees are calculated and paid at the end of each quarter at an annual rate of 2.5% of the Fund’s total assets (including amounts derived from borrowed funds) as of the last day of each quarter. Management Fees of $0.3 million and $1.0 million were recognized as expenses for the three months ended September 30, 2022 and 2021, respectively. Management Fees of $1.3 million and $3.8 million were recognized as expenses for the nine months ended September 30, 2022 and 2021, respectively.
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

The following tables show the Fund’s derivative instruments at fair value on the Fund’s Condensed Statement of Assets and Liabilities as of September 30, 2022 and December 31, 2021:

	Derivative Liability
Derivative Instruments	September 30, 2022	December 31, 2021
Interest rate collar	$—	$4,733
    The following table shows the effect of the Fund’s derivative instruments on the Fund’s Condensed Statements of Operations:

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Derivative Instruments	Condensed Statements of Operations Caption	2022	2021	2022	2021
Interest rate collar	Net change in unrealized gain from derivative instruments	$—	$10,009	$4,733	$29,900
	Net realized gain (loss) from derivative instruments	$—	$(13,069)	$64,393	$(38,340)
9. TAX STATUS
The Fund has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986 (the “Code”) and operates in a manner to qualify for the tax treatment applicable to RICs. Failing to maintain at least 70% of total assets in “qualifying assets” will result in the loss of BDC status, resulting in losing its favorable tax treatment as a RIC. As of September 30, 2022, the Fund has met the BDC and RIC requirements. The Fund elected to be treated for federal income tax purposes as a RIC under the Code with the filing of its federal corporate income tax return for 2016.

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

As of September 30, 2022:

Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Loans	$68,661,523	$902,808	$(22,309,258)	$(21,406,450)
Total	$68,661,523	$902,808	$(22,309,258)	$(21,406,450)

As of December 31, 2021:

Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Loans	$131,576,413	$459,420	$(23,570,217)	$(23,110,797)
Total	$131,576,413	$459,420	$(23,570,217)	$(23,110,797)

Liability	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Derivative liability	$—	$—	$(4,733)	$(4,733)
Total	$—	$—	$(4,733)	$(4,733)

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

Book and tax basis differences relating to shareholder dividends and distributions and other permanent book and tax differences are reclassified among the Fund’s capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from U.S. GAAP. The determination of the tax attributes of the Fund’s distributions is made annually as of the end of the Fund’s taxable year and is generally based upon its taxable income for the full taxable year and distributions paid for the full taxable year. As a result, a determination made on a quarterly basis may not be representative of the actual tax attributes of the Fund’s distributions for a full taxable year. As of September 30, 2022, the Fund had determined the tax attributes of its distributions taxable year-to-date to be from its current and accumulated earnings and profits.  There is not yet, however, certainty as to what the actual tax attributes of the Fund’s distributions to the shareholders will be by the year-ending December 31, 2022.

The Fund anticipates distributing all distributable earnings by the end of the year. Through September 30, 2022, the Fund had no undistributed earnings. The Fund may pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce the shareholder’s tax basis in its shares.

The Fund’s tax returns remain open for examination by the federal government for a period of three years and California tax authorities for a period of four years from when they are filed. As of September 30, 2022, the Fund had no uncertain tax positions and no capital loss carryforwards.

10. FINANCIAL HIGHLIGHTS
U.S. GAAP requires disclosure of financial highlights of the Fund for the three and nine months ended September 30, 2022 and 2021.

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

The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021 (a)	2022	2021 (a)

Total return **	(0.99)%	6.67%	14.20%	20.91%

Per share amounts:
Net asset value, beginning of period	$559.66	$1,135.76	$653.91	$1,597.34
Net investment income	11.06	97.48	81.74	232.93
Net realized and change in unrealized gain (loss) from loans and derivative instruments	(16.15)	(25.13)	5.83	16.04
Net increase (decrease) in net assets resulting from operations	(5.09)	72.35	87.57	248.97
Distributions of income to shareholder	(16.52)	(97.70)	(70.91)	(214.47)
Return of capital to shareholder	(48.64)	(232.42)	(181.16)	(753.85)
Contributions from shareholder	—	40.00	—	40.00
Net asset value, end of period	$489.41	$917.99	$489.41	$917.99
Net assets, end of period	$48,940,844	$91,798,612	$48,940,844	$91,798,612

Ratios to average net assets:

Expenses*	9.58%	6.99%	8.59%	7.70%
Net investment income*	8.59%	35.10%	18.43%	24.06%
Portfolio turn-over rate	—%	—%	—%	0.72%
Average debt outstanding	$5,875,000	$72,125,000	$21,750,000	$93,100,000
*Annualized
**Total return amounts presented above are not annualized
(a) Additional prior period information is shown for comparability with current period presentation.

11. SUBSEQUENT EVENTS

On October 13, 2022, the Fund entered into a new investment management agreement (the “New Agreement”), by and between the Fund and the Manager, that replaced the current investment management agreement entered into between the Fund and the Manager (the “Current Agreement”).

The Fund entered into the New Agreement in connection with the sale of all the issued and outstanding membership interests of the Manager to P10 Intermediate Holdings LLC, a Delaware limited liability company on October 13, 2022 (the “Transaction”). The closing of the Transaction constituted a change of control of the Manager which caused the Current Agreement to terminate. The terms of the New Agreement are the same as those of the Current Agreement, including the same fee rates, except for the new commencement date of October 13, 2022 and renewal dates, annual continuance approval by the Board, beginning October 13, 2024.

The Fund evaluated other subsequent events through the date the financial statements were issued and determined that no additional subsequent events had occurred that would require accrual or disclosure in the financial statements.

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

The Fund provides financing and advisory services to a variety of carefully selected venture-backed companies that have received equity funding from traditional sources of venture capital equity funding (i.e. a professionally managed venture capital firm), as well as non-traditional sources of venture capital equity funding (e.g., angel investors, strategic investors, family offices, crowdfunding investment platforms, etc.) (collectively, “Venture-Backed Companies”), primarily throughout the United States with a focus on growth-oriented companies. The Fund’s portfolio consists of companies in the communications, information services, media, technology (including software and technology-enabled business services), biotechnology, and medical devices industry sectors, among others. The Fund’s capital is generally used by its portfolio companies to finance acquisitions of fixed assets and working capital. On August 31, 2015, the Company completed its first closing of capital contributions. On September 1, 2015, the Fund made its first investment and became a non-diversified, closed-end investment company that elected to be treated as a BDC under the 1940 Act. While the Fund intends to operate as a non-diversified investment company within the meaning of Section 5(b)(2) of the 1940 Act, from time to time the Fund may act as a diversified investment company within the meaning of Section 5(b)(1) of the 1940 Act.

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

The portfolio investments of the Fund primarily consist of debt financing to Venture-Backed Companies in the technology sector. The borrower’s ability to repay its loans may be adversely impacted by several factors, and as a result, the loan may not be fully repaid. Furthermore, the Fund’s security interest in any collateral over the borrower’s assets may be insufficient to make up any shortfall in payments. Some of the Fund’s portfolio companies may be impacted by rising inflation, which could have a material impact on their results of operations, specifically cost and revenues. As such, rising inflation may have an adverse impact on the portfolio borrowers’ ability to maintain their good credit standing, as well as their ability to pay their interest and principal obligations to the Fund. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future unrealized losses and therefore reduce our net assets resulting from operations.

Transactions with Venture Lending & Leasing VII, Inc. (“Fund VII”)

The Manager also serves as investment manager for Fund VII. The Fund’s Board of Directors determined that so long as Fund VII had capital available to invest in loan transactions with final maturities earlier than December 31, 2022 (the date on which Fund VII will be dissolved), the Fund would invest in each portfolio company in which Fund VII invested. Generally, the amount of each investment was allocated 50% to the Fund and 50% to Fund VII, or such other allocations as were determined by the respective fund boards, so long as the Fund had capital available to invest. Effective June 30, 2017, Fund VII was no longer permitted to enter new commitments to borrowers; however, Fund VII was permitted to fund existing commitments, in which the Fund might also be invested. Fund VII’s last commitment expired on July 31, 2018. The ability of the Fund to co-invest with Fund VII, and other clients advised by the Manager, is subject to the conditions (“Conditions”) with which the Funds are currently complying while seeking certain exemptive relief from the Securities and Exchange Commission (“SEC”) from the provisions of Sections 17(d) and 57 of the 1940 Act and Rule 17d-1 thereunder. To the extent that clients, other than Fund VII, advised by the Manager (but in which the Manager has no proprietary interest) invest in opportunities available to the Fund, the Manager will allocate such opportunities among the Fund and such other clients in a manner deemed fair and equitable considering all of the circumstances in accordance with the Conditions.

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

Although markets are continuing to stabilize and recover, uncertainty remains regarding the full extent of the long-term economic impact on the Fund’s business operations, results of operations, and access to liquidity and capital resources. The impact on the Fund will depend on many factors beyond the Fund’s control, including, without limitations, (i) the timing, extent, trajectory, and duration of the pandemic, (ii) the restrictions and advisories put in place to combat the pandemic, (iii) the effects of the pandemic and measures to combat the pandemic on the financial markets, and (iv) the impact on the economy overall, all of which are highly uncertain and cannot be predicted. In addition, the impact on local economies is uncertain and the speed of economic recovery may vary across different industries both domestically and globally. The Fund is continuing to maintain close communications with its loan portfolio companies to proactively assess and manage potential risks. In addition, Management is continuing to maintain oversight analysis of credits across the Fund's loan investment portfolio in an attempt to manage the potential credit risk and improve loan performance.

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

Results of Operations - For the Three and Nine Months Ended September 30, 2022 and 2021

Analysis of Interest Income

Total investment income for the three months ended September 30, 2022 and 2021 was $2.3 million and $11.7 million, respectively, which primarily consisted of interest on the venture loans outstanding. The remaining income consisted of interest and dividends on the temporary investment of cash, and other income from commitment fees and warrants.

Interest income is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants, and new loans funded during the year.

The following table shows the average balance, interest income, and weighted average interest rate for the cash and non-cash portion of interest income for the three months ended September 30, 2022 and 2021.

	For the Three Months Ended September 30, 2022				For the Three Months Ended September 30, 2021
	Average Balance	Interest Income	Weighted-Ave Int Rate - Cash Portion	Weighted-Ave Int Rate - Noncash Portion	Average Balance	Interest Income	Weighted-Ave Int Rate - Cash Portion	Weighted-Ave Int Rate - Noncash Portion
Performing Loans	$46,843,446	$1,686,499	11.52%	2.88%	$153,448,137	$11,689,159	24.81%	5.66%
All Loans	$54,793,861	$2,323,442	14.50%	2.46%	$166,087,432	$11,689,159	22.92%	5.23%

Interest income for performing and all loans decreased by $10.0 million and $9.4 million, or 85.6% and 80.1%, respectively, for the three months ended September 30, 2022 compared to the same period in 2021. The decrease in interest income was due primarily to the decline in the loan investment portfolio as there were no new loans to offset the loans being paid down. The average outstanding balances for performing and all loans decreased by $106.6 million and $111.3 million, or 69.5% and 67.0%, respectively, for the three months ended September 30, 2022 compared to the same period in 2021.

Total investment income for the nine months ended September 30, 2022 and 2021 was $12.0 million and $30.8 million, respectively, which primarily consisted of interest on the venture loans outstanding. The remaining income consisted of interest and dividends on the temporary investment of cash, and other income from commitment fees and warrants.

Interest income is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants, and new loans funded during the year.

The following table shows the average balance, interest income, and weighted average interest rate for the cash and non-cash portion of interest income for the nine months ended September 30, 2022 and 2021.

	For the Nine Months Ended September 30, 2022				For the Nine Months Ended September 30, 2021
	Average Balance	Interest Income	Weighted-Ave Int Rate - Cash Portion	Weighted-Ave Int Rate - Noncash Portion	Average Balance	Interest Income	Weighted-Ave Int Rate - Cash Portion	Weighted-Ave Int Rate - Noncash Portion
Performing Loans	$69,071,819	$9,687,607	14.99%	3.71%	$197,403,014	$30,065,335	16.30%	4.01%
All Loans	$76,266,328	$11,962,673	17.55%	3.36%	$211,359,910	$30,749,728	15.66%	3.74%

Interest income for performing and all loans decreased by $20.4 million and $18.8 million, or 67.8% and 61.1%, respectively, for the nine months ended September 30, 2022 compared to the same period in 2021. The decrease in interest income was also due primarily to the decline in the loan investment portfolio as there were no new loans to offset the loans being paid down. The average outstanding balances for performing and all loans decreased by $128.3 million and $135.1 million, or 65.0% and 63.9%, respectively, for the nine months ended September 30, 2022 compared to the same period in 2021.

Analysis of Interest Expense

Interest expense was comprised of amounts related to interest on debt amounts drawn down, unused credit line fees and amounts amortized from deferred fees incurred in conjunction with the debt facility.

The following table shows the average balance, interest expense and weighted-average interest rate for the three months ended September 30, 2022 and 2021.

	For the Three Months Ended September 30, 2022			For the Three Months Ended September 30, 2021
	Average Balance	Interest Expense	Int Expense Rate	Average Balance	Interest Expense	Int Expense Rate
Bank Facility	$5,875,000	$723,543	63.34%	$72,125,000	$713,390	3.96%

The following table shows the average balance, interest expense and weighted-average interest rate for the nine months ended September 30, 2022 and 2021.

	For the Nine Months Ended September 30, 2022			For the Nine Months Ended September 30, 2021
	Average Balance	Interest Expense	Int Expense Rate	Average Balance	Interest Expense	Int Expense Rate
Bank Facility	$21,750,000	$1,490,413	9.83%	$93,100,000	$2,548,283	3.65%

Interest expense decreased primarily due to declines in the average outstanding debt.

Analysis of Operating Expense

The following table shows the components of operating expense for the three months ended September 30, 2022 and 2021.

	For the Three Months Ended September 30,
Operating expense	2022	2021	Change
Management fees	$309,651	$957,499	$(647,848)
Banking and professional fees	95,690	212,199	(116,509)
Other operating expenses	103,936	58,986	44,950
Total operating expense	$509,277	$1,228,684	$(719,407)

Management fees were calculated as 2.5% of the Fund’s total assets and the decreases were due to declines in the Fund’s total assets due primarily to fewer new loan fundings to offset monthly loan payments and early pay downs.

Banking and professional fees decreased by $0.1 million, or 54.9%, due primarily to a reduction in legal expenses associated with loan workouts this period.

Other operating expenses included director fees, custody fees, tax fees and other expenses related to the operations of the Fund.

The following table shows the components of operating expense for the nine months ended September 30, 2022 and 2021.

	For the Nine Months Ended September 30,
Operating expense	2022	2021	Change
Management fees	$1,322,644	$3,775,126	$(2,452,482)
Banking and professional fees	845,518	1,015,795	(170,277)
Other operating expenses	153,387	118,789	34,598
Total operating expense	$2,321,549	$4,909,710	$(2,588,161)

Management fees were calculated as 2.5% of the Fund’s total assets and the decreases were due to declines in the Fund’s total assets due primarily to fewer new loan fundings to offset monthly loan payments and early pay downs.

Banking and professional fees decreased by $0.2 million, or 16.8%, due primarily to reductions in legal expenses associated with client acquisition and loan workouts this period and partially offset by increases in legal expenses associated with the operation of the Fund.

Other operating expenses included director fees, custody fees, tax fees and other expenses related to the operations of the Fund

Non-recurring fees

The Fund may receive non-recurring fees in connection with the origination and servicing of portfolio loans. Transactions in this category may include forfeited commitment fees and unamortized warrants, that become recognized as other income after the loan commitment period expires. Other non-recurring fees include pre-payment fees which are recognized as other income in the period received. Legal fee reimbursements for deal due diligence and drafting of documents are recognized as offsets against legal expenses. Non-recurring fees for the three and nine months ended September 30, 2022 and 2021 were less than $0.1 million.

Realized and Change in Unrealized Gains (Losses)

Net investment income for the three months ended September 30, 2022 and 2021, was $1.1 million and $9.7 million, respectively.

Net realized gain (loss) from loans was $0.5 million and less than $0.1 million for the three months ended September 30, 2022 and 2021, respectively. The primary reason for the gains were recoveries from loans previously writen-off.

Net realized gain (loss) from derivative instruments were $0 and a net realized loss of less than $0.1 million for the three months ended September 30, 2022 and 2021, respectively. There were no gains or losses for the three months ended September 2022 as the derivative was terminated in June 2022. The net realized loss in 2021 was due to interest payments paid on the interest rate collar as the floating rate was between the ceiling and floor of the collar.

Net change in unrealized gain (loss) from loans was $(2.2) million and $(2.5) million for the three months ended September 30, 2022 and 2021, respectively. The net change in unrealized gain from loans consisted of fair value adjustments taken against loans as a result of an improvement or deterioration in certain portfolio companies’ performance and reversals of prior adjustments on realized loan losses.

Net change in unrealized gain from derivative instruments were a $0 and an unrealized gain of less than $0.1 million for the three months ended September 30, 2022 and 2021, respectively. There were no gains or losses for the three months ended September 2022 as the derivative was terminated in June 2022. The net change in unrealized gain (loss) from derivative instruments from 2021 consisted of fair market value adjustments to the interest rate collar.

Net increase (decrease) in net assets resulting from operations for the three months ended September 30, 2022 and 2021, was $(0.5) million and $7.2 million, respectively. On a per share basis, the net increase (decrease) in net assets resulting from operations for the three months ended September 30, 2022 and 2021 was $(5.09) and $72.35, respectively.

Net investment income for the nine months ended September 30, 2022 and 2021, was $8.2 million and $23.3 million, respectively.

Net realized gain (loss) from loans was $(1.1) million and $(1.8) million for the nine months ended September 30, 2022 and 2021, respectively. The primary reason for the losses were write-offs of non-accrual loans.

Net realized gain (loss) from derivative instruments were a net realized gain of $0.1 million and a net realized loss of less than $0.1 million for the nine months ended September 30, 2022 and 2021, respectively. The realized gain from derivative instruments was due primarily to the termination of the derivative instrument in Q2. The net realized losses were due to interest payments paid on the interest rate collar as the floating rate was below the floor of the collar.

Net change in unrealized gain (loss) from loans was $1.7 million and $3.4 million for the nine months ended September 30, 2022 and 2021, respectively. The net change in unrealized gain from loans consisted of fair value adjustments taken against loans as a result of an improvement or deterioration in certain portfolio companies’ performance as well as reversal of prior adjustments on realized loan losses.

Net change in unrealized gain from derivative instruments were less than a $0.1 million for both the nine months ended September 30, 2022 and 2021. The net change in unrealized gain from derivative instruments consisted of fair market value adjustments to the interest rate collar and the reversal of prior gains with the termination of the derivative.

Net increase (decrease) in net assets resulting from operations for the nine months ended September 30, 2022 and 2021, was $8.8 million and $24.9 million, respectively. On a per share basis, the net increase in net assets resulting from operations for the nine months ended September 30, 2022 and 2021, was $87.57 and $248.97, respectively.

Liquidity and Capital Resources – September 30, 2022 and December 31, 2021

The Fund is owned entirely by the Company. The Company may make further contributions to the capital of the Fund to the extent of the Company’s members’ capital commitment to the Company and excess cash balances of the Company. Total capital contributed to the Fund was $356.1 million as of September 30, 2022 and December 31, 2021. As of both September 30, 2022 and December 31, 2021, the Company had subscriptions for capital in the amount of $423.6 million, of which $415.2 million had been called. The remaining $8.5 million has expired and can no longer be called. Per the operating agreement between the Company’s managing member and members of the Company, only 10% of committed capital may be recalled effective March 31, 2021. As a result, the Company has made $42.4 million in recallable distributions to its investors.

The change in cash for the nine months ended September 30, 2022 and 2021 was as follows:

	For the Nine Months Ended September 30, 2022	For the Nine Months Ended September 30, 2021
Net cash provided by operating activities	$68,185,503	$155,394,919
Net cash used in financing activities	(69,435,607)	(147,138,340)
Net increase (decrease) in cash and cash equivalents	$(1,250,104)	$8,256,579

As of September 30, 2022 and December 31, 2021, 3.20% and 4.31%, respectively, of the Fund’s net assets consisted of cash and cash equivalents.

Net loan amounts outstanding after amortization and valuation adjustments decreased by $61.2 million for the nine months ended September 30, 2022. As of September 30, 2022, all of the Fund’s unfunded commitments expired.

As of	Cumulative Amount Disbursed	Principal Reductions and Fair Market Adjustments	Balance Outstanding - Fair Value
September 30, 2022	$937.9 million	$890.6 million	$47.3 million
December 31, 2021	$937.9 million	$829.4 million	$108.5 million

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

As of September 30, 2022, the Fund had a cash balance of $1.6 million and approximately $35.9 million in scheduled loan receivable payments over the next twelve months. Additionally, the Fund has access to the Company’s recallable distributions of $42.4 million. Together, these amounts are sufficient to meet the operational expenses of the Fund over the next year.

The Fund was permitted to borrow in any amounts so long as its asset coverage ratio, as defined in the 1940 Act, is at least 200% after giving effect to such borrowings. Effective September 8, 2022, the Fund no longer has access to additional debt, as the debt facility was paid off and terminated. As of December 31, 2021, the Fund’s asset coverage ratio was 239%.

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

The Fund’s exposure to interest rate sensitivity is regularly monitored and analyzed by measuring the characteristics of assets and liabilities. The Fund utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates. Because the Fund terminated the debt facility on September 8, 2022 and does not plan to borrow in the future, a significant change in market interest rates will no longer have a material effect on the Fund’s interest expense.

Because all of the Fund’s loans impose a fixed interest rate upon funding, changes in short-term interest rates will not directly affect interest income associated with the loan portfolio as of September 30, 2022. Changes in short-term interest rates could also affect realized gain from investments and interest on the Fund’s short-term investments.
Based on the Fund’s Condensed Statements of Assets and Liabilities as of September 30, 2022, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in investments and cash balances.

Effect of Interest Rate Change By	Other Interest and Other Income (Loss)	Total Income (Loss)
(0.50)%	$(7,828)	$(7,828)
1%	$15,657	$15,657
2%	$31,313	$31,313
3%	$46,970	$46,970
4%	$62,626	$62,626
5%	$78,283	$78,283
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

Changes in Internal Controls:

There have not been any changes in the Fund’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the Fund’s fiscal quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

10.1
Investment Management Agreement, dated October 13, 2022, by and between the Fund and Westech Investment Advisors LLC, incorporated by reference to Exhibit 10.1 to the Fund’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 18, 2022.

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

VENTURE LENDING & LEASING VIII, INC.
(Registrant)

By:	/s/ David R. Wanek	By:	/s/ Jared S. Thear
David R. Wanek		Jared S. Thear
President and Chief Executive Officer		Chief Financial Officer
(Principal Executive Officer)		(Principal Financial Officer)
Date:	November 14, 2022	Date:	November 14, 2022