Form 10-K
period 2022-12-31
Venture Lending & Leasing VIII, Inc.
filed 2023-03-15
CIK 1642862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

Securities Registered Pursuant to Section 12(g) of the Act: Common stock, $0.001 par value
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]
Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X ] No [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [x]	Smaller reporting company [ ]	Emerging growth company [ ]
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [ ]

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. [ ]

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). [ ]

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [ ] No [X]

As the registrant’s shares are not publicly-traded, the aggregate market value of the voting stock held by non-affiliates of the registrant cannot be determined.
The number of shares outstanding of each of the issuer’s classes of common stock, as of March 15, 2023, was 100,000.

Document Incorporated by Reference

Document Description		10-K Part
Specifically Identified Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held	May 17, 2023	III

PART I.
ITEM 1.    BUSINESS
Introduction.
Venture Lending & Leasing VIII, Inc. (the “Fund”) was incorporated in Maryland on May 6, 2015, as a non-diversified, closed-end management investment company electing status as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”) and is managed by Westech Investment Advisors LLC (the “Manager” or “Management”). All of the issued and outstanding membership interests of the Manager were acquired by P10 Intermediate Holdings LLC, a Delaware limited liability company whose ultimate parent is P10, Inc., a Delaware corporation (together, “P10”) on October 13, 2022 (the “Transaction”). The management of day-to-day operations of the Manager remains substantially unchanged and continues to be directed by the Manager’s personnel following the closing of the Transaction. The Fund is a wholly-owned subsidiary of Venture Lending & Leasing VIII, LLC, a Delaware limited liability company (the “Company”). The Fund’s investment objective is to achieve superior risk-adjusted investment returns. The Fund will primarily provide debt financing to carefully selected companies that have received equity funding from traditional sources of venture capital equity funding (i.e. a professionally managed venture capital firm), as well as non-traditional sources of venture capital equity funding (e.g., angel investors, strategic investors, family offices, crowdfunding investment platforms, etc.) (collectively, “Venture-Backed Companies”), generally in the form of secured loans. Secondarily, the Fund may provide debt financing to public and later-stage private companies. In most cases, the Fund will receive warrants for equity securities of the companies in connection with these loans. The Fund may make debt investments that are atypical, for example, to more mature public and later-stage private companies (“Special Situation Financings”), including secure loans as well as convertible and subordinated debt investments. The Fund may also make direct equity investments in Venture-Backed Companies. Prior to commencing its operations on August 12, 2015, the Fund had no operations other than the sale of 100,000 shares of common stock, $0.001 par value to the Company for $25,000 in July 2015. As of December 31, 2022, the Fund meets the requirements, including diversification requirements, to qualify as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986 (the “Code”).
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

As a BDC, the Fund must invest at least 70% of its total assets in qualifying assets (“Qualifying Assets”) consisting of (a) interests in Eligible Portfolio Companies and (b) certain other assets including cash and cash equivalents. An “Eligible Portfolio Company” is a United States company that is not an investment company as defined or excluded from the definition of an investment company in Section 3 of the 1940 Act, and that either: (i) does not have a class of securities listed on a national securities exchange, or does have a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250.0 million; or (ii) is actively controlled by a BDC and has an affiliate of a BDC on the Eligible Portfolio Company’s Board of Directors; or (iii) has total assets of not more than $4.0 million and capital and surplus of not less than $2.0 million; or (iv) meets such other criteria as may be established by the Securities and Exchange Commission (“SEC”). Control under the 1940 Act is presumed to exist where a BDC owns more than 25% of the outstanding voting securities of the Eligible Portfolio Company. Also included in Qualifying Assets are follow-on investments in a company that met the definition of Eligible Portfolio Company at the time of the Fund’s initial investment, but subsequently does not meet such definition because it has a class of securities listed on a national securities exchange, if, at the time of the follow-on investment, the Fund (a) owns at least 50% of (i) the greatest number of equity securities of such company, including securities convertible into or exchangeable for such securities, and (ii) the greatest amount of certain debt securities of such company held by the Fund at any time during the period when such company was an Eligible Portfolio Company, and (b) is one of the twenty largest holders of record of the company’s outstanding voting securities. The Fund may invest up to 30% of its total assets in non-Qualifying Assets, including interests in companies that are not Eligible Portfolio Companies (for example, because the company’s securities are quoted on the NASDAQ Global Market (“NASDAQ”)) and Eligible Portfolio Companies as to which the Fund does not offer to make available significant managerial assistance. As a BDC, the Fund is generally prohibited under the 1940 Act from investing in securities issued by broker/dealers, investment advisers, and underwriters unless certain conditions are met. As of December 31, 2022, the percentage of non-qualifying investments in the Fund was 6.9%.
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

Special Situation Financings. The Manager may invest up to 20% of the Fund’s aggregate investments determined cumulatively over the life of the Fund in Special Situation Financings. Such Special Situation Financings could include investments targeted towards late-stage or public companies seeking additional growth capital to expand product offerings, increase market penetration or fund strategic acquisitions of other companies or technology. In these situations, the Fund would only consider investing in this Special Situation Financings if it determined it to be of equivalent or better quality as compared to a senior secured loan made to the Fund’s more typical portfolio companies. Further, the Fund may also choose to subordinate existing outstanding debt as part of a restructuring or work-out arrangement in order to allow the company to successfully complete a transaction such as an acquisition or round of financing. There can be no assurance that the subordination will work to the benefit of the Fund. The Manager will target companies whose cash flow from operations and cash reserves are expected to service the Fund’s investment on a current basis. Investments may be structured as senior debt, convertible debt, or other debt/equity structures. In addition, Special Situation Financings could include investments in a “troubled” company undergoing a restructuring or recapitalization of its existing debt or equity, and making investments in subordinated debt, providing bridge financing to a company which is in the process of raising additional private equity, planning an initial public offering or is seeking to enter into a business combination through which it would be acquired. In some instances, these companies will have been bootstrapped (i.e. funded solely by the personal assets of their founders or other individuals), without any substantial investment from venture capital or other investors. As of December 31, 2022, the Fund made Special Situation Financings of 1.4% of total commitments.
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

Executive Officers. The following are the executive officers of the Fund. All officers serve at the pleasure of the Fund’s Board of Directors.

Name and Position with Fund	Age	Occupation During Past Five Years
Maurice C. Werdegar, Chairman and Director	58	Chairman of the Fund since 2022. Mr. Werdegar has held the position of Chairman of Westech Investment Advisors since 2022. Mr. Werdegar served as President and Chief Executive Officer of Westech Investment Advisors from 2015 to 2021, served as Chief Operating Officer and Vice President of Westech Investment Advisors from 2011 to 2015 and served in various other positions with Westech Investment Advisors since 2001. Mr. Werdegar has served as a Director of the Fund since 2015 and is also a member of the Board of Directors, and Chairman, of Venture Lending & Leasing IX, Inc. (“Fund IX”). Mr. Werdegar is Chairman of WTI Fund X, Inc. (“Fund X”).
David R. Wanek, Chief Executive Officer and President	50
Chief Executive Officer of the Fund since 2022. Mr. Wanek has held the position of President of the Fund since 2019. Mr. Wanek has held the position of Chief Executive Officer and President of Westech Investment Advisors since 2022 and held other positions with Westech Investment Advisors since 2001. Mr. Wanek is the President and CEO of Fund IX and Fund X. Mr. Wanek is also a member of the Board of Directors of Fund X.

Jared S. Thear, Vice President, Chief Financial Officer, Chief Compliance Officer, Treasurer, and Secretary	45
Vice President, Chief Financial Officer, Chief Compliance Officer, Treasurer and Secretary for the Fund since 2021. Mr. Thear has held the same positions with Westech Investment Advisors since 2021. Prior to joining Westech Investment Advisors, he worked at Deloitte & Touche for 20 years and held various leadership roles. From 2014 to 2021, he led Deloitte’s Northwest region Asset Management practice for the audit function.

Rodolfo Ruano, Vice President and Assistant Secretary	55	Vice President and Assistant Secretary for the Fund since 2021. Mr. Ruano has held the position of Vice President of Westech Investment Advisors since 2021. Investment partner for Westech Investment Advisors since 2011.
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
Leverage. On September 8, 2022, the Fund paid off its remaining outstanding debt balance on its debt facility and terminated the debt facility.
Any borrowings of the Fund would be subject to the asset coverage requirements under the 1940 Act, including borrowings in excess of 5% of total assets for temporary purposes, and all borrowings for emergency purposes are were not “temporary.” Under the 1940 Act, the Fund may not incur borrowings unless, immediately after the borrowing is incurred, such borrowings would have “Asset Coverage” of at least 200%, generally, and of at least 150% if certain conditions are met. “Asset Coverage” means the ratio which the value of the Fund’s total assets, less all liabilities not represented by (i) the borrowings and (ii) any other liabilities constituting “senior securities” under the 1940 Act, bears to the aggregate amount of such borrowings and senior securities. The practical effect of this limitation was to limit the Fund’s borrowings and other senior securities to 50% of its total assets less its liabilities other than the borrowings and other senior securities. The 1940 Act also requires that, if the Fund borrows money, provisions be made to prohibit the declaration of any dividend or other distribution on the shares (other than a dividend payable in shares), or the repurchase by the Fund of shares, if, after payment of such dividend or repurchase of shares, the Asset Coverage of such borrowings would be below 200% (or 150%, as applicable). If the Fund was unable to pay dividends or distributions in the amounts required under the Code, it might not be able to qualify for the pass-through status as a RIC or, if qualified, to continue to so qualify.
The use of leverage increases investment risk. To the extent the income or capital gains derived from investments purchased with borrowed funds exceeded the cost of borrowing, the Fund’s overall return would be greater than if leverage had not been used. Conversely, if the income or capital gain from the investments purchased with borrowed funds was not sufficient to cover the cost of borrowing, or if the Fund incurs capital losses, the return to the Fund would be less than if leverage had not been used and therefore, the amount available for distribution would be reduced or potentially eliminated. Furthermore, since the calculation of the investment management fee is based, commencing two years after the closing of the offering, on a percentage of the managed assets, such fee will be higher if the Fund utilizes leverage than if no borrowings were incurred.
Lenders required that the Fund pledge all assets as collateral for borrowings and have required that the Company provide guarantees or other credit enhancements. The Company, however, will not pledge its assets to secure such borrowings as this could result in unrelated business taxable income to its tax-exempt members. If the Fund was unable to service the borrowings, the Fund may risk the loss of such pledged assets.

Lenders required that the Fund agree to loan covenants limiting the Fund’s ability to incur additional debt or otherwise limiting the Fund’s flexibility, and loan agreements may provide for acceleration of the maturity of the indebtedness if certain financial tests were not met. To minimize risks associated with borrowing money at floating rates and lending money at fixed rates, the Fund entered into interest rate hedging transactions with respect to all or any portion of the Fund’s borrowings. There could be no assurance that such interest rate hedging transactions would be available in forms acceptable to the Fund. In addition, entering into interest rate hedging transactions increases costs to the Fund. Finally, it was possible that the Fund could incur losses from being “over-hedged,” which would result if the debt that was hedged was repaid faster than expected.

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
Tax Status. The Fund must meet a number of requirements, described herein under the caption “Diversification Standards” and in Note 9 to the financial statements included in this filing, to qualify for the pass-through status as a RIC and, if qualified, to continue to so qualify. For example, the Fund must meet specified asset diversification standards under the Code which might prove difficult if certain borrowers with larger commitments drew on their committed financing at a rate faster than other borrowers to whom smaller commitments were made, particularly during the early periods of the Fund’s operations. If the Fund experiences difficulty in meeting the diversification requirement for any fiscal quarter of its taxable year, it might accelerate capital calls or, if available, borrowings in order to increase the portion of the Fund’s total assets represented by cash, cash items, and U.S. government securities as of the close of the following fiscal quarter and thus attempt to meet the diversification requirement. The Fund, however, would incur additional interest and other expenses in connection with any such accelerated borrowings, and increased investments by the Fund in cash, cash items, and U.S. government securities (whether the funds to make such investments are derived from called equity capital or from accelerated borrowings) are likely to reduce the Fund’s return. Furthermore, there can be no assurance that the Fund would be able to meet the diversification requirements through such actions. Failure to qualify as a RIC would deny the Fund pass-through status and, in a year in which the Fund has taxable income, would have a significant adverse effect on the return of the Fund. Tax laws are dynamic and tax laws either in the U.S. or in foreign jurisdictions could change causing a different than expected outcome.
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

Brexit Risk. The risk of investing in portfolio companies based out of or related to Europe may be heightened due to the United Kingdom (“UK”) formally leaving the European Union (“EU”) on January 31, 2020, an event commonly referred to as “Brexit.”

The UK and the EU have entered into a trade and cooperation agreement (the “Trade Agreement”) governing certain aspects of their relationship. The agreement addresses trade, economic arrangements, law enforcement, judicial cooperation and a governance framework including procedures for dispute resolution, among other things. However, significant political and economic uncertainty remains about how the precise terms of the relationship between the parties will differ from the terms before Brexit.

Brexit has created legal and tax uncertainty, which may last for years to come, and could lead to potentially divergent national laws and regulations. While it is not possible to determine the precise impact that Brexit, including the implementation of the Trade Agreement or any future agreement between UK and the EU, may have on the Fund at this time and beyond, the impact on the UK and European economies and the broader global economy could be significant, including increased volatility and illiquidity, and potentially lower economic growth, on markets in the UK, Europe and globally, thereby adversely affecting the value of the Fund’s investments. In addition, if other countries were to exit the EU or abandon the use of the euro as a currency, the value of investments tied to those countries or the euro could decline significantly and unpredictably.

Climate Change, Natural Disaster, and Public Health Crises Risk. Climate change and related legislation, regulation, and accords, both domestic and international, intended to control the impact of climate change may produce direct or indirect adverse consequences to the Fund’s investments, significantly affecting their value. Extreme weather patterns or natural disasters, such as hurricanes, floods and earthquakes, or the threat thereof, could also adversely impact Fund portfolio companies’ facilities, operations, and services, as well as certain industries, or group of industries, and regions related to the Fund’s investments. Additionally, public health crises, such as the COVID-19 pandemic, could result in travel restrictions and shipping and labor disruptions, which may adversely affect Fund portfolio companies’ facilities, operations, and services.

Coronavirus (“COVID-19”). The COVID-19 pandemic has caused significant disruption in the international and U.S. economies and financial markets. The spread of COVID-19 has caused reduction in business activity, financial transactions, labor shortages, supply chain interruptions and overall economic and financial instability. The ongoing effects of COVID-19 remain challenging to predict due to multiple uncertainties, including, but not limited to the duration and resurgences of the outbreak, the application and effectiveness of health and safety measures that are voluntarily adopted by the public or required by government or public health authorities, including vaccines and treatments and the speed and strength of an economic recovery.

The full extent of the impact of the COVID-19 pandemic on the Fund’s portfolio companies’ business operations and results of operations is unknown at this time and will depend on many factors outside of the Fund’s control, including, without limitations, the timing, extent, trajectory and duration of the pandemic.
INVESTMENT RISKS

International Investments. The Fund could invest up to, but not more than, 30% of its total assets in foreign based companies. Foreign investments are subject to most of the same risks as domestic investments, as well as the political, economic and other uncertainties associated with foreign activities, including war and political unrest (including between the U.S. and China), the impact of laws and policies of foreign governments and the United States affecting foreign investment, and the possibility of being subject to the jurisdiction of foreign courts in connection with legal disputes or the inability to subject foreign persons to the jurisdiction of courts in the United States. Furthermore, there may be practical and local law impediments to cost-effective recovery against collateral located in a foreign country. Moreover, it is possible that taxes may be required to be withheld by the foreign company on dividend and interest payments received by the Fund with respect to such foreign investments. Although capital gains derived by the Fund with respect to such investments in such foreign company may often be exempt from non-U.S. income or withholding taxes, the treatment of capital gains varies among jurisdictions. If the income from such foreign investments is subject to non-U.S. income or withholding taxes, the Fund will attempt to negotiate offsetting gross-up payments from the foreign-based company. No assurances, however, can be given that the Fund would be able to negotiate such offsetting payments. Following Russia’s invasion of Ukraine in February 2022, the U.S., the European Union (“E.U.”) and its member states, and other countries announced and implemented major sanctions against Russia. The U.S., E.U. nations and other countries could impose wider sanctions and take other actions as the conflict continues. It is difficult to anticipate the long-term impact on the Fund of war in Ukraine, sanctions, and any retaliatory measures by Russia in response. However, any or all of these may cause significant turmoil in the global markets, including domestic and global credit markets and market liquidity, impact the domestic and global economy, further disrupt supply chains, increase the risk of inflation, limit the ability of the Fund to invest in companies impacted by the sanctions, or negatively impact the operations of portfolio companies, which could in turn have a material adverse impact on the Fund.
Foreign Currency and Exchange Rate Risks. Fund assets and income may be denominated in various currencies. Contributions and distributions, however, will be denominated in U.S. dollars. As a result, the return of the Fund on any investment may be adversely affected by fluctuations in currency exchange rates, any future imposed devaluations of local currencies, inflationary pressures, and the success of the investment itself. In addition, the Fund may incur costs related to conversions between various currencies. As of December 31, 2022, all Fund assets and income, as well as contributions and distributions, are denominated in U.S. dollars.
Accounting and Disclosure Standards. Accounting, auditing, financial, and other reporting standards, practices, and disclosure requirements in countries in which the Fund may invest are not necessarily equivalent to those required under United States Generally Accepted Accounting Principles (“U.S. GAAP”). Accordingly, less information may be available to investors.
Credit Risks. Most of the companies with which the Fund will enter into financing transactions will not have achieved profitability, may experience substantial fluctuations in their operating results or, in many cases, will not have significant operating revenues. The ability of any borrower to meet its obligations to the Fund, therefore, will depend to a significant extent on the willingness of such borrower’s venture capital equity investors or outside investors to provide additional equity financing, which in turn will depend on the borrower’s success in meeting its business plan, the market climate for venture capital investments generally, among other factors. Additionally, these Companies typically retain their cash for operations within one or more bank accounts. These accounts may hold cash in excess of the Federal Deposit Insurance Corporation’s (“FDIC”) limit of $250,000. As a result, they are subject to concentration risk and liquidity risk associated with the underlying custodial banks with whom their deposits of cash and cash equivalents in excess of the FDIC limits are held. If access to these accounts is delayed or suspended indefinitely, it could have a material adverse impact on the company’s ability to meet its financial obligations required for operations. This could affect the Fund’s ability to be paid back on its outstanding commitments and result in a reduction to capital available to borrow within the Fund’s underlying credit facilities. The companies to which the Fund will provide financing will frequently be engaged in the development of new products or technologies, and the success of these efforts, or the ability of the companies to successfully manufacture or market products or technologies developed, cannot be assured. These companies frequently face intense competition, including competition from companies with greater resources, and may face risks of product or technological obsolescence, non-acceptance in the market, or rapidly changing regulatory environments, any of which could adversely affect their prospects. The success of such companies often depends on the management talents and efforts of one person or a small group of persons whose death, disability, resignation or other form of departure would adversely affect the company.
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

Additionally, the Federal Reserve raised the Federal Funds Rate in 2022 and has signaled an intent to continue raising rates in 2023. These developments, along with the United States government’s credit and deficit concerns, global economic uncertainties and market volatility and the impacts of COVID-19, could cause interest rates to be volatile, which may negatively impact the Fund’s ability to access the debt markets and capital markets on favorable terms.
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
Inflation. Certain of the Fund’s portfolio companies are in industries that may be impacted by inflation. If such portfolio companies are unable to pass any increases in their costs of operations along to their customers, it could adversely affect their operating results and impact their ability to pay interest and principal on the Fund’s loans, particularly in light of Federal Reserve actions in response to inflation. In addition, any projected future decreases in the Fund’s portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of the Fund’s investments could result in future realized or unrealized losses and therefore reduce the Fund’s net assets resulting from operations.
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
Special Risk Considerations Relating to China. The Fund may invest in portfolio companies that are based in China, have significant operations in China or are otherwise connected to China. Markets in China can be volatile due to uncertain social, economic, regulatory and political factors, in addition to the effects of public health crises, such as the response to the outbreak of coronavirus emanating from China. See the discussion herein under the caption “Climate Change, Natural Disaster and Public Health Crises Risk.” The severity and duration of any adverse economic conditions may be driven by governmental or quasi-governmental policies; in particular, geopolitical risk and the imposition of sanctions by outside governments could severely disrupt the Chinese economy and the value of securities tied to it.
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
CONFLICTS OF INTEREST

Transactions with Venture Lending & Leasing IX, Inc. (“Fund IX”). The Manager also serves as the investment manager for Fund IX. The Fund’s Board of Directors determined that so long as Fund IX has capital available to invest in loan transactions with final maturities earlier than December 31, 2028 (the date on which Fund IX will be dissolved), the Fund may invest in each portfolio company in which Fund IX invests. Generally, the amount of each investment will be allocated 50% to the Fund and 50% to Fund IX, or such other allocations as may be determined by the respective fund boards, so long as the Fund has capital available to invest. The ability of the Fund to co-invest with Fund IX, and other clients advised by the Manager, is subject to the conditions with which the Funds are currently complying while seeking certain exemptive relief from the SEC from the provisions of Sections 17(d) and 57 of the 1940 Act and Rule 17d-1 thereunder. Effective December 31, 2022, Fund IX was no longer permitted to enter into new commitments to borrowers; however, Fund IX is permitted to fund existing commitments through December 31, 2023. To the extent that clients, other than Fund IX, advised by the Manager (but in which the Manager has no proprietary interest) invest in opportunities available to the Fund, the Manager will allocate such opportunities among the Fund and such other clients in a manner deemed fair and equitable considering all of the circumstances in accordance with the Conditions.
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
Valuation. The Manager is responsible for valuing the Fund’s assets and liabilities, subject to oversight by the Fund’s Board of Directors, and has an inherent conflict in performing this function such that it has an incentive to increase the value of the assets for its performance record and to increase the Management Fee that it receives. In accordance with Rule 2a-5 under the 1940 Act, the Manager has been designated as the valuation designee within the meaning of the rule. The rule requires the Manager to periodically assess any material risks associated with the determination of the fair value of the Fund’s assets (“valuation risks”), including material conflicts of interest, and managing those identified valuation risks. The Fund does not intend to engage an independent valuation agent to value its assets and therefore is entirely reliant upon the Manager and its delegates for valuing the assets.

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
Disinterested Directors and Advisory Board Members. The members of the Fund’s Board of Directors will overlap with the members of the Company’s advisory board, and the members of the Company’s advisory board are generally the same as, or a subset of, the disinterested directors of the Fund. Although the Manager expects that, given the Company’s 100% ownership of the Fund, the interests of the two entities will not diverge, it is conceivable that a conflict of interest could exist between the Fund and the Company. In addition, as compensation for services, the disinterested directors will receive an annual fee of $30,000 (plus $1,000 per meeting attended in person and an additional $10,000 for the chair of the Audit Committee). Any future changes to the compensation to be paid to the disinterested directors will be determined by the Nominating Committee of the Fund’s Board of Directors. Upon the liquidation of the Fund, the disinterested advisory board members will receive an annual fee in an amount determined by the Member (it is currently anticipated that such annual amount shall be $15,000). The disinterested directors and advisory board members will also be reimbursed for certain expenses. While courts have generally held that the receipt of reasonable and customary directors’ fees and benefits does not alter the status of a director as disinterested, the payment of such fees may impact the objectivity of the disinterested directors and the advisory board members on behalf of the members.

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
The number of holders of record of the Fund’s common stock at March 15, 2023 was 1.
The Fund has a policy of distributing securities as acquired. The Fund values these securities at fair value at the time of acquisition in accordance with the Fund’s policy on valuation detailed in Note 2 to the financial statements included in this filing. In addition, some expenses of the Company may be paid by the Fund and will be deemed as distributions to the Company. The Fund has established a policy of declaring dividends on a quarterly basis to the extent that taxable income of the Fund less applicable reserves exceeds warrant distributions and deemed distributions. As of December 31, 2022, the Fund had distributed $446.8 million to date to its sole shareholder, of which $370.6 million was cash.

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
COVID-19, the Ukraine War and the Impact of Worldwide Inflation on Results of Operations and Liquidity & Capital Resources

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

Global and domestic financial markets have experienced an increase in volatility as concerns about the impact of higher inflation, rising interest rates, a potential recession and the current conflict in Ukraine have weighed on market participants. These factors have created disruptions in supply chains, and economic activity and have had a particularly adverse impact on certain industries. These uncertainties impact the overall supply and demand of the market through changing spreads, deal terms and structures. The Fund is unable to predict the full impact of these macroeconomic events to the Fund's liquidity and capital resources.

The Fund is continuing to maintain close communications with its loan portfolio companies to proactively assess and manage potential risks. In addition, Management is continuing to maintain oversight analysis of credits across the Fund's loan investment portfolio in an attempt to manage the potential credit risk and improve loan performance. Certain loans may have inherent increased credit risk due to the underlying business and its ability to maintain operations in the current economic environment.

The Fund believes its existing cash balance, scheduled monthly payments from borrowers, and the Company’s recallable distributions will be sufficient to satisfy its working capital needs, and other liquidity requirements associated with its existing operations.

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
Results of Operations – For the Years Ended December 31, 2022, 2021 and 2020
For the most recent discussion on the results of operations for the year ended December 31, 2020, refer to the management discussion and analysis on the annual report, Form 10-K, filed on March 14, 2022.
Analysis of Interest Income
Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants, and new loans funded during the year. Total investment income for 2022 decreased due primarily to no new loans to offset the loans being paid down and paid off during the year.
The following table shows the average balance, interest income, and weighted average interest rates for the cash and non-cash portion of interest income for the years ended December 31, 2022 and 2021:

	For the Year Ended December 31, 2022				For the Year Ended December 31, 2021
	Average Balance	Interest Income	Weighted- Ave Int Rate - Cash Portion	Weighted- Ave Int Rate - Noncash Portion	Average Balance	Interest Income	Weighted- Ave Int Rate - Cash Portion	Weighted- Ave Int Rate - Noncash Portion
Performing Loans	$60,397,779	$10,933,968	14.53%	3.57%	$176,700,006	$35,161,303	16.06%	3.84%
All Loans	$67,944,845	$13,686,996	16.96%	3.18%	$189,688,104	$37,114,806	15.99%	3.58%

Interest income for performing and all loans decreased by $24.2 million and $23.4 million, or 68.9% and 63.1%, respectively, for the year ended December 31, 2022, compared to the same period in 2021. The decrease in interest income was due primarily to the decline in the loan investment portfolio as there were no new loans to offset the loans being paid down or paid-off. The average outstanding balances for performing and all loans decreased by $116.3 million and $121.7 million, or 65.8% and 64.2%, respectively, for the year ended December 31, 2022, compared to the same period in 2021.

Total investment income for the year ended December 31, 2022 and 2021 was $13.8 million and $37.1 million, respectively, which primarily consisted of interest on the venture loans outstanding. The remaining income consisted of interest and dividends on the temporary investment of cash and other income from commitment fees and warrants.

Analysis of Interest Expense
Interest expense was comprised of amounts related to interest on debt amounts drawn down, unused credit line fees and amounts amortized from deferred fees incurred in conjunction with the debt facility.

The following table shows the average balance, interest expense and weighted-average interest rate for the years ended December 31, 2022, and 2021.

	For the Year Ended December 31, 2022			For the Year Ended December 31, 2021
	Average Balance	Interest Expense	Int Expense Rate	Average Balance	Interest Expense	Int Expense Rate
Debt Facility	$16,730,769	$1,490,413	12.78%	$82,615,385	$3,044,071	3.68%

Interest expense decreased primarily due to the decrease in the average outstanding debt as the loan was paid off and terminated in September 2022. The interest expense rate increased significantly in 2022 because the remaining unamortized fees and costs were immediately recognized when the debt facility was terminated in September 2022.

Analysis of Operating Expense

The following table shows the components of operating expense for the years ended December 31, 2022, and 2021.

	For the Years Ended December
Operating Expenses	2022	2021	Change
Management fees	$1,575,968	$4,485,828	$(2,909,860)
Banking and professional fees	1,019,507	1,538,179	(518,672)
Other operating expenses	179,392	191,194	(11,802)
Total operating expenses	$2,774,867	$6,215,201	$(3,440,334)

Management fees were calculated as 2.5% of the Fund’s total assets and the decreases were due to declines in the Fund’s total assets due primarily to no new loan fundings to offset the loans being paid down and paid off during the year.

Banking and professional fees decreased by $0.5 million, or 33.7%, due primarily to a decline in legal fees associated with non-performing loans.

Other operating expenses included director fees, custody fees, tax fees and other expenses related to the operations of the Fund.

Non-recurring fees

The Fund may receive non-recurring fees in connection with the origination and servicing of portfolio loans. Transactions in this category may include forfeited commitment fees and unamortized warrants, that become recognized as other income after the loan commitment period expires. Other non-recurring fees include pre-payment fees which are recognized as other income in the period received. Legal fee reimbursements for deal due diligence and drafting of documents are recognized as offsets against legal expenses. Non-recurring fees for the years ended December 31, 2022 and 2021 totaled less than $0.1 million and $0.1 million, respectively.

Realized and Change in Unrealized Gains(Losses)

Net investment income for the years ended December 31, 2022 and 2021 was $9.5 million and $27.9 million, respectively.
Net realized loss from loans was $1.1 million and $2.0 million for the years ended December 31, 2022 and 2021, respectively. Realized loan losses declined in 2022 due to fewer write-offs of non accrual loans and an increase in loan recoveries compared to 2021.
Net realized gain (loss) from derivative instruments were a gain of less than $0.1 million and a loss of less than $0.1 million for the years ended December 31, 2022 and 2021, respectively. The gain in 2022 was a result of the termination of the derivative in June 2022. While the losses in 2021 were caused by the low interest rate environment, which led to the Fund making interest payments on the interest rate derivatives.
Net change in unrealized gain (loss) from loans was $1.2 million and $0.5 million for the years ended December 31, 2022 and 2021, respectively. The net change in unrealized gain consisted of fair value adjustments to loans and the reversal of fair value adjustments previously taken against loans written off.
Net change in unrealized gain from derivative instruments was less than $0.1 million and $0.1 million for the years ended December 31, 2022 and 2021, respectively. The net change in unrealized gain from derivative instruments consisted of fair market value adjustments to the derivative interest rate collar.
Net increase in net assets resulting from operations for the years ended December 31, 2022 and 2021 was $9.6 million and $26.3 million, respectively. On a per share basis, the net increase in net assets resulting from operations was $96.32 and $263.33 for the years ended December 31, 2022 and 2021, respectively.
Liquidity and Capital Resources -- December 31, 2022 and 2021
For the most recent discussion on the liquidity and capital resources for the year ended December 31, 2020, refer to the management discussion and analysis on the annual report, Form 10-K, filed on March 14, 2022.

The Fund is owned entirely by the Company. The Company is expected, but not required, to make further contributions to the capital of the Fund to the extent of the Company’s members’ capital commitment to the Company and excess cash balances of the Company. Total capital contributed to the Fund was $356.1 million as of December 31, 2022 and 2021. As of both December 31, 2022 and 2021, the Company had subscriptions for capital in the amount of $423.6 million, of which $415.2 million has been called and received. The remaining $8.5 million has expired and can no longer be called. The Company made $42.4 million in recallable distributions to its investors, as permitted under its operating agreement between the Company’s managing member and members of the Company.

The change in cash held by the Fund for the years ended December 31, 2022 and 2021 were as follows:

	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021
Net cash provided by operating activities	$78,845,343	$182,013,741
Net cash used in financing activities	(78,435,607)	(187,949,381)
Net decrease in cash and cash equivalents	$409,736	$(5,935,640)

As of December 31, 2022 and 2021, 8.06% and 4.31%, respectively, of the Fund’s net assets consisted of cash and cash equivalents.

On April 5, 2016, the Fund established a secured, syndicated revolving loan facility in an initial amount up to $150.0 million (the “Loan Agreement”) led by Wells Fargo, N.A. and MUFG Union Bank, N.A. On September 11, 2017, the Loan Agreement was amended (the “Amended Loan Agreement”) and the borrowing availability thereunder increased the size of the facility to $280.0 million. From 2017, the Fund continued to permanently reduce its commitment to reflect the needs of the Fund. On August 26, 2020 the Loan Agreement was further amended and the facility size further decreased to $180.0 million. The term of the facility was extended under the latest amendment and was expected to terminate on August 26, 2023. Effective September 8, 2022, the Fund paid off the loan and terminated the debt facility.

For the years ended December 31, 2022 and 2021, the Fund invested its assets in venture loans. Amounts disbursed under the Fund’s loan commitments were $0 and $1.5 million for the years ended December 31, 2022 and 2021, respectively. Net loan amounts outstanding after amortization and valuation adjustments decreased by $72.3 million for the year ended December 31, 2022.

As of	Cumulative Amount Disbursed	Principal Reductions and Fair Market Adjustments	Balance Outstanding – Fair Value
December 31, 2022	$937.9 million	$901.7 million	$36.2 million
December 31, 2021	$937.9 million	$829.4 million	$108.5 million
As of December 31, 2022 and 2021, all of the Fund's unfunded commitments had expired.
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

As of December 31, 2022, the Fund had a cash balance of $3.2 million and approximately $25.9 million in scheduled loan receivable payments over the next year. Additionally, the Fund has access to $42.4 million in recallable distributions made by the Company to its investors. These amounts are sufficient to meet the current operational expenses of the Fund over the next year.

The Fund was permitted to borrow in any amount so long as its asset coverage ratio, as defined in the 1940 Act, was at least 200% after giving effect to such borrowings. Effective September 8, 2022, the Fund no longer has access to additional debt, as the debt facility was paid off and terminated. As of December 31, 2021, the Fund’s asset coverage ratio was 239%.

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
The Fund’s exposure to interest rate sensitivity is regularly monitored and analyzed by measuring the characteristics of assets and liabilities. The Fund utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates. Because the Fund terminated the debt facility on September 8, 2022 and does not plan to borrow in the future, a significant change in market interest rates will no longer have a material impact on the Fund’s interest expense.

Because all of the Fund’s loans impose a fixed interest rate upon funding, changes in short-term interest rates will not directly affect interest income associated with the loan portfolio as of December 31, 2022. However, changes in short-term interest rates could affect interest on the Fund’s short-term investments.

Based on the Fund’s Statements of Assets and Liabilities as of December 31, 2022, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes to cash balances.

Effect of Interest Rate Change By	Other Interest and Other Income (Loss)	Total Income (Loss)
(0.50)%	$(16,127)	$(16,127)
1%	$32,255	$32,255
2%	$64,510	$64,510
3%	$96,765	$96,765
4%	$129,020	$129,020
5%	$161,275	$161,275
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
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Fund’s financial statements, together with the Report of Independent Registered Public Accounting Firm issued by Deloitte and Touche LLP (PCAOB ID No. 34), are included elsewhere in this Annual Report on Form 10-K.

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

Management’s Annual Report on Internal Control over Financial Reporting
Pursuant to Rules 13a-15d and 15d-15(d) of the Exchange Act, the Fund’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision of and with the participation of the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, the Fund conducted an evaluation of the effectiveness of its internal control over financial reporting based on the Committee of Sponsoring Organizations of the Treadway Commission 2013 (“COSO 2013”) updated Internal Control - Integrated Framework. Based on its evaluation under the COSO 2013 Internal Control - Integrated Framework, the Fund’s management concluded that its internal control over financial reporting was effective as of December 31, 2022.
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
Changes in Internal Controls
There have not been any changes in the Fund’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the Fund’s quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.
ITEM 9B.     OTHER INFORMATION

Effective October 13, 2022, the Board of Directors of the Fund accepted the resignation of Salvador Gutierrez to comply with the requirements of Rule 15(f) under the 1940 Act, following the closing of the acquisition by P10 Intermediate Holdings, LLC of all of the issued and outstanding equity interests in the Manager. Mr. Gutierrez’s decision to resign from the Board of Directors of the Fund was not a result of any dispute or disagreement with the Fund on any matter relating to its operations, policies or practices.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.

PART III.
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The list of executive officers and biographical information appears in Part I, Item 1 of this Form 10-K.
The information required by this item concerning the directors of the Fund, the structure of its Board of Directors and Section 16(a) compliance will be contained in the Fund’s Proxy Statement filed in connection with the Annual Meeting of Shareholders to be held on May 17, 2023 (“Proxy Statement”) under the captions “Proposal 1 -- To Elect Four Directors of the Fund” and “Delinquent Section 16(a) Reports” and is incorporated herein by reference.
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

PART IV.
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
1.     Index to Financial Statements and Financial Statement Schedules
Report of Independent Registered Public Accounting Firm
Statements of Assets and Liabilities as of December 31, 2022 and 2021
Statements of Operations for the years ended December 31, 2022, 2021 and 2020
Statements of Changes in Net Assets for the years ended December 31, 2022, 2021 and 2020
Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020
Schedules of Investments as of December 31, 2022 and 2021
Schedule of Derivative Instruments as of December 31, 2021
Notes to Financial Statements
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

4.2
Description of the Registrant’s securities registered pursuant to Section 12(G) of the Securities and Exchange Act of 1934 incorporated by reference to Exhibit 4.2 to the Fund’s Form 10-K filed with the Securities and Exchange Commission on March 14, 2022.

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
VENTURE LENDING & LEASING VIII, INC.
(Registrant)

By:	/S/David R. Wanek		By:	/S/Jared S. Thear
	David R.Wanek			Jared S. Thear
	President and Chief Executive Officer			Chief Financial Officer
	(Principal Executive Officer)			(Principal Financial Officer)
	Date:	March 15, 2023		Date:	March 15, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	NAME	TITLE	DATE

By:	/S/ Maurice C. Werdegar	Chairman & Director	March 15, 2023
Maurice C. Werdegar

By:	/S/ Monica Lai	Director	March 15, 2023
Monica Lai

By:	/S/ Spiro Constantine Lazarakis	Director	March 15, 2023
Spiro Constantine Lazarakis

By:	/S/ Arthur C. Spinner	Director	March 15, 2023
Arthur C. Spinner

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholder and the Board of Directors of Venture Lending & Leasing VIII, Inc.

Opinion on the Financial Statements and Financial Highlights

We have audited the accompanying statements of assets and liabilities of Venture Lending & Leasing VIII, Inc. (the “Fund”), including the schedules of investments, as of December 31, 2022 and 2021, the related statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2022, the financial highlights for each of the five years in the period then ended, and the related notes. In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Fund as of December 31, 2022 and 2021, and the results of its operations, changes in net assets, and cash flows for each of the three years in the period then ended, and the financial highlights for each of the five years in the period then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements and financial highlights are the responsibility of the Fund’s management. Our responsibility is to express an opinion on the Fund’s financial statements and financial highlights based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Fund in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of loans owned as of December 31, 2022, by correspondence with the borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

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

Fair Value — Level 3 Investments — Refer to Note 2 and Note 3 to the financial statements

Critical Audit Matter Description

As of December 31, 2022, the Fund has nonmarketable investments in loans of $36.2 million. There is no readily available market price or secondary market for the loans made by the Fund to its borrowers; hence the Fund determines fair value based on a hypothetical market and the estimates are subject to a higher degree of judgment and uncertainty. The Fund’s loan investments are considered Level 3 fair value measurements in the fair value hierarchy due to the lack of observability over certain significant inputs used in determining fair value.

Certain nonmarketable investments in loans held by the Fund have exhibited indicators of credit deterioration subsequent to the initial funding date. The valuation of these loans had an elevated risk profile because the estimates of fair value involve a higher degree of management judgment and uncertainty associated with the expectation of timing and amount of future cash flows under various cash flow scenarios. The valuation of these loans required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists who possess significant valuation expertise, to evaluate the appropriateness of the model and methodology.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the completeness of loans exhibiting indicators of potential credit deterioration and the unobservable inputs used by management to estimate the fair value of the loans with credit deterioration included the following, among others:
•We tested loan payments throughout the year and subsequent to year end to identify inconsistent payments or missed payments which could indicate a potential credit risk.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the valuation techniques used by management to estimate fair value.
•We tested and evaluated the appropriateness of the unobservable inputs by comparing them to external sources, including financial information provided by the borrower, and those used by management in the prior year.

/s/ Deloitte & Touche LLP

March 15, 2023
San Francisco, California

We have served as the auditor of one or more Venture Lending & Leasing investment companies since 2001.

VENTURE LENDING & LEASING VIII, INC.
Statements of Assets and Liabilities
As of December 31, 2022 and 2021

	December 31, 2022	December 31, 2021
ASSETS:
Loans, at estimated fair value
(cost of $58,117,583 and $131,576,413)	$36,183,136	$108,465,616
Cash and cash equivalents	3,225,492	2,815,756
Dividend and interest receivables	405,908	1,369,848
Other assets	717,354	1,061,128
Total assets	40,531,890	113,712,348

LIABILITIES:
Borrowings under debt facility	—	47,000,000
Accrued management fees	253,324	710,702
Derivative liability	—	4,733
Accounts payable and other accrued liabilities	284,808	605,576
Total liabilities	538,132	48,321,011

NET ASSETS:	$39,993,758	$65,391,337

Analysis of Net Assets:

Capital paid in on shares of capital stock	$356,075,000	$356,075,000
Cumulative return of capital distributions	(289,612,560)	(263,033,898)
Total distributable losses	(26,468,682)	(27,649,765)
Net assets (equivalent to $399.94 and $653.91 per share based on 100,000 shares of capital stock outstanding - See Note 5 and Note 10)	$39,993,758	$65,391,337
	—	—

See notes to financial statements

VENTURE LENDING & LEASING VIII, INC.
Statements of Operations
For the Years Ended December 31, 2022, 2021 and 2020

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
INVESTMENT INCOME:
Interest on loans	$13,686,996	$37,114,806	$57,258,140
Other interest and other income	84,262	1,965	532,211
Total investment income	13,771,258	37,116,771	57,790,351

EXPENSES:
Management fees	1,575,968	4,485,828	8,166,189
Interest expense	1,490,413	3,044,071	6,005,817
Banking and professional fees	1,019,507	1,538,179	776,328
Other operating expenses	179,392	191,194	228,722
Total expenses	4,265,280	9,259,272	15,177,056
Net investment income	9,505,978	27,857,499	42,613,295

Net realized loss from loans	(1,119,661)	(2,012,521)	(879,241)
Net realized gain (loss) from derivative instruments	64,393	(49,381)	(922,615)
Net change in unrealized gain (loss) from loans	1,176,350	480,443	(16,502,646)
Net change in unrealized gain from derivative instruments	4,733	56,509	285,941
Net realized and change in unrealized gain (loss) from loans and derivative instruments	125,815	(1,524,950)	(18,018,561)
Net increase in net assets resulting from operations	$9,631,793	$26,332,549	$24,594,734

Amounts per common share:
Net increase in net assets resulting from operations per share	$96.32	$263.33	$245.95
Weighted-average shares outstanding	100,000	100,000	100,000

See notes to financial statements

VENTURE LENDING & LEASING VIII, INC.
Statements of Changes in Net Assets
For the Years Ended December 31, 2022, 2021 and 2020

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Return of Capital Distributions	Total Distributable Losses	Net Assets
Balance at December 31, 2019	100,000	$100	$314,574,900	$(96,019,824)	$(11,970,012)	$206,585,164
Net increase in net assets resulting from operations	—	—	—	—	24,594,734	24,594,734
Contributions by shareholder	—	—	37,500,000	—	—	37,500,000
Distributions of income to shareholder	—	—	—	—	(40,811,439)	(40,811,439)
Return of capital to shareholder	—	—	—	(68,134,575)	—	(68,134,575)
Balance at December 31, 2020	100,000	$100	$352,074,900	$(164,154,399)	$(28,186,717)	$159,733,884
Net increase in net assets resulting from operations	—	—	—	—	26,332,549	26,332,549
Contributions by shareholder	—	—	4,000,000	—	—	4,000,000
Distributions of income to shareholder	—	—	—	—	(25,795,596)	(25,795,596)
Return of capital to shareholder	—	—	—	(98,879,500)	—	(98,879,500)
Balance at December 31, 2021	100,000	$100	$356,074,900	$(263,033,899)	$(27,649,764)	$65,391,337
Net increase in net assets resulting from operations	—	—	—	—	9,631,793	9,631,793
Distributions of income to shareholder	—	—	—	—	(8,450,711)	(8,450,711)
Return of capital to shareholder	—	—	—	(26,578,661)	—	(26,578,661)
Balance at December 31, 2022	100,000	$100	$356,074,900	$(289,612,560)	$(26,468,682)	$39,993,758

See notes to financial statements

VENTURE LENDING & LEASING VIII, INC.
Statements of Cash Flows
For the Years Ended December 31, 2022, 2021 and 2020

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets resulting from operations	$9,631,793	$26,332,549	$24,594,734
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Net realized loss from loans	1,119,661	2,012,521	879,241
Net realized (gain) loss from derivative instruments	(64,393)	49,381	922,615
Net change in unrealized (gain) loss from loans	(1,176,350)	(480,443)	16,502,646
Net change in unrealized gain from derivative instruments	(4,733)	(56,509)	(285,941)
Amortization of deferred costs related to debt facility and derivative instruments	912,077	547,246	567,195
Origination of loans	—	(1,500,000)	(96,050,000)
Principal payments on loans, net of accretion	68,809,797	153,463,021	183,460,604
Proceeds from sale of loan	—	1,425,000	—
Acquisition of equity securities	—	(31,012)	(5,012,479)
Change in operating assets and liabilities:
Net decrease in dividend and interest receivables	963,940	1,871,162	1,461,801
Net (increase) decrease in other assets	(568,303)	25,294	(37,386)
Net decrease in accounts payable, other accrued liabilities and accrued management fees	(778,146)	(1,644,469)	(886,507)
Net cash provided by operating activities	78,845,343	182,013,741	126,116,523
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to shareholder	(31,500,000)	(123,400,000)	(101,400,000)
Contributions from shareholder	—	4,000,000	37,500,000
Borrowings under debt facility	—	34,000,000	83,500,000
Repayments of borrowings under debt facility	(47,000,000)	(102,500,000)	(147,000,000)
Payments made for derivative instruments	(7,107)	(49,381)	(922,615)
Payment received from derivative instruments	71,500	—	—
Payments of bank facility fees and costs	—	—	(1,612,141)
Net cash used in financing activities	(78,435,607)	(187,949,381)	(129,934,756)
Net increase (decrease) in cash and cash equivalents	409,736	(5,935,640)	(3,818,233)
CASH AND CASH EQUIVALENTS:
Beginning of year	2,815,756	8,751,396	12,569,629
End of year	$3,225,492	$2,815,756	$8,751,396

SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE YEAR:
Interest - Debt facility	$699,946	$2,657,969	$5,375,812
NON-CASH OPERATING AND FINANCING ACTIVITIES:
Distributions of equity securities and convertible notes to shareholder	$3,529,372	$1,275,096	$7,546,014
Receipt of equity securities and convertible notes as repayment of loans	$3,529,372	$1,244,084	$2,533,535

See notes to financial statements

VENTURE LENDING & LEASING VIII, INC.
Schedule of Investments
As of December 31, 2022

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
Biotechnology
	Driver Bioengineering, Inc.		Senior Secured	11.0%		$ 55,584	$ 54,428	$ 54,428	4/1/2023
	Driver Bioengineering, Inc.		Senior Secured	11.0%		192,798	191,887	191,887	6/1/2023
	Driver Bioengineering, Inc. Subtotal					248,382	246,315	246,315
	Orpheus Therapeutics, Inc.		Senior Secured	18.0%		178,510	174,288	-	*
	Quartzy, Inc.		Senior Secured	12.0%		618,402	612,373	612,373	5/1/2024
	Quartzy, Inc.		Senior Secured	12.0%		684,617	677,177	677,177	7/1/2024
	Quartzy, Inc.		Senior Secured	12.0%		202,740	196,508	196,508	8/1/2023
	Quartzy, Inc. Subtotal					1,505,759	1,486,058	1,486,058
Biotechnology Total		4.3%				$ 1,932,651	$ 1,906,661	$ 1,732,373

Computers & Storage
	Canary Connect, Inc.		Senior Secured	12.8%		$283,713	$282,621	$282,621	3/1/2023
Computers & Storage Total		0.7%				$283,713	$282,621	$282,621

Internet
	Ainsly, Inc. ** ^		Senior Secured	12.5%		$82,401	$79,368	$79,368	9/1/2023
	Daily Muse, Inc.		Senior Secured	11.0%		2,908,293	2,902,568	2,902,568	12/1/2024
	Lenddo International ** ^		Senior Secured	18.0%		545,048	544,703	-	*
	Merchbar, Inc.		Senior Secured	11.8%		56,203	55,817	55,817	3/1/2023
	OneLocal, Inc. ** ^		Senior Secured	12.3%		465,894	458,470	458,470	3/1/2023
	RenoFi, Inc.		Senior Secured	12.0%		55,563	55,291	55,291	6/1/2023
	RenoFi, Inc.		Senior Secured	12.0%		55,533	54,685	54,685	6/1/2023
	RenoFi, Inc. Subtotal					111,096	109,976	109,976
	Residently USA, LLC ** ^		Senior Secured	12.0%		431,102	400,184	320,718	9/1/2024
	Serface Care, Inc.		Senior Secured	12.3%		597,411	349,785	14,176	*
	Stay Alfred, Inc.		Senior Secured	18.0%		8,664,902	6,579,267	389,238	*
	Verishop, Inc.		Senior Secured	12.6%		1,931,034	1,910,712	1,910,712	12/1/2024
Internet Total		15.6%				$15,793,384	$13,390,850	$6,241,043

Medical Devices
	Ablacon, Inc.		Senior Secured	11.0%		$279,146	$278,538	$278,538	3/1/2023
	Ablacon, Inc.		Senior Secured	11.0%		279,043	277,395	277,395	3/1/2023
	Ablacon, Inc. Subtotal					558,189	555,933	555,933
	CytoVale, Inc.		Senior Secured	12.0%		368,168	364,332	364,332	11/1/2023
	Medrobotics Corporation, Inc.		Senior Secured	18.0%		10,000,000	8,895,103	-	*
	Renovia, Inc.		Senior Secured	18.0%		4,416,737	4,183,124	2,950,420	*
Medical Devices Total		9.7%				$15,343,094	$13,998,492	$3,870,685

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
Other Healthcare
	GoForward, Inc.		Senior Secured	11.5%		$1,959,766	$1,938,067	$1,938,067	6/1/2024
	GoForward, Inc.		Senior Secured	11.5%		2,042,690	1,999,322	1,999,322	9/1/2023
	GoForward, Inc. Subtotal					4,002,456	3,937,389	3,937,389
	Hello Heart Inc.		Senior Secured	11.0%		148,189	147,825	147,825	4/1/2023
	Hello Heart Inc.		Senior Secured	11.0%		185,184	183,753	183,753	4/1/2023
	Hello Heart Inc.		Senior Secured	11.0%		296,095	294,517	294,517	11/1/2023
	Hello Heart Inc. Subtotal					629,468	626,095	626,095
	HumanAPI, Inc.		Senior Secured	11.8%		352,506	349,409	349,409	7/1/2023
	Myolex, Inc.		Senior Secured	18.0%		762,531	726,537	-	*
	Therapydia, Inc.		Senior Secured	12.0%	1.7%	14,158	14,030	14,030	3/1/2023
	Therapydia, Inc.		Senior Secured	11.5%		9,694	9,682	9,682	1/1/2023
	Therapydia, Inc.		Senior Secured	12.5%	1.7%	25,788	25,788	25,788	6/1/2023
	Therapydia, Inc. Subtotal					49,640	49,500	49,500
Other Healthcare Total		12.4%				$5,796,601	$5,688,930	$4,962,393

Other Technology
	Abiquo Group, Inc. ** ^		Senior Secured	18.0%		$ 53,294	$ 53,294	$ 13,323	*
	Aclima, Inc.		Senior Secured	12.0%		726,279	697,474	697,474	10/1/2023
	Antitoxin Technologies Inc. ** ^		Senior Secured	11.5%		159,602	115,166	101,203	*
	ATeam Army, Inc.		Senior Secured	12.0%		186,965	185,327	185,327	4/1/2023
	Beautiful Beanfields, Inc.		Senior Secured	6.0%		275,000	263,574	263,574	*
	BloomTech Inc.		Senior Secured	11.3%		728,813	728,813	728,813	8/1/2023
	BloomTech Inc.		Senior Secured	11.3%		1,281,243	1,264,684	1,264,684	7/1/2023
	BloomTech Inc. Subtotal					2,010,056	1,993,497	1,993,497
	Brightside Benefit, Inc.		Senior Secured	12.4%		97,039	96,855	96,855	3/1/2023
	BW Industries, Inc.		Senior Secured	11.8%		408,466	406,837	406,837	6/1/2023
	BW Industries, Inc.		Senior Secured	11.8%		342,089	336,699	336,699	5/1/2023
	BW Industries, Inc. Subtotal					750,555	743,536	743,536
	Fitplan, Inc. ** ^		Senior Secured	12.5%		505,434	455,724	455,724	11/1/2023
	Flo Water, Inc.		Senior Secured	11.8%		737,971	724,862	724,862	12/1/2023
	Higher Ground Education, Inc.		Senior Secured	12.5%		207,813	207,283	207,283	4/1/2023
	Higher Ground Education, Inc.		Senior Secured	12.5%		86,147	85,879	85,879	5/1/2023
	Higher Ground Education, Inc.		Senior Secured	12.5%		87,938	87,636	87,636	1/1/2023
	Higher Ground Education, Inc.		Senior Secured	12.5%		135,718	135,102	135,102	8/1/2023
	Higher Ground Education, Inc. Subtotal					517,616	515,900	515,900
	Hint, Inc.		Senior Secured	12.0%		1,216,016	1,187,962	1,187,962	6/1/2023
	Jiko Group, Inc.		Senior Secured	12.0%		777,818	769,951	769,951	6/1/2023
	Merlin Labs, Inc.		Senior Secured	11.0%		9,392	9,381	9,381	1/1/2023
	NewGlobe Education, Inc. ** ^		Senior Secured	12.5%		1,029,903	1,015,859	1,015,859	8/1/2023
	Noteleaf, Inc.		Senior Secured	18.0%		2,277,124	1,861,011	-	*
	Opya, Inc.		Senior Secured	12.0%		193,005	189,520	189,520	11/1/2023
	Percepto, Inc.		Senior Secured	12.2%		80,187	79,373	79,373	4/1/2023
	Plae Co.		Senior Secured	2.7%		667,500	33,375	33,375	*
	Romaine Empire, Inc.		Senior Secured	12.3%		1,744,683	1,720,818	1,720,818	9/1/2023

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	Saltbox, Inc.		Senior Secured	12.3%		95,430	94,606	94,606	6/1/2023
	SMS OPCO LLC		Senior Secured	8.0%		29,942	11,192	11,192	*
	Sustainable Living Partners, LLC		Senior Secured	12.5%		1,262,870	1,222,074	1,222,074	8/1/2023
	UniEnergy Technologies LLC		Senior Secured	18.0%		1,120,954	1,078,852	700,068	*
	Veev Group, Inc.		Senior Secured	12.5%		278,723	272,406	272,406	6/1/2023
	Veev Group, Inc.		Senior Secured	12.5%		836,345	833,200	833,200	6/1/2023
	Veev Group, Inc. Subtotal					1,115,068	1,105,606	1,105,606
	Velo Holdings Limited		Senior Secured	12.0%		2,471,720	1,659,035	1,265,212	*
	Wheels Labs, Inc.		Senior Secured	12.0%		1,000,000	920,675	920,675	*
Other Technology Total		40.3%				$21,111,423	$18,804,499	$16,116,947

Software
	Bloomboard, Inc.		Senior Secured	11.5%		$463,298	$—	$449,425	*
	Eskalera, Inc.		Senior Secured	10.5%		111,075	110,615	110,615	3/1/2023
	Estify, Inc.		Senior Secured	18.0%		842,819	559,344	-	*
	ICX Media, Inc.		Senior Secured	18.0%		712,318	554,085	538,868	*
	Medable, Inc.		Senior Secured	12.0%		151,008	150,084	150,084	2/1/2023
	Medable, Inc.		Senior Secured	12.0%		75,514	75,399	75,399	2/1/2023
	Medable, Inc. Subtotal					226,522	225,483	225,483
	Metarail, Inc.		Senior Secured	18.0%		709,588	700,656	47,254	*
	Parkoursc, Inc.		Senior Secured	12.0%		499,608	495,497	495,497	9/1/2024
	Parkoursc, Inc.		Senior Secured	12.0%		405,476	398,511	398,511	8/1/2023
	Parkoursc, Inc. Subtotal					905,084	894,008	894,008
	Safe Securities Inc.		Senior Secured	12.0%		37,760	37,500	37,500	2/1/2023
	Truthset, Inc.		Senior Secured	10.5%		336,132	321,852	273,159	1/1/2024
Software Total		6.5%				$4,344,596	$3,403,543	$2,576,312

Technology Services
	Blazent, Inc.		Senior Secured	12.0%		$1,135,737	$307,926	$125,176	*
	Klar Holdings Limited ** ^		Senior Secured	14.2%	4.0%	73,594	72,510	72,510	7/1/2023
	Loansnap Holdings Inc. **		Senior Secured	11.0%		313,240	261,551	203,076	6/1/2023
Technology Services Total		1.0%				$1,522,571	$641,987	$400,762
Grand Total Loans		90.5%				$66,128,033	$58,117,583	$36,183,136

Company	Percent of Net Assets	Cost	Fair Value
Cash Equivalents
First American Government Obligations	7.8%	$3,135,402	$3,135,402
Total Cash Equivalents	7.8%	$3,135,402	$3,135,402
* As of December 31, 2022, loans with a cost basis of $29.6 million and a fair value of $7.8 million were classified as non-accrual. These loans have been accelerated from their original maturity and are due in their entirety. During the period for which these loans have been on non-accrual status, no interest income has been recognized.
** Indicates assets that the Fund deems “non-qualifying assets.” As of December 31, 2022, 6.9% of the Fund’s total assets represented non-qualifying assets. Under Section 55(a) of the 1940 Act, the Fund is prohibited from acquiring any additional non-qualifying assets unless, at the time of acquisition, certain specified qualifying assets (e.g., securities issued by an “eligible portfolio company,” as defined in Section 2(a)(46)) represent at least 70% of its total assets. As part of this calculation, the numerator consists of the value of the Fund’s investments in all eligible portfolio companies and the denominator consists of total assets less those assets described in Section 55(a)(7) of the 1940 Act.

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

    As of December 31, 2022, all loans were made to non-affiliates.

VENTURE LENDING & LEASING VIII, INC.

Schedule of Investments
As of December 31, 2021

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
Biotechnology
	Driver Bioengineering, Inc.		Senior Secured	11.0%		$548,126	$541,260	$541,260	6/1/2023
	Driver Bioengineering, Inc.		Senior Secured	11.0%		210,665	196,510	196,510	4/1/2023
	Driver Bioengineering, Inc. Subtotal					758,791	737,770	737,770
	Orpheus Therapeutics, Inc.		Senior Secured	18.0%		178,510	174,288	-	*
	Quartzy, Inc.		Senior Secured	12.0%		996,046	980,260	980,260	5/1/2024
	Quartzy, Inc.		Senior Secured	12.0%		1,054,875	1,036,987	1,036,987	7/1/2024
	Quartzy, Inc.		Senior Secured	12.0%		478,138	445,430	445,430	8/1/2023
	Quartzy, Inc. Subtotal					2,529,059	2,462,677	2,462,677
Biotechnology Total		4.9%				$3,466,360	$3,374,735	$3,200,447

Computers & Storage
	Canary Connect, Inc.		Senior Secured	12.8%		$1,332,737	$1,312,821	$1,312,821	3/1/2023
Computers & Storage Total		2.0%				$1,332,737	$1,312,821	$1,312,821

Internet
	Ainsly, Inc. ** ^		Senior Secured	12.5%		$73,617	$73,617	$73,617	8/1/2022
	Ainsly, Inc. ** ^		Senior Secured	12.5%		220,835	215,380	215,380	8/1/2022
	Ainsly, Inc. ** ^		Senior Secured	12.5%		180,970	167,037	167,037	9/1/2023
	Ainsly, Inc. ** ^ Subtotal					475,422	456,034	456,034
	Daily Muse, Inc.		Senior Secured	11.0%		3,539,095	3,525,008	3,525,008	7/1/2023
	Lenddo International ** ^		Senior Secured	18.0%		545,048	544,703	9,975	*
	Merchbar, Inc.		Senior Secured	11.8%		265,285	258,235	258,235	3/1/2023
	MyPizza Technologies, Inc.		Senior Secured	11.5%		2,179,705	2,160,762	2,160,762	2/1/2024
	MyPizza Technologies, Inc.		Senior Secured	11.5%		4,061,477	3,981,527	3,981,527	12/1/2023
	MyPizza Technologies, Inc. Subtotal					6,241,182	6,142,289	6,142,289
	OneLocal, Inc. ** ^		Senior Secured	12.3%		844,634	794,936	794,936	3/1/2023
	RenoFi, Inc.		Senior Secured	12.0%		157,216	155,178	155,178	6/1/2023
	RenoFi, Inc.		Senior Secured	12.0%		157,130	150,858	150,858	6/1/2023
	RenoFi, Inc. Subtotal					314,346	306,036	306,036
	Residently USA, LLC ** ^		Senior Secured	12.0%		305,431	305,431	305,431	12/1/2023
	Residently USA, LLC ** ^		Senior Secured	12.0%		498,522	470,265	470,265	2/1/2023
	Residently USA, LLC ** ^ Subtotal					803,953	775,696	775,696
	Serface Care, Inc.		Senior Secured	12.3%		597,411	433,243	36,200	*
	Shadow, PBC		Senior Secured	18.0%		331,399	310,681	-	*
	Stay Alfred, Inc.		Senior Secured	18.0%		10,181,111	8,095,475	814,127	*
	Verishop, Inc.		Senior Secured	12.0%		1,744,243	1,727,396	1,727,396	12/1/2023
	Verishop, Inc.		Senior Secured	12.0%		1,743,583	1,692,394	1,692,394	12/1/2023
	Verishop, Inc. Subtotal					3,487,826	3,419,790	3,419,790
Internet Total		25.3%				$27,626,712	$25,062,126	$16,538,326

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
Medical Devices
	Ablacon, Inc.		Senior Secured	11.0%		$1,322,356	$1,311,100	$1,311,100	3/1/2023
	Ablacon, Inc.		Senior Secured	11.0%		1,321,869	1,291,586	1,291,586	3/1/2023
	Ablacon, Inc. Subtotal					2,644,225	2,602,686	2,602,686
	Anutra Medical, Inc.		Senior Secured	12.0%		90,784	89,283	89,283	10/1/2022
	CytoVale, Inc.		Senior Secured	12.0%		118,901	118,390	118,390	7/1/2022
	CytoVale, Inc.		Senior Secured	12.0%		361,456	357,071	357,071	11/1/2023
	CytoVale, Inc.		Senior Secured	12.0%		128,023	127,543	127,543	6/1/2022
	CytoVale, Inc.		Senior Secured	12.0%		347,288	335,948	335,948	10/1/2023
	CytoVale, Inc.		Senior Secured	12.0%		64,961	64,412	64,412	3/1/2022
	CytoVale, Inc. Subtotal					1,020,629	1,003,364	1,003,364
	eXo Imaging, Inc.		Senior Secured	11.8%		1,445,467	1,425,130	1,425,130	9/1/2023
	eXo Imaging, Inc.		Senior Secured	11.8%		1,444,176	1,379,677	1,379,677	9/1/2023
	eXo Imaging, Inc. Subtotal					2,889,643	2,804,807	2,804,807
	Medrobotics Corporation, Inc.		Senior Secured	18.0%		10,000,000	8,855,103	964,900	*
	RadiAction Ltd. ** ^		Senior Secured	11.5%		148,873	148,438	148,438	4/1/2022
	Renovia, Inc.		Senior Secured	10.5%		5,734,480	5,033,751	5,033,751	1/1/2023
Medical Devices Total		19.3%				$22,528,634	$20,537,432	$12,647,229

Other Healthcare
	GoForward, Inc.		Senior Secured	11.5%		$3,091,343	$3,036,842	$3,036,842	6/1/2024
	GoForward, Inc.		Senior Secured	11.5%		4,507,323	4,304,301	4,304,301	9/1/2023
	GoForward, Inc. Subtotal					7,598,666	7,341,143	7,341,143
	Hello Heart Inc.		Senior Secured	11.0%		586,952	580,837	580,837	11/1/2023
	Hello Heart Inc.		Senior Secured	11.0%		561,643	557,061	557,061	4/1/2023
	Hello Heart Inc.		Senior Secured	11.0%		701,855	683,970	683,970	4/1/2023
	Hello Heart Inc. Subtotal					1,850,450	1,821,868	1,821,868
	HumanAPI, Inc.		Senior Secured	11.8%		1,175,103	1,145,778	1,145,778	7/1/2023
	Myolex, Inc.		Senior Secured	18.0%		762,531	726,537	-	*
	Robin Care, Inc.		Senior Secured	18.0%		319,275	308,844	-	*
	SchoolCare, Inc.		Senior Secured	18.0%		395,761	388,046	82,551	*
	Therapydia, Inc.		Senior Secured	12.5%	1.7%	68,858	68,858	68,858	6/1/2023
	Therapydia, Inc.		Senior Secured	11.5%		110,450	109,550	109,550	12/1/2022
	Therapydia, Inc.		Senior Secured	11.5%		119,096	118,054	118,054	1/1/2023
	Therapydia, Inc.		Senior Secured	11.5%		75,014	73,498	73,498	8/1/2022
	Therapydia, Inc.		Senior Secured	12.0%	1.7%	58,588	56,636	56,636	3/1/2023
	Therapydia, Inc. Subtotal					432,006	426,596	426,596
Other Healthcare Total		16.5%				$12,533,792	$12,158,812	$10,817,936

Other Technology
	Abiquo Group, Inc. ** ^		Senior Secured	18.0%		$54,713	$53,294	$53,294	*
	Aclima, Inc.		Senior Secured	11.9%		149,173	143,913	143,913	4/1/2022
	Aclima, Inc.		Senior Secured	12.0%		1,507,598	1,388,554	1,388,554	10/1/2023
	Aclima, Inc. Subtotal					1,656,771	1,532,467	1,532,467
	Antitoxin Technologies Inc. ** ^		Senior Secured	11.5%		163,653	160,030	132,662	9/1/2022

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	ATeam Army, Inc.		Senior Secured	12.0%		705,214	684,917	684,917	4/1/2023
	Beanfields, PBC		Senior Secured	18.0%		1,126,232	1,136,604	1,005,226	*
	BloomTech Inc.		Senior Secured	11.3%		3,292,027	3,188,984	3,188,984	7/1/2023
	BloomTech Inc.		Senior Secured	11.3%		1,724,925	1,724,925	1,724,925	8/1/2023
	BloomTech Inc. Subtotal					5,016,952	4,913,909	4,913,909
	Brightside Benefit, Inc.		Senior Secured	12.4%		456,660	453,272	453,272	3/1/2023
	Brightside Benefit, Inc.		Senior Secured	12.1%		211,297	207,383	207,383	9/1/2022
	Brightside Benefit, Inc. Subtotal					667,957	660,655	660,655
	BW Industries, Inc.		Senior Secured	11.8%		1,098,200	1,048,349	1,048,349	5/1/2023
	BW Industries, Inc.		Senior Secured	11.8%		1,157,127	1,144,903	1,144,903	6/1/2023
	BW Industries, Inc. Subtotal					2,255,327	2,193,252	2,193,252
	Eguana Technologies, Inc. ** ^		Senior Secured	12.5%		56,943	56,418	56,418	2/1/2022
	Fitplan, Inc. ** ^		Senior Secured	12.5%		994,922	815,498	815,498	11/1/2023
	Flo Water, Inc.		Senior Secured	11.8%		1,394,506	1,348,314	1,348,314	12/1/2023
	Heartwork, Inc.		Senior Secured	18.0%		379,462	371,981	20,443	*
	Higher Ground Education, Inc.		Senior Secured	12.5%		1,075,086	1,050,104	1,050,104	1/1/2023
	Higher Ground Education, Inc.		Senior Secured	12.5%		781,981	775,361	775,361	4/1/2023
	Higher Ground Education, Inc.		Senior Secured	12.5%		275,567	273,064	273,064	5/1/2023
	Higher Ground Education, Inc.		Senior Secured	12.5%		319,321	316,022	316,022	8/1/2023
	Higher Ground Education, Inc. Subtotal					2,451,955	2,414,551	2,414,551
	Hint, Inc.		Senior Secured	12.0%		3,440,711	3,234,998	3,234,998	6/1/2023
	Jiko Group, Inc.		Senior Secured	12.0%		2,200,833	2,142,294	2,142,294	6/1/2023
	Make School, Inc.		Senior Secured	18.0%		79,946	45,837	19,536	*
	Merlin Labs, Inc.		Senior Secured	11.0%		110,140	109,024	109,024	6/1/2022
	Merlin Labs, Inc.		Senior Secured	11.0%		115,653	114,777	114,777	1/1/2023
	Merlin Labs, Inc. Subtotal					225,793	223,801	223,801
	NewGlobe Schools, Inc. ** ^		Senior Secured	12.5%		1,177,191	1,163,157	1,163,157	8/1/2022
	NewGlobe Schools, Inc. ** ^		Senior Secured	12.5%		2,423,182	2,360,035	2,360,035	8/1/2023
	NewGlobe Schools, Inc. ** ^ Subtotal					3,600,373	3,523,192	3,523,192
	Noteleaf, Inc.		Senior Secured	18.0%		2,277,124	1,861,011	309,063	*
	Opya, Inc.		Senior Secured	12.0%		380,808	367,495	367,495	11/1/2023
	Percepto, Inc.		Senior Secured	12.2%		879,619	856,749	856,749	4/1/2023
	Plae Co.		Senior Secured	2.7%		667,500	33,375	33,375	*
	Plant Prefab, Inc.		Senior Secured	11.0%		306,696	300,902	300,902	8/1/2022
	Platform Science, Inc.		Senior Secured	12.0%		94,426	93,729	93,729	2/1/2022
	Plethora, Inc.		Senior Secured	18.0%		1,751,267	1,700,363	390,219	*
	Romaine Empire, Inc.		Senior Secured	12.3%		3,896,929	3,781,983	3,781,983	9/1/2023
	Saltbox, Inc.		Senior Secured	12.3%		269,697	263,567	263,567	6/1/2023
	SMS OPCO LLC		Senior Secured	8.0%		33,875	15,125	15,125	*
	Sustainable Living Partners, LLC		Senior Secured	12.5%		2,971,313	2,758,178	2,758,178	8/1/2023
	UniEnergy Technologies LLC		Senior Secured	18.0%		1,120,954	1,078,852	799,443	*
	Veev Group, Inc.		Senior Secured	12.5%		2,360,822	2,337,325	2,337,325	6/1/2023
	Veev Group, Inc.		Senior Secured	12.5%		786,775	740,586	740,586	6/1/2023
	Veev Group, Inc. Subtotal					3,147,597	3,077,911	3,077,911
	Velo Holdings Limited		Senior Secured	12.0%		2,471,720	1,955,642	1,539,333	*

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	Welcome Tech, Inc.		Senior Secured	10.5%		153,082	150,226	150,226	5/1/2022
	Wheels Labs, Inc.		Senior Secured	12.0%		2,221,660	2,134,921	2,134,921	6/1/2023
	Wine Plum, Inc.		Senior Secured	12.5%		329,558	324,821	324,821	9/1/2022
Other Technology Total		64.5%				$49,446,088	$46,266,862	$42,172,467

Security
	Karamba Security Ltd. ** ^		Senior Secured	12.0%		$332,971	$326,395	$326,395	6/1/2022
	Nok Nok Labs, Inc.		Senior Secured	12.5%		191,326	190,411	190,411	6/1/2022
Security Total		0.8%				$524,297	$516,806	$516,806

Software
	Blockdaemon, Inc.		Senior Secured	11.3%		$55,201	$54,707	$54,707	6/1/2022
	Bloomboard, Inc.		Senior Secured	11.5%		2,148,082	542,980	1,002,400	*
	Censia Inc.		Senior Secured	11.0%		360,514	353,690	353,690	10/1/2022
	Cloudleaf, Inc.		Senior Secured	12.0%		741,575	732,365	732,365	9/1/2024
	Cloudleaf, Inc.		Senior Secured	12.0%		956,267	919,269	919,269	8/1/2023
	Cloudleaf, Inc. Subtotal					1,697,842	1,651,634	1,651,634
	Dynamics, Inc.		Senior Secured	12.5%		293,593	291,440	291,440	2/1/2022
	Eskalera, Inc.		Senior Secured	10.5%		527,451	518,933	518,933	3/1/2023
	Estify, Inc.		Senior Secured	18.0%		842,819	640,403	24,317	*
	ICX Media, Inc.		Senior Secured	18.0%		762,829	651,140	449,542	*
	Ipolipo, Inc.		Senior Secured	12.0%		568,765	544,693	544,693	9/1/2022
	Medable, Inc.		Senior Secured	12.0%		498,356	494,657	494,657	2/1/2023
	Medable, Inc.		Senior Secured	12.0%		996,585	967,179	967,179	2/1/2023
	Medable, Inc. Subtotal					1,494,941	1,461,836	1,461,836
	Metarail, Inc.		Senior Secured	18.0%		709,588	700,656	196,719	*
	Metawave Corporation		Senior Secured	12.0%		237,768	235,670	235,670	7/1/2022
	Migo Money, Inc. ** ^		Senior Secured	12.5%		56,631	56,631	56,631	3/1/2022
	Safe Securities Inc.		Senior Secured	12.0%		249,200	240,930	240,930	2/1/2023
	Splitwise, Inc.		Senior Secured	12.3%		216,004	212,084	212,084	12/1/2022
	Swivel, Inc.		Senior Secured	12.0%		67,603	66,233	66,233	8/1/2022
	Swivel, Inc.		Senior Secured	12.0%		83,680	83,680	83,680	10/1/2022
	Swivel, Inc. Subtotal					151,283	149,913	149,913
	Truthset, Inc.		Senior Secured	10.5%		222,283	222,283	222,283	5/1/2023
	Truthset, Inc.		Senior Secured	10.5%		185,411	179,361	179,361	2/1/2023
	Truthset, Inc. Subtotal					407,694	401,644	401,644
	Workspot, Inc.		Senior Secured	12.0%		272,328	270,000	270,000	10/1/2022
	Workspot, Inc.		Senior Secured	12.0%		220,008	215,206	215,206	8/1/2022
	Workspot, Inc. Subtotal					492,336	485,206	485,206
Software Total		12.8%				$11,272,541	$9,194,190	$8,331,989

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
Technology Services
	Blazent, Inc.		Senior Secured	12.0%		$1,135,737	$421,827	$237,106	*
	Klar Holdings Limited ** ^		Senior Secured	12.5%		91,083	84,354	84,354	10/1/2022
	Klar Holdings Limited ** ^		Senior Secured	14.2%	4.0%	171,136	165,351	165,351	7/1/2023
	Klar Holdings Limited ** ^ Subtotal					262,219	249,705	249,705
	Liftit, Inc. ** ^		Senior Secured	12.0%		181,508	180,377	180,377	10/1/2022
	Liftit, Inc. ** ^		Senior Secured	12.0%		146,623	143,541	143,541	8/1/2022
	Liftit, Inc. ** ^ Subtotal					328,131	323,918	323,918
	Loansnap Holdings Inc. **		Senior Secured	11.0%		1,179,442	1,145,802	1,145,802	12/1/2022
	Zeel Networks, Inc.		Senior Secured	11.0%		2,475,549	2,408,076	2,367,763	6/1/2024
Technology Services Total		6.6%				$5,381,078	$4,549,328	$4,324,294

Wireless
	AirVine Scientific, Inc.		Senior Secured	12.0%		$41,050	$40,220	$40,220	9/1/2022
	AirVine Scientific, Inc.		Senior Secured	12.0%		41,078	40,718	40,718	9/1/2022
	AirVine Scientific, Inc. Subtotal					82,128	80,938	80,938
	Parallel Wireless, Inc.		Senior Secured	11.8%		2,245,500	2,223,695	2,223,695	8/1/2023
	Parallel Wireless, Inc.		Senior Secured	11.8%		2,346,787	2,322,840	2,322,840	9/1/2023
	Parallel Wireless, Inc.		Senior Secured	11.8%		4,080,176	3,975,828	3,975,828	6/1/2023
	Parallel Wireless, Inc. Subtotal					8,672,463	8,522,363	8,522,363
Wireless Total		13.2%				$8,754,591	$8,603,301	$8,603,301
Grand Total Loans		165.9%				$142,866,830	$131,576,413	$108,465,616

Company	Percent of Net Assets	Cost	Fair Value
Cash Equivalents
First American Government Obligations	4.3%	$2,815,756	$2,815,756
Total Cash Equivalents	4.3%	$2,815,756	$2,815,756
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
See notes to financial statements

VENTURE LENDING & LEASING VIII, INC.
Schedules of Derivative Instruments
As of December 31, 2021

On June 3, 2022, Management elected to terminate the interest rate collar contract. As such, there was no derivative instrument as of December 31, 2022.

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

See notes to financial statements

VENTURE LENDING & LEASING VIII, INC.
Notes to Financial Statements
1. ORGANIZATION AND OPERATIONS OF THE FUND

Venture Lending & Leasing VIII, Inc. (the “Fund”) was incorporated in Maryland on May 6, 2015, as a non-diversified, closed-end management investment company electing status as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”) and is managed by Westech Investment Advisors LLC (the “Manager” or “Management”). All of the issued and outstanding membership interests of the Manager were acquired by P10 Intermediate Holdings LLC, a Delaware limited liability company whose ultimate parent is P10, Inc., a Delaware corporation (together, “P10”) on October 13, 2022 (the “Transaction”). The management of day-to-day operations of the Manager remains substantially unchanged and continues to be directed by the Manager’s personnel following the closing of the Transaction.

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
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand and money market mutual funds with maturities of or the ability to redeem or liquidate holdings within 90 days or less. Cash and cash equivalents are held in three bank accounts with two financial institutions, Mitsubishi UFJ Financial Group, Inc. and U.S. Bank National Association, and as a result are subject to custodial concentration risk for cash and cash equivalents. Cash in excess of the Federal Deposit Insurance Corporation (“FDIC”) limit of $250,000 is unsecured. Money market mutual funds held as cash equivalents are valued at their most recently traded net asset value. Within cash and cash equivalents, as of December 31, 2022, the Fund held 3,135,402 units in the First American Government Obligations Fund valued at $1 per unit at a yield of 4.06% and $90,090 in cash, which combined represented 8.06% of the net assets of the Fund. Within cash and cash equivalents, as of December 31, 2021, the Fund held 2,815,756 units in the First American Government Obligations Fund valued at $1 per unit at a yield of 0.02%, which represented 4.31% of the net assets of the Fund.

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

Investment Valuation
The Fund accounts for loans for which market quotations are not readily available at fair value as determined in good faith by the Manager, who has been appointed as the Fund’s valuation designee, pursuant to Rule 2a-5 under the 1940 Act. Subject to the oversight of the Fund’s Board of Directors, all valuations are determined under the direction of the Manager, in accordance with the valuation methods and Rule 2a-5.

As of December 31, 2022 and 2021, the financial statements included nonmarketable investments of $36.2 million and $108.5 million, respectively, (or 89.3% and 95.4% of the total assets, respectively), with the fair values determined by the Manager in the absence of readily available market values. Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the values that would have been used had a readily available market for the securities existed, and the differences could be material. Below is the information used by the Manager in making these estimates.

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

As of December 31, 2022 and 2021, loans with a cost basis of $29.6 million and $31.0 million and a fair value of $7.8 million and $8.0 million were classified as non-accrual, respectively.
Warrants and Equity Securities

    Warrants and equity securities received in connection with loan transactions are measured at a fair value at the time of acquisition. Warrants are valued based on a Black-Scholes option pricing model which considers, among several factors, the underlying stock value, expected term, volatility, and risk-free interest rate. It is anticipated that such securities will be distributed by the Fund to the Company simultaneously with, or shortly following, their acquisition.

    The underlying asset value is estimated based on information available.

    Volatility, or the amount of uncertainty or risk about the size of the changes in the warrant price, is based on an index of publicly traded companies grouped by industry and which are similar in nature to the underlying portfolio companies issuing the warrant (“Industry Index”). The volatility assumption for each Industry Index is based on the average volatility for individual public companies within the portfolio company’s industry for a period of time approximating the expected life of the warrants. A hypothetical increase in the volatility of the warrants used in the Black-Scholes option pricing model would have the effect of increasing the value of the warrants.

    The remaining expected lives of warrants are based on historical experience of the average life of the warrants, as warrants are often exercised in the event of acquisitions, mergers, or initial public offerings, and terminated due to events such as bankruptcies, restructuring activities, or additional financings. These events cause the expected term to be less than the remaining contractual term of the warrants. As of December 31, 2022 and 2021, the Fund assumed the average duration of a warrant was 4.0 years. The effect of a hypothetical increase in the estimated initial term of the warrants used in the Black-Scholes option pricing model would have the effect of increasing the value of the warrants. However, the estimated initial term of the warrants is one factor, of many, used in the valuation of warrants, and by itself does not have a significant impact on the result of operations.

    The risk-free interest rate is derived from the constant maturity tables issued by the U.S. Treasury Department. The effect of a hypothetical increase in the estimated risk-free rate used in the Black-Scholes option pricing model would have the effect of increasing the value of the warrants.

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
Deferred Bank Fees
The deferred bank fees and costs associated with the debt facility were included in other assets in the Statements of Assets and Liabilities and were being amortized over the estimated life of the facility, which was to mature on August 26, 2023. However, the remaining unamortized fees and costs were immediately expensed upon termination of the debt facility on September 8, 2022. The amortization of these costs was recorded as interest expense in the Statements of Operations.
Derivative Instruments
The Fund used derivative instruments to manage its exposure to changes in interest rates on expected borrowings under its debt facility, as the Fund originated fixed rate loans (see Note 8, Derivative Instruments). The interest rate collar had a notional value of $30.0 million as of December 31, 2021, and on June 3, 2022, Management elected to terminate the interest rate collar contract.

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

The Fund was a party to a master netting arrangement with MUFG Union Bank, N.A., however, the Fund elected not to offset assets and liabilities under these arrangements for financial statement presentation purposes. A contract was recorded at gross fair value in either derivative asset or derivative liability in the Statements of Assets and Liabilities, depending on whether the value of the transaction was in favor of the Fund or the counterparty. The changes in fair value were recorded in net change in unrealized gain (loss) from derivative instruments in the Statements of Operations and the quarterly interest received or paid on the derivative instruments, if any, was recorded in net realized gain (loss) from derivative instruments in the Statements of Operations.

Recent Accounting Pronouncements

In June 2022, the FASB issued Accounting Standards Update No. 2022-03, “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”).” The amendments in this Update affect all entities that have investments in equity securities measured at fair value that are subject to a contractual sale restriction. The amendments clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. The guidance is effective for fiscal years beginning after December 15, 2023. The Fund is evaluating the effects of these amendments on its financial statements and disclosures.

3. FAIR VALUE DISCLOSURES
The Fund provides asset-based financing primarily to start-up and emerging growth Venture-Backed Companies pursuant to commitments whereby the Fund agrees to finance assets and provide working or growth capital up to a specified amount for the term of the commitment, upon the terms and subject to the conditions specified by such commitment. Even though these loans are generally secured by the assets of the borrowers, the Fund in most cases is subject to the credit risk of such companies. As of December 31, 2022 and 2021, the Fund’s investments in loans were primarily to companies based within the United States and were diversified among borrowers in the industry segments shown in the Schedules of Investments. All loans are senior to unsecured creditors and other secured creditors, unless as indicated in the Schedules of Investments.
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
The tables below show the weighted-average interest rate of the performing loans and all loans.

Performing Loans	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021
Weighted-Average Interest Rate - Cash	14.53%	16.06%
Weighted-Average Interest Rate- Non-Cash	3.57%	3.84%
Weighted-Average Interest Rate	18.10%	19.90%
All Loans	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021
Weighted-Average Interest Rate - Cash	16.96%	15.99%
Weighted-Average Interest Rate- Non-Cash	3.18%	3.58%
Weighted-Average Interest Rate	20.14%	19.57%
Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants and new loans funded during the year.
The risk profile of a loan changes when events occur that impact the credit analysis of the borrower and loan as discussed in the Fund’s loan accounting policy. Such changes result in the fair value adjustments made to the individual loans, which in accordance with U.S. GAAP, would be based on the price that would be received to sell an asset or paid to settle a liability in an orderly transaction between market participants at the measurement date. Where the risk profile is consistent with the original underwriting, the cost basis of the loan often approximates fair value.

All loans as of December 31, 2021 were pledged as collateral for the debt facility, and the Fund’s borrowings were generally collateralized by all assets of the Fund. Effective September 8, 2022, the Fund paid off the loan and terminated the debt facility. As of December 31, 2022 and 2021, the Fund’s unfunded commitments had all expired.
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
There were no transfers in and out of Level 1, 2 or 3 during the years ended December 31, 2022 and 2021.

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
The following tables provide quantitative information about the Fund’s Level 3 fair value measurements of the Fund’s investments by industry as of December 31, 2022 and 2021. In addition to the techniques and inputs noted in the tables below, the Fund may also use other valuation techniques and methodologies when determining its fair value measurements.

Investment Type - Level 3
Loan Investments	Fair Values at December 31, 2022	Valuation Techniques / Methodologies	Unobservable Inputs	Ranges	Weighted Averages (a)

Biotechnology	$1,732,373	Hypothetical market analysis	Hypothetical market coupon rate	14%	14%
		Asset recovery	Probability weighting of alternative outcomes	100% *

Computers and Storage	282,621	Hypothetical market analysis	Hypothetical market coupon rate	*	15%

Internet	6,241,043	Hypothetical market analysis	Hypothetical market coupon rate	11% - 22%	13%
		Asset recovery	Probability weightings of alternative outcomes	5% - 100% ^

Medical Devices	3,870,685	Hypothetical market analysis	Hypothetical market coupon rate	13% - 14%	14%
		Asset recovery	Probability weighting of alternative outcomes	5% - 100% *

Other Healthcare	4,962,393	Hypothetical market analysis	Hypothetical market coupon rate	13% - 15%	15%
		Asset recovery	Probability weightings of alternative outcomes	100% *

Other Technology	16,116,947	Hypothetical market analysis	Hypothetical market coupon rate	14% - 34%	17%
		Asset recovery	Probability weightings of alternative outcomes	1% - 100% ^

Software	2,576,312	Hypothetical market analysis	Hypothetical market coupon rate	13% - 18%	15%
		Asset recovery	Probability weightings of alternative outcomes	5% - 100% ^

Technology Services	400,762	Hypothetical market analysis	Hypothetical market coupon rate	*	18%
		Asset recovery	Probability weightings of alternative outcomes	3% - 60% ^

Total Loan Investments	$36,183,136
(a) The weighted-average hypothetical market coupon rates were calculated using the relative fair value of the loans.
* There is only one loan within the industry.
^ Probability weightings vary among portfolio companies within each industry based on different potential future outcomes.

Investment Type - Level 3
Loan Investments	Fair Values at December 31, 2021	Valuation Techniques / Methodologies	Unobservable Inputs	Ranges	Weighted-Averages (a)

Biotechnology	$3,200,447	Hypothetical market analysis	Hypothetical market coupon rate	15% - 15%	15%
		Asset recovery	Probability weighting of alternative outcomes	100% *

Computers and Storage	1,312,821	Hypothetical market analysis	Hypothetical market coupon rate	*	15%

Internet	16,538,326	Hypothetical market analysis	Hypothetical market coupon rate	11% - 19%	14%
		Asset recovery	Probability weightings of alternative outcomes	10% - 100% ^

Medical Devices	12,647,229	Hypothetical market analysis	Hypothetical market coupon rate	13% - 33%	23%
		Asset recovery	Probability weightings of alternative outcomes	35% - 65% *

Other Healthcare	10,817,936	Hypothetical market analysis	Hypothetical market coupon rate	13% - 15%	15%
		Asset recovery	Probability weightings of alternative outcomes	20% - 100% ^

Other Technology	42,172,467	Hypothetical market analysis	Hypothetical market coupon rate	13% - 34%	17%
		Asset recovery	Probability weightings of alternative outcomes	5% - 100% ^

Security	516,806	Hypothetical market analysis	Hypothetical market coupon rate	14% - 19%	17%

Software	8,331,989	Hypothetical market analysis	Hypothetical market coupon rate	12% - 23%	16%
		Asset recovery	Probability weightings of alternative outcomes	10% - 100% ^

Technology Services	4,324,294	Hypothetical market analysis	Hypothetical market coupon rate	13% - 22%	14%
		Asset recovery	Probability weightings of alternative outcomes	5% - 50% ^

Wireless	8,603,301	Hypothetical market analysis	Hypothetical market coupon rate	14% - 16%	14%

Total Loan Investments	$108,465,616
(a) The weighted-average hypothetical market coupon rates were calculated using the relative fair value of the loans.
* There is only one loan within the industry.
^ Probability weightings vary among portfolio companies within each industry based on different potential future outcomes.

The following tables present the balances of assets and liabilities as of December 31, 2022 and 2021 measured at fair value on a recurring basis:

As of December 31, 2022
ASSETS:	Level 1	Level 2	Level 3	Total
Loans†	$—	$—	$36,183,136	$36,183,136
Cash equivalents	3,135,402	—	—	3,135,402
Total assets	$3,135,402	$—	$36,183,136	$39,318,538

As of December 31, 2021
ASSETS:	Level 1	Level 2	Level 3	Total
Loans†	$—	$—	$108,465,616	$108,465,616
Cash equivalents	2,815,756	—	—	2,815,756
Total assets	$2,815,756	$—	$108,465,616	$111,281,372

LIABILITIES:	Level 1	Level 2	Level 3	Total
Borrowings under debt facility	$—	$47,000,000	$—	$47,000,000
Derivative liability	—	4,733	—	4,733
Total liabilities	$—	$47,004,733	$—	$47,004,733
† For a detailed listing of borrowers comprising this amount, please refer to the Schedules of Investments.
    The following tables provide a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Year Ended December 31, 2022
	Loans	Warrants	Stock
Beginning balance	$108,465,616	$—	$—
Acquisitions and originations	—	219,098	3,310,274
Principal payments on loans, net of accretion	(72,339,169)	—	—
Distributions to shareholder	—	(219,098)	(3,310,274)
Net change in unrealized gain (loss) from loans	1,176,350	—	—
Net realized loss from loans	(1,119,661)	—	—
Ending balance	$36,183,136	$—	$—
Net change in unrealized loss from loans relating to loans still held at December 31, 2022	$(1,608,345)

	For the Year Ended December 31, 2021
	Loans	Warrants
Beginning balance	$264,629,798	$—
Acquisitions and originations	1,500,000	1,275,096
Principal payments on loans, net of accretion	(154,707,105)	—
Distributions to shareholder	—	(1,275,096)
Proceeds from sale of loan	(1,425,000)	—
Net change in unrealized gain (loss) from loans	480,443	—
Net realized loss from loans	(2,012,521)	—
Ending balance	$108,465,615	$—
Net change in unrealized loss from loans relating to loans still held at December 31, 2021	$(4,069,085)

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
5.  CAPITAL STOCK
As of both December 31, 2022 and 2021, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding. Total committed capital of the Company, as of both December 31, 2022 and 2021, was $423.6 million. Total contributed capital to the Company through December 31, 2022 and 2021 was $415.2 million of which $356.1 million were contributed to the Fund.
The chart below shows the distributions of the Fund for the years ended December 31, 2022, 2021 and 2020.

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Cash distributions	$31,500,000	$123,400,000	$101,400,000
Distributions of equity securities and convertible notes	3,529,372	1,275,096	7,546,014
Total distributions to shareholder	$35,029,372	$124,675,096	$108,946,014
6. DEBT FACILITY
On April 5, 2016, the Fund established a secured, syndicated revolving loan facility in an initial amount up to $150.0 million (the “Loan Agreement”) led by Wells Fargo, N.A. and MUFG Union Bank, N.A. On September 11, 2017, the Loan Agreement was amended (the “Amended Loan Agreement”) and the borrowing availability thereunder increased the size of the facility to $280.0 million. From 2017, the Fund continued to permanently reduce its commitment to reflect the needs of the Fund. On August 26, 2020 the Loan Agreement was further amended and the facility size further decreased to $180.0 million. The term of the facility was extended under the latest amendment and was expected to terminate on August 26, 2023, but could be accelerated in the event of default, such as failure by the Fund to make timely interest or principal payments.

Effective from March 31, 2021, the facility size would automatically and permanently be reduced on the last business day of each quarter by an amount equal to 10% of the facility size as of December 31, 2020, or $15.0 million; provided that from and after January 1, 2021, any optional reductions to the facility would reduce, dollar for dollar, the next scheduled reduction amount.

Effective September 8, 2022, the Fund paid off the loan and terminated the debt facility.

The Fund was permitted to borrow in any amounts so long as its asset coverage ratio, as defined in the 1940 Act, was at least 200% after giving effect to such borrowings. As of December 31, 2021, the Fund’s asset coverage ratio was 239%.

The Fund paid interest on its borrowings and a fee on the unused portion of the facility. Under the Amended Loan Agreement, interest was charged to the Fund based on its borrowings, pursuant to the election of the Fund, at an annual rate of either (i) Reference Rate plus 1.75%, (ii) LIBOR plus 2.75% or (iii) LIBOR Market Index Rate plus 2.75%. When the Fund was using 50% or more of the maximum amount available under the Amended Loan Agreement, the applicable commitment fee was 0.25% of the unused portion of the loan facility; otherwise, the applicable commitment fee was 0.50% of the unused portion. The Fund paid the unused credit line fee quarterly. As of December 31, 2021, $47.0 million was outstanding under the facility.

    Bank fees and other costs of $3.8 million incurred in connection with the acquisition of the facility were capitalized and were amortized to interest expense on a straight-line basis over the expected life of the facility. The remaining unamortized fees and costs of $0.6 million were immediately expensed upon termination of the debt facility on September 8, 2022. As of December 31, 2021, the unamortized fees and costs were $0.9 million.

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

The following is the summary of the outstanding facility draws as of December 31, 2021:

	Amount	Maturity Date	All-In Interest Rate†
LIBOR Market Index Rate Loans	$47,000,000	August 26, 2023	Variable based on 1-month LIBOR Rate
Total Outstanding	$47,000,000
† Inclusive of 2.75% applicable LIBOR margin plus LIBOR rate.
7. MANAGEMENT AND RELATED PARTIES
Management
On October 13, 2022, in connection with the Transaction, the Fund entered into a new investment management agreement (the “Current Agreement”), by and between the Fund and the Manager, that replaced the previous investment management agreement entered into between the Fund and the Manager (the “Previous Agreement”). The closing of the Transaction constituted a change of control of the Manager which caused the Previous Agreement to terminate. Significant terms of the Current Agreement are the same as those of the Previous Agreement, including the same fee rates.

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
Management Fees of $1.6 million, $4.5 million and $8.2 million were recognized as expenses for the years ended December 31, 2022, 2021 and 2020, respectively.
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
Transactions with Venture Lending & Leasing IX, Inc. (“Fund IX”)

The Manager also serves as the investment manager for Fund IX. The Fund’s Board of Directors determined that so long as Fund IX has capital available to invest in loan transactions with final maturities earlier than December 31, 2028 (the date on which Fund IX will be dissolved), the Fund may invest in each portfolio company in which Fund IX invests. Generally, the amount of each investment will be allocated 50% to the Fund and 50% to Fund IX, or such other allocations as may be determined by the respective fund boards, so long as the Fund has capital available to invest. The ability of the Fund to co-invest with Fund IX, and other clients advised by the Manager, is subject to the conditions with which the Funds are currently complying while seeking certain exemptive relief from the SEC from the provisions of Sections 17(d) and 57 of the 1940 Act and Rule 17d-1 thereunder. Effective December 31, 2022, Fund IX was no longer permitted to enter into new commitments to borrowers; however, Fund IX is permitted to fund existing commitments through December 31, 2023. To the extent that clients, other than Fund IX, advised by the Manager (but in which the Manager has no proprietary interest) invest in opportunities available to the Fund, the Manager will allocate such opportunities among the Fund and such other clients in a manner deemed fair and equitable considering all of the circumstances in accordance with the Conditions.
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
The following table shows the Fund’s derivative instruments at fair value on the Statements of Assets and Liabilities as of December 31, 2022 and 2021:

	Derivative Liability
Derivative Instruments	December 31, 2022	December 31, 2021
Interest rate collar	$—	$4,733
For the years ended December 31, 2022, 2021 and 2020, the derivative instruments had the following effect on the Fund’s Statements of Operations:

Derivative Instruments	Location on Statements of Operations	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020
Cancellable interest rate swap and Interest rate swap and floor	Net change in unrealized gain from derivative instruments	$—	$—	$347,183
	Net realized gain (loss) from derivative instruments	$—	$—	$(880,664)
Interest rate collar	Net change in unrealized gain (loss) from derivative instruments	$4,733	$56,509	$(61,242)
	Net realized gain (loss) from derivative instruments	$64,393	$(49,381)	$(41,951)
9. TAX STATUS
The Fund has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986 (the “Code”) and operates in a manner so as to qualify for the tax treatment applicable to RICs. Failing to maintain at least 70% of total assets in “qualifying assets” will result in the loss of BDC status, resulting in losing its favorable tax treatment as a RIC. As of December 31, 2022, the Fund has met the BDC and RIC requirements. The Fund elected to be treated for federal income tax purposes as a RIC under the Code with the filing of its federal corporate income tax return for 2016.

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

    As of December 31, 2022:

Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Loans	$58,117,583	$449,425	$(22,383,872)	$(21,934,447)
Total	$58,117,583	$449,425	$(22,383,872)	$(21,934,447)

As of December 31, 2021:

Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Loans	$131,576,413	$459,420	$(23,570,217)	$(23,110,797)
Total	$131,576,413	$459,420	$(23,570,217)	$(23,110,797)

Liability	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Derivative liability	$—	$—	$(4,733)	$(4,733)
Total	$—	$—	$(4,733)	$(4,733)

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

Book and tax basis differences relating to shareholder dividends and distributions and other permanent book and tax differences are reclassified among the Fund’s capital accounts. As of December 31, 2022 and 2021, there were no book reclassification of dividends and distributions, and other permanent book and tax differences, among the Fund’s capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from U.S. GAAP. For income tax purposes, the distributions paid to the shareholder are reported as ordinary income, return of capital, or a combination thereof. As of December 31, 2022, the tax character of distributions paid was ordinary income in the amount of $8.5 million and return of capital of $26.6 million. As of December 31, 2021, the distributions paid was ordinary income of $25.8 million and return of capital of $98.9 million.

As of December 31, 2022 and 2021, the components of total distributions on a tax basis were as follows:

	December 31, 2022	December 31, 2021
Accumulated capital losses	$(38,529,759)	$(37,474,490)
Other temporary differences	(4,463,352)	(4,480,054)
Distributions in excess of net investment income	(251,153,684)	(225,613,589)
Net unrealized depreciation	(21,934,447)	(23,115,530)
Components of total distributions	$(316,081,242)	$(290,683,663)

As of December 31, 2022, the Fund had no undistributed earnings. The Fund may pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce the shareholder’s tax basis in its shares.

The Fund’s tax returns remain open for examination by the federal government for a period of three years and California tax authorities for a period of four years from when they are filed. As of December 31, 2022, the Fund had no uncertain tax positions and no capital loss carryforwards.

10. FINANCIAL HIGHLIGHTS

U.S. GAAP requires disclosure of financial highlights of the Fund for the years ended December 31, 2022, 2021, 2020, 2019 and 2018.
The total rate of return is defined as the return based on the change in value during the period of a theoretical investment made at the beginning of the period. The total rate of return assumes a constant rate of return for the Fund during the period reported and weights each cash flow by the amount of time held in the Fund. This required methodology differs from an internal rate of return.
For the years ended December 31, 2022, 2021, 2020, 2019 and 2018, the ratios of expenses and net investment income (loss) to average net assets are computed based upon the weighted-average net assets of the Fund for the periods presented. Net investment income (loss) is inclusive of all investment income (losses) net of expenses and excludes realized or unrealized gains and losses.

Beginning and ending net asset values per share are based on the beginning and ending number of shares outstanding. Other per share information was calculated based upon the aggregate weighted-average net assets of the Fund for the periods presented.

The financial highlights presented below are for the years ended December 31, 2022, 2021, 2020, 2019 and 2018:

	For the Year Ended	For the Year Ended	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020	December 31, 2019	December 31, 2018

Total return	16.31%	22.98%	14.37%	14.36%	15.85%

Per share amounts:
Net asset value, beginning of year	$653.91	$1,597.34	$2,065.85	$2,165.44	$1,648.31

Net investment income	95.06	278.57	426.13	450.09	498.31
Net realized and change in unrealized gain (loss) from loans and derivative instruments	1.27	(15.24)	(180.18)	(158.61)	(160.70)
Net increase in net assets resulting from operations	96.33	263.33	245.95	291.48	337.61

Distributions of income to shareholder	(84.51)	(257.96)	(408.11)	(308.71)	(352.11)
Return of capital to shareholder	(265.79)	(988.80)	(681.35)	(252.36)	(313.37)
Contributions from shareholder	—	40.00	375.00	170.00	845.00
Net asset value, end of year	$399.94	$653.91	$1,597.34	$2,065.85	$2,165.44

Net assets, end of year	$39,993,758	$65,391,337	$159,733,884	$206,585,164	$216,543,951

Ratios to average net assets:
Expenses	7.58%	7.83%	8.05%	9.72%	9.57%
Net investment income	16.89%	23.57%	22.60%	21.31%	22.09%
Portfolio turn-over rate	—%	0.81%	—%	0.60%	—%
Average debt outstanding	$16,730,769	$82,615,385	$152,884,615	$179,807,692	$191,269,231

11. SUBSEQUENT EVENTS
On March 10, 2023, SVB Financial Group’s (“SVB”) wholly owned subsidiary, Silicon Valley Bank (the “Bank”) was closed by the California Department of Financial Protection and Innovation, and the FDIC was appointed as receiver. The Fund had exposure to this event indirectly through certain of its Portfolio Companies who hold deposits with SVB in excess of the FDIC insured limits, which could impact their ability to repay the Fund and meet other contractual obligations.

On March 12, 2023, the FDIC in a joint statement with the Federal Reserve and the Department of Treasury announced that all depositors of SVB will be fully protected and were given full access to their funds beginning March 13, 2023.

Other than the foregoing, the Fund evaluated other subsequent events through the date the financial statements were issued and determined that no additional subsequent events had occurred that would require accrual or disclosure in the financial statements.