Form 10-Q
period 2023-06-30
Venture Lending & Leasing VIII, Inc.
filed 2023-08-11
CIK 1642862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x]  No [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [x]   No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [x]	Smaller reporting company [ ]
Emerging growth company [ ]
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]  No [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 11, 2023
Common Stock, $0.001 par value	100,000

VENTURE LENDING & LEASING VIII, INC.
INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Statements of Assets and Liabilities (Unaudited)
As of June 30, 2023 and December 31, 2022

Condensed Statements of Operations (Unaudited)
For the three and six months ended June 30, 2023 and 2022

Condensed Statements of Changes in Net Assets (Unaudited)
For the three and six months ended June 30, 2023 and 2022

Condensed Statements of Cash Flows (Unaudited)
For the six months ended June 30, 2023 and 2022

Condensed Schedules of Investments (Unaudited)
As of June 30, 2023 and December 31, 2022

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

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VENTURE LENDING & LEASING VIII, INC.

CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
AS OF JUNE 30, 2023 AND DECEMBER 31, 2022

	June 30, 2023	December 31, 2022
ASSETS
Loans, at estimated fair value
(cost of $36,402,538 and $58,117,583)	$15,053,467	$36,183,136
Cash and cash equivalents	14,015,807	3,225,492
Dividend and interest receivables	177,694	405,908
Other assets	175,275	717,354
Total assets	29,422,243	40,531,890

LIABILITIES
Accrued management fees	183,889	253,324
Accounts payable and other accrued liabilities	176,113	284,808
Total liabilities	360,002	538,132

NET ASSETS	$29,062,241	$39,993,758

Analysis of Net Assets:

Capital paid in on shares of capital stock	$356,075,000	$356,075,000
Cumulative return of capital distributions	(301,129,452)	(289,612,560)
Total distributable losses	(25,883,307)	(26,468,682)
Net assets (equivalent to $290.62 and $399.94 per share based on 100,000 shares of capital stock outstanding - See Note 5 and Note 10)	$29,062,241	$39,993,758

See notes to condensed financial statements (unaudited).

VENTURE LENDING & LEASING VIII, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

	For the Three Months Ended June 30, 2023	For the Three Months Ended June 30, 2022	For the Six Months Ended June 30, 2023	For the Six Months Ended June 30, 2022

INVESTMENT INCOME:
Interest on loans	$557,753	$4,457,018	$1,861,365	$9,639,231
Other income	149,356	7,230	275,112	7,805
Total investment income	707,109	4,464,248	2,136,477	9,647,036

EXPENSES:
Management fees	183,889	413,993	442,703	1,012,993
Interest expense	—	350,671	—	766,870
Banking and professional fees	37,672	178,548	199,770	749,828
Other operating expenses	40,650	26,697	74,560	49,451
Total expenses	262,211	969,909	717,033	2,579,142
Net investment income	444,898	3,494,339	1,419,444	7,067,894

Net realized gain (loss) from loans	5,480	(1,063,601)	(655,861)	(1,693,541)
Net realized gain from derivative instruments	—	71,500	—	64,393
Net change in unrealized gain from loans	70,068	1,433,959	585,375	3,822,491
Net change in unrealized gain (loss) from derivative instruments	—	(62,583)	—	4,733
Net realized and change in unrealized gain (loss) from loans and derivative instruments	75,548	379,275	(70,486)	2,198,076
Net increase in net assets resulting from operations	$520,446	$3,873,614	$1,348,958	$9,265,970

Amounts per common share:
Net increase in net assets resulting from operations per share	$5.20	$38.74	$13.49	$92.66
Weighted average shares outstanding	100,000	100,000	100,000	100,000

See notes to condensed financial statements (unaudited).

VENTURE LENDING & LEASING VIII, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

	Common Stock
	Shares	Par Value	Additional Paid-in-Capital	Return of Capital Distributions	Total Distributable Losses	Net Assets
Balance at March 31, 2022	100,000	$100	$356,074,900	$(263,033,898)	$(24,380,429)	$68,660,673
Net increase in net assets resulting from operations	—	—	—	—	3,873,614	3,873,614
Distributions of income to shareholder	—	—	—	—	(3,315,725)	(3,315,725)
Return of capital to shareholder	—	—	—	(13,252,186)	—	(13,252,186)
Balance at June 30, 2022	100,000	$100	$356,074,900	$(276,286,084)	$(23,822,540)	$55,966,376

Balance at March 31, 2023	100,000	$100	$356,074,900	$(289,612,560)	$(25,688,055)	$40,774,385
Net increase in net assets resulting from operations	—	—	—	—	520,446	520,446
Distributions of income to shareholder	—	—	—	—	(715,698)	(715,698)
Return of capital to shareholder	—	—	—	(11,516,892)	—	(11,516,892)

Balance at June 30, 2023	100,000	$100	$356,074,900	$(301,129,452)	$(25,883,307)	$29,062,241

Balance at December 31, 2021	100,000	$100	$356,074,900	$(263,033,898)	$(27,649,765)	$65,391,337
Net increase in net assets resulting from operations	—	—	—	—	9,265,970	9,265,970
Distributions of income to shareholder	—	—	—	—	(5,438,745)	(5,438,745)
Return of capital to shareholder	—	—	—	(13,252,186)	—	(13,252,186)
Balance at June 30, 2022	100,000	$100	$356,074,900	$(276,286,084)	$(23,822,540)	$55,966,376

Balance at December 31, 2022	100,000	$100	$356,074,900	$(289,612,560)	$(26,468,682)	$39,993,758
Net increase in net assets resulting from operations	—	—	—	—	1,348,958	1,348,958
Distribution of income to shareholder	—	—	—	—	(763,583)	(763,583)
Return of capital to shareholder	—	—	—	(11,516,892)	—	(11,516,892)
Balance at June 30, 2023	100,000	$100	$356,074,900	$(301,129,452)	$(25,883,307)	$29,062,241

See notes to condensed financial statements (unaudited).

VENTURE LENDING & LEASING VIII, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

	For the Six Months Ended June 30, 2023	For the Six Months Ended June 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets resulting from operations	$1,348,958	$9,265,970
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Net realized loss from loans	655,861	1,693,541
Net realized gain from derivative instruments	—	(64,393)
Net change in unrealized gain from loans	(585,375)	(3,822,491)
Net change in unrealized gain from derivative instruments	—	(4,733)
Amortization of deferred costs related to borrowing facility	—	273,623
Principal payments on loans, net of accretion	20,778,708	47,061,155
Change in operating assets and liabilities:
Net decrease in dividend and interest receivables	228,214	601,358
Net (increase) decrease in other assets	542,079	(279,414)
Net decrease in accounts payable, other accrued liabilities and accrued management fees	(178,130)	(543,706)
Net cash provided by operating activities	22,790,315	54,180,910

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to shareholder	(12,000,000)	(16,500,000)
Repayments of borrowings under debt facility	—	(37,500,000)
Payments made for derivative instruments	—	(7,107)
Payments received from derivative instruments	—	71,500
Net cash used in financing activities	(12,000,000)	(53,935,607)
Net increase in cash and cash equivalents	10,790,315	245,303
CASH AND CASH EQUIVALENTS:
Beginning of period	3,225,492	2,815,756
End of period	$14,015,807	$3,061,059

SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE PERIOD
Interest - Debt facility	$—	$547,438
NON-CASH OPERATING AND FINANCING ACTIVITIES:
Distributions of equity securities to shareholder	$280,475	$2,190,931
Receipt of equity securities as repayment of loans	$280,475	$2,190,931

See notes to condensed financial statements (unaudited).

VENTURE LENDING & LEASING VIII, INC.

CONDENSED SCHEDULE OF INVESTMENTS (UNAUDITED)
AS OF JUNE 30, 2023

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
Biotechnology
	Orpheus Therapeutics, Inc.		Senior Secured	18.0%		$178,510	$174,288	$—	*
Biotechnology Total		—%				$178,510	$174,288	$—

Internet
	Ainsly, Inc. ** ^		Senior Secured	12.5%		$28,325	$27,897	$25,070	9/1/2023
	Daily Muse, Inc.		Senior Secured	11.0%		2,458,041	2,454,414	2,454,414	12/1/2024
	Lenddo International ** ^		Senior Secured	18.0%		545,048	544,703	—	*
	OneLocal, Inc. ** ^		Senior Secured	12.3%		430,964	390,037	390,037	1/1/2025
	Residently USA, LLC ** ^		Senior Secured	12.0%		402,811	384,811	374,604	9/1/2024
	Serface Care, Inc.		Senior Secured	12.3%		597,411	344,785	—	*
	Stay Alfred, Inc.		Senior Secured	18.0%		8,664,902	6,579,267	389,239	*
	Verishop, Inc.		Senior Secured	12.6%		1,550,491	1,538,028	1,538,028	12/1/2024
Internet Total		17.8%				$14,677,993	$12,263,942	$5,171,392

Medical Devices
	CytoVale, Inc.		Senior Secured	12.0%		$237,838	$236,633	$236,633	1/1/2024
	Medrobotics Corporation, Inc.		Senior Secured	18.0%		10,000,000	8,895,103	—	*
Medical Devices Total		0.8%				$10,237,838	$9,131,736	$236,633

Other Healthcare
	GoForward, Inc.		Senior Secured	11.5%		$700,470	$694,412	$694,412	9/1/2023
	GoForward, Inc.		Senior Secured	11.5%		1,343,517	1,333,215	1,333,215	6/1/2024
	GoForward, Inc. Subtotal					2,043,987	2,027,627	2,027,627
	Hello Heart Inc.		Senior Secured	11.0%		138,278	137,905	137,905	11/1/2023
	Myolex, Inc.		Senior Secured	18.0%		762,531	726,537	—	*
	Therapydia, Inc.		Senior Secured	12.5%		14,158	14,130	14,130	9/1/2023
Other Healthcare Total		7.5%				$2,958,954	$2,906,199	$2,179,662

Other Technology
	Abiquo Group, Inc. ** ^		Senior Secured	18.0%		$53,294	$53,294	$—	*
	Aclima, Inc.		Senior Secured	12.0%		299,211	293,682	293,682	10/1/2023
	Antitoxin Technologies Inc. ** ^		Senior Secured	11.5%		153,380	100,831	30,707	*
	Beautiful Beanfields, Inc.		Senior Secured	6.0%		275,000	255,324	255,324	*
	BloomTech Inc.		Senior Secured	11.3%		253,122	253,122	253,122	5/1/2026
	Fitplan, Inc. ** ^		Senior Secured	12.5%		236,896	224,713	224,713	11/1/2023
	Flo Water, Inc.		Senior Secured	11.8%		379,769	376,080	376,080	12/1/2023
	Higher Ground Education, Inc.		Senior Secured	12.5%		34,992	34,938	34,938	8/1/2023
	NewGlobe Education, Inc. ** ^		Senior Secured	12.5%		265,535	264,308	264,308	8/1/2023
	Noteleaf, Inc.		Senior Secured	18.0%		2,277,124	1,836,011	—	*
	Opya, Inc.		Senior Secured	12.0%		90,352	89,523	89,523	11/1/2023
	Plae Co.		Senior Secured	2.7%		667,500	33,375	33,375	*
	Romaine Empire, Inc.		Senior Secured	12.3%		566,104	563,028	563,028	9/1/2023
	SMS OPCO LLC		Senior Secured	8.0%		29,942	11,192	—	*
	Sustainable Living Partners, LLC		Senior Secured	12.5%		1,653,479	1,412,972	1,373,399	*

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	UniEnergy Technologies LLC		Senior Secured	18.0%		1,120,954	1,078,852	181,327	*
	Velo Holdings Limited		Senior Secured	12.0%		2,471,720	1,510,732	1,510,732	*
	Wheels Labs, Inc.		Senior Secured	12.0%		1,000,000	898,983	898,983	*
Other Technology Total		22.0%				$11,828,374	$9,290,960	$6,383,241

Software
	Estify, Inc.		Senior Secured	18.0%		$842,819	$559,345	$—	*
	Metarail, Inc.		Senior Secured	18.0%		709,588	700,656	47,254	*
	Parkoursc, Inc.		Senior Secured	12.0%		367,349	365,124	365,124	9/1/2024
	Parkoursc, Inc.		Senior Secured	12.0%		104,415	103,806	103,806	8/1/2023
	Parkoursc, Inc. Subtotal					471,764	468,930	468,930
	Truthset, Inc.		Senior Secured	12.5%		326,739	274,328	225,636	9/1/2024
Software Total		2.5%				$2,350,910	$2,003,259	$741,820

Technology Services
	Blazent, Inc.		Senior Secured	12.0%		$1,135,737	$307,926	$94,511	*
	Klar Holdings Limited ** ^		Senior Secured	14.2%	4.0%	19,409	19,342	19,342	7/1/2023
	Loansnap Holdings Inc. **		Senior Secured	11.0%		313,240	304,886	226,866	*
Technology Services Total		1.2%				$1,468,386	$632,154	$340,719
		51.8%				$43,700,965	$36,402,538	$15,053,467

				Percent of Net Assets		Cost		Fair Value
Cash Equivalents
First American Government Obligations Fund				47.6%		$13,825,807		$13,825,807
Total Cash Equivalents				47.6%		$13,825,807		$13,825,807

* As of June 30, 2023, loans with a cost basis of $26.3 million and a fair value of $5.0 million were classified as non-accrual. These loans have been accelerated from their original maturity and are due in their entirety. During the period for which these loans have been on non-accrual status, no interest income has been recognized.

** Indicates assets that the Fund deems “non-qualifying assets.” As of June 30, 2023, 5.4% of the Fund’s total assets represented non-qualifying assets. Under Section 55(a) of the 1940 Act, the Fund is prohibited from acquiring any additional non-qualifying assets unless, at the time of acquisition, certain specified qualifying assets (e.g., securities issued by an “eligible portfolio company,” as defined in Section 2(a)(46)) represent at least 70% of its total assets. As part of this calculation, the numerator consists of the fair value of the Fund’s investments in all eligible portfolio companies, and the denominator consists of total assets less those assets described in Section 55(a)(7) of the 1940 Act.

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
    As of June 30, 2023, all loans were made to non-affiliates.

See notes to condensed financial statements (unaudited).

VENTURE LENDING & LEASING VIII, INC.

CONDENSED SCHEDULE OF INVESTMENTS (UNAUDITED)
AS OF DECEMBER 31, 2022

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
Biotechnology
	Driver Bioengineering, Inc.		Senior Secured	11.0%		$55584	$54428	$54428	4/1/2023
	Driver Bioengineering, Inc.		Senior Secured	11.0%		192,798	191,887	191,887	6/1/2023
	Driver Bioengineering, Inc. Subtotal					248,382	246,315	246,315
	Orpheus Therapeutics, Inc.		Senior Secured	18.0%		178,510	174,288	—	*
	Quartzy, Inc.		Senior Secured	12.0%		618,402	612,373	612,373	5/1/2024
	Quartzy, Inc.		Senior Secured	12.0%		684,617	677,177	677,177	7/1/2024
	Quartzy, Inc.		Senior Secured	12.0%		202,740	196,508	196,508	8/1/2023
	Quartzy, Inc. Subtotal					1,505,759	1,486,058	1,486,058
Biotechnology Total		4.3%				$1,932,651	$1,906,661	$1,732,373

Computers & Storage
	Canary Connect, Inc.		Senior Secured	12.8%		$283,713	$282,621	$282,621	3/1/2023
Computers & Storage Total		0.7%				$283,713	$282,621	$282,621

Internet
	Ainsly, Inc. ** ^		Senior Secured	12.5%		$82,401	$79,368	$79,368	9/1/2023
	Daily Muse, Inc.		Senior Secured	11.0%		2,908,293	2,902,568	2,902,568	12/1/2024
	Lenddo International ** ^		Senior Secured	18.0%		545,048	544,703	—	*
	Merchbar, Inc.		Senior Secured	11.8%		56,203	55,817	55,817	3/1/2023
	OneLocal, Inc. ** ^		Senior Secured	12.3%		465,894	458,470	458,470	3/1/2023
	RenoFi, Inc.		Senior Secured	12.0%		55,563	55,291	55,291	6/1/2023
	RenoFi, Inc.		Senior Secured	12.0%		55,533	54,685	54,685	6/1/2023
	RenoFi, Inc. Subtotal					111,096	109,976	109,976
	Residently USA, LLC ** ^		Senior Secured	12.0%		431,102	400,184	320,718	9/1/2024
	Serface Care, Inc.		Senior Secured	12.3%		597,411	349,785	14,176	*
	Stay Alfred, Inc.		Senior Secured	18.0%		8,664,902	6,579,267	389,238	*
	Verishop, Inc.		Senior Secured	12.6%		1,931,034	1,910,712	1,910,712	12/1/2024
Internet Total		15.6%				$15,793,384	$13,390,850	$6,241,043

Medical Devices
	Ablacon, Inc.		Senior Secured	11.0%		279,146	278,538	278,538	3/1/2023
	Ablacon, Inc.		Senior Secured	11.0%		279,043	277,395	277,395	3/1/2023
	Ablacon, Inc. Subtotal					558,189	555,933	555,933
	CytoVale, Inc.		Senior Secured	12.0%		368,168	364,332	364,332	11/1/2023
	Medrobotics Corporation, Inc.		Senior Secured	18.0%		10,000,000	8,895,103	—	*
	Renovia, Inc.		Senior Secured	18.0%		4,416,737	4,183,124	2,950,420	*
Medical Devices Total		9.7%				$15,343,094	$13,998,492	$3,870,685

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
Other Healthcare
	GoForward, Inc.		Senior Secured	11.5%		$1,959,766	$1,938,067	$1,938,067	6/1/2024
	GoForward, Inc.		Senior Secured	11.5%		2,042,690	1,999,322	1,999,322	9/1/2023
	GoForward, Inc. Subtotal					4,002,456	3,937,389	3,937,389
	Hello Heart Inc.		Senior Secured	11.0%		148,189	147,825	147,825	4/1/2023
	Hello Heart Inc.		Senior Secured	11.0%		185,184	183,753	183,753	4/1/2023
	Hello Heart Inc.		Senior Secured	11.0%		296,095	294,517	294,517	11/1/2023
	Hello Heart Inc. Subtotal					629,468	626,095	626,095
	HumanAPI, Inc.		Senior Secured	11.8%		352,506	349,409	349,409	7/1/2023
	Myolex, Inc.		Senior Secured	18.0%		762,531	726,537	—	*
	Therapydia, Inc.		Senior Secured	12.0%	1.7%	14,158	14,030	14,030	3/1/2023
	Therapydia, Inc.		Senior Secured	11.5%		9,694	9,682	9,682	1/1/2023
	Therapydia, Inc.		Senior Secured	12.5%	1.7%	25,788	25,788	25,788	6/1/2023
	Therapydia, Inc. Subtotal					49,640	49,500	49,500
Other Healthcare Total		12.4%				$5,796,601	$5,688,930	$4,962,393

Other Technology
	Abiquo Group, Inc. ** ^		Senior Secured	18.0%		$ 53,294	$ 53,294	$ 13,323	*
	Aclima, Inc.		Senior Secured	12.0%		726,279	697,474	697,474	10/1/2023
	Antitoxin Technologies Inc. ** ^		Senior Secured	11.5%		159,602	115,166	101,203	*
	ATeam Army, Inc.		Senior Secured	12.0%		186,965	185,327	185,327	4/1/2023
	Beautiful Beanfields, Inc.		Senior Secured	6.0%		275,000	263,574	263,574	*
	BloomTech Inc.		Senior Secured	11.3%		728,813	728,813	728,813	8/1/2023
	BloomTech Inc.		Senior Secured	11.3%		1,281,243	1,264,684	1,264,684	7/1/2023
	BloomTech Inc. Subtotal					2,010,056	1,993,497	1,993,497
	Brightside Benefit, Inc.		Senior Secured	12.4%		97,039	96,855	96,855	3/1/2023
	BW Industries, Inc.		Senior Secured	11.8%		408,466	406,837	406,837	6/1/2023
	BW Industries, Inc.		Senior Secured	11.8%		342,089	336,699	336,699	5/1/2023
	BW Industries, Inc. Subtotal					750,555	743,536	743,536
	Fitplan, Inc. ** ^		Senior Secured	12.5%		505,434	455,724	455,724	11/1/2023
	Flo Water, Inc.		Senior Secured	11.8%		737,971	724,862	724,862	12/1/2023
	Higher Ground Education, Inc.		Senior Secured	12.5%		207,813	207,283	207,283	4/1/2023
	Higher Ground Education, Inc.		Senior Secured	12.5%		86,147	85,879	85,879	5/1/2023
	Higher Ground Education, Inc.		Senior Secured	12.5%		87,938	87,636	87,636	1/1/2023
	Higher Ground Education, Inc.		Senior Secured	12.5%		135,718	135,102	135,102	8/1/2023
	Higher Ground Education, Inc. Subtotal					517,616	515,900	515,900
	Hint, Inc.		Senior Secured	12.0%		1,216,016	1,187,962	1,187,962	6/1/2023
	Jiko Group, Inc.		Senior Secured	12.0%		777,818	769,951	769,951	6/1/2023
	Merlin Labs, Inc.		Senior Secured	11.0%		9,392	9,381	9,381	1/1/2023
	NewGlobe Education, Inc. ** ^		Senior Secured	12.5%		1,029,903	1,015,859	1,015,859	8/1/2023
	Noteleaf, Inc.		Senior Secured	18.0%		2,277,124	1,861,011	—	*
	Opya, Inc.		Senior Secured	12.0%		193,005	189,520	189,520	11/1/2023
	Percepto, Inc.		Senior Secured	12.2%		80,187	79,373	79,373	4/1/2023
	Plae Co.		Senior Secured	2.7%		667,500	33,375	33,375	*
	Romaine Empire, Inc.		Senior Secured	12.3%		1,744,683	1,720,818	1,720,818	9/1/2023

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	Saltbox, Inc.		Senior Secured	12.3%		95,430	94,606	94,606	6/1/2023
	SMS OPCO LLC		Senior Secured	8.0%		29,942	11,192	11,192	*
	Sustainable Living Partners, LLC		Senior Secured	12.5%		1,262,870	1,222,074	1,222,074	8/1/2023
	UniEnergy Technologies LLC		Senior Secured	18.0%		1,120,954	1,078,852	700,068	*
	Veev Group, Inc.		Senior Secured	12.5%		278,723	272,406	272,406	6/1/2023
	Veev Group, Inc.		Senior Secured	12.5%		836,345	833,200	833,200	6/1/2023
	Veev Group, Inc. Subtotal					1,115,068	1,105,606	1,105,606
	Velo Holdings Limited		Senior Secured	12.0%		2,471,720	1,659,035	1,265,212	*
	Wheels Labs, Inc.		Senior Secured	12.0%		1,000,000	920,675	920,675	*
Other Technology Total		40.3%				$21,111,423	$18,804,499	$16,116,947

Software
	Bloomboard, Inc.		Senior Secured	11.5%		$463,298	$—	$449,425	*
	Eskalera, Inc.		Senior Secured	10.5%		111,075	110,615	110,615	3/1/2023
	Estify, Inc.		Senior Secured	18.0%		842,819	559,344	—	*
	ICX Media, Inc.		Senior Secured	18.0%		712,318	554,085	538,868	*
	Medable, Inc.		Senior Secured	12.0%		151,008	150,084	150,084	2/1/2023
	Medable, Inc.		Senior Secured	12.0%		75,514	75,399	75,399	2/1/2023
	Medable, Inc. Subtotal					226,522	225,483	225,483
	Metarail, Inc.		Senior Secured	18.0%		709,588	700,656	47,254	*
	Parkoursc, Inc.		Senior Secured	12.0%		499,608	495,497	495,497	9/1/2024
	Parkoursc, Inc.		Senior Secured	12.0%		405,476	398,511	398,511	8/1/2023
	Parkoursc, Inc. Subtotal					905,084	894,008	894,008
	Safe Securities Inc.		Senior Secured	12.0%		37,760	37,500	37,500	2/1/2023
	Truthset, Inc.		Senior Secured	10.5%		336,132	321,852	273,159	1/1/2024
Software Total		6.5%				$4,344,596	$3,403,543	$2,576,312

Technology Services
	Blazent, Inc.		Senior Secured	12.0%		$1,135,737	$307,926	$125,176	*
	Klar Holdings Limited ** ^		Senior Secured	14.2%	4.0%	73,594	72,510	72,510	7/1/2023
	Loansnap Holdings Inc. **		Senior Secured	11.0%		313,240	261,551	203,076	6/1/2023
Technology Services Total		1.0%				$1,522,571	$641,987	$400,762
Grand Total Loans		90.5%				$66,128,033	$58,117,583	$36,183,136

	Percent of Net Assets	Cost	Fair Value
Cash Equivalents
First American Government Obligations	7.8%	$3,135,402	$3,135,402
Total Cash Equivalents	7.8%	$3,135,402	$3,135,402
* As of December 31, 2022, loans with a cost basis of $29.6 million and a fair value of $7.8 million were classified as non-accrual. These loans have been accelerated from their original maturity and are due in their entirety. During the period for which these loans have been on non-accrual status, no interest income has been recognized.

** Indicates assets that the Fund deems “non-qualifying assets.” As of December 31, 2022, 6.9% of the Fund’s total assets represented non-qualifying assets. Under Section 55(a) of the 1940 Act, the Fund is prohibited from acquiring any additional non-qualifying assets unless, at the time of acquisition, certain specified qualifying assets (e.g., securities issued by an “eligible portfolio company,” as defined in Section 2(a)(46)) represent at least 70% of its total assets. As part of this calculation, the numerator consists of the fair value of the Fund’s investments in all eligible portfolio companies, and the denominator consists of total assets less those assets described in Section 55(a)(7) of the 1940 Act.

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
In the Manager’s opinion, the accompanying condensed interim financial statements (hereafter referred to as “financial statements”) include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the three and six months ended June 30, 2023 are not necessarily indicative of what the results would be for a full year. These financial statements should be read in conjunction with the financial statements and the notes included in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2022.
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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and money market mutual funds with maturities of or the ability to redeem or liquidate holdings within 90 days or less. Cash and cash equivalents are held in three bank accounts with two financial institutions, Mitsubishi UFJ Financial Group, Inc. ("MUFG Bank") and U.S. Bank National Association ("US Bank"), and as a result are subject to custodial concentration risk for cash and cash equivalents. Any cash held at US Bank in excess of the Federal Deposit Insurance Corporation (“FDIC”) limit of $250,000 is uninsured by the FDIC, while all cash held at MUFG Bank is uninsured by the FDIC. Money market mutual funds held as cash equivalents are valued at their most recently traded net asset value. Within cash and cash equivalents, as of June 30, 2023, the Fund held 13,825,807 units in the First American Government Obligations Fund, valued at $1 per unit at a yield of 4.97%, and $190,000 of cash, which together represented 48.23% of the net assets of the Fund. Within cash and cash equivalents, as of December 31, 2022, the Fund held 3,135,402 units in the First American Government Obligations Fund, valued at $1 per unit at a yield of 4.06%, and $90,090 in cash, which together represented 8.06% of the net assets of the Fund.
Interest Income
Interest income on loans is recognized on an accrual basis using the effective interest method including amounts resulting from the accretion of discount on loans included as additional compensation as part of the loan agreements. Additionally, fees received as part of the transaction are added to the loan discount and accreted over the life of the loan.

Realized Gains and Losses from Loans
Realized gains or losses on the sale of loans are computed using the difference between the amortized cost and the sales proceeds. Realized losses on loan write-offs are recognized when management determines that a loan is uncollectible.

Investment Valuation

The Fund accounts for loans for which market quotations are not readily available at fair value as determined in good faith by the Manager, who has been appointed as the Fund’s valuation designee, pursuant to Rule 2a-5 under the 1940 Act. Subject to the oversight of the Fund’s Board, all valuations are determined under the direction of the Manager, in accordance with the valuation methods described below and Rule 2a-5.

As of June 30, 2023 and December 31, 2022, the financial statements included nonmarketable investments of $15.1 million and $36.2 million, respectively, (or 51.2% and 89.3% of the total assets, respectively), with the fair values determined by the Manager in the absence of readily determinable market values. Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the fair values that would have been used had a readily available market for the securities existed, and the differences could be material. Below is the information used by the Manager in making these estimates.

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
As of June 30, 2023, loans with a cost basis of $26.3 million and a fair value of $5.0 million were classified as non-accrual. As of December 31, 2022, loans with a cost basis of $29.6 million and a fair value of $7.8 million were classified as non-accrual.

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

The remaining expected lives of warrants are based on historical experience of the average life of the warrants, as warrants are often exercised in the event of acquisitions, mergers, or initial public offerings, and terminated due to events such as bankruptcies, restructuring activities, or additional financings. These events cause the expected term to be less than the remaining contractual term of the warrants. As of June 30, 2023 and December 31, 2022, the Fund assumed the average duration of a warrant is 4.0 years. The effect of a hypothetical increase in the estimated initial term of the warrants used in the Black-Scholes option pricing model would have the effect of increasing the fair value of the warrants. However, the estimated initial term of the warrants is one factor, of many, used in the valuation of warrants, and by itself does not have a significant impact on the results of operations.

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
3. FAIR VALUE DISCLOSURES
The Fund provides asset-based financing primarily to start-up and emerging growth venture-backed companies pursuant to commitments whereby the Fund agrees to finance assets and provide working or growth capital up to a specified amount for the term of the commitment, upon the terms and subject to the conditions specified by such commitment. Even though these loans are generally secured by the assets of the borrowers, the Fund in most cases is subject to the credit risk of such companies. As of June 30, 2023 and December 31, 2022, the Fund’s investments in loans were primarily to companies based within the United States and were diversified among borrowers in the industry segments shown in the Condensed Schedules of Investments. All loans are senior to unsecured creditors and other secured creditors, unless otherwise indicated in the Condensed Schedules of Investments.

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

The following tables show the weighted-average interest rate of the performing loans and all loans:

	For the three months ended		For the six months ended
Performing Loans	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Weighted-Average Interest Rate - Cash	13.11%	20.28%	12.12%	16.07%
Weighted-Average Interest Rate- Non-Cash	2.32%	2.74%	2.58%	3.97%
Weighted-Average Interest Rate	15.43%	23.02%	14.70%	20.04%

	For the three months ended		For the six months ended
All Loans	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Weighted-Average Interest Rate - Cash	9.95%	21.08%	13.36%	18.62%
Weighted-Average Interest Rate- Non-Cash	1.68%	2.52%	2.00%	3.69%
Weighted-Average Interest Rate	11.63%	23.60%	15.36%	22.31%

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

There were no transfers in and out of Level 1, 2 or 3 during the six months ended June 30, 2023 and 2022.

The Fund’s cash equivalents were valued at the traded net asset value of the money market fund. As a result, these measurements are classified as Level 1. The Fund’s loan investments are individually negotiated and unique, and because there is little to no market in which these assets trade, the unobservable inputs for these assets are valued using estimated exit values. As a result, the Fund’s loan investments are classified as Level 3.

The following tables provide quantitative information about the Fund’s Level 3 fair value measurements of the Fund’s investments by industry as of June 30, 2023 and December 31, 2022. In addition to the techniques and inputs noted in the tables below, the Fund may also use other valuation techniques and methodologies when determining its fair value measurements.

Investment Type - Level 3
Loan Investments	Fair Value at June 30, 2023	Valuation Techniques / Methodologies	Unobservable Input	Range	Weighted Average (a)

Biotechnology	$—	Asset recovery	Probability Weighing of Alternative Outcomes	100% *

Internet	5,171,392	Hypothetical market analysis	Hypothetical market coupon rate	11% - 21%	13%
		Asset recovery	Probability Weighing of Alternative Outcomes	5% - 100%^

Medical Devices	236,633	Hypothetical market analysis	Hypothetical market coupon rate	*	14%
		Asset recovery	Probability Weighing of Alternative Outcomes	100%*

Other Healthcare	2,179,662	Hypothetical market analysis	Hypothetical market coupon rate	12% - 14%	14%
		Asset recovery	Probability Weighing of Alternative Outcomes	100% *

Other Technology	6,383,241	Hypothetical market analysis	Hypothetical market coupon rate	11% - 34%	18%
		Asset recovery	Probability Weighing of Alternative Outcomes	5% - 100%^

Software	741,820	Hypothetical market analysis	Hypothetical market coupon rate	*	13%
		Asset recovery	Probability Weighing of Alternative Outcomes	10% - 100%

Technology Services	340,719	Asset recovery	Probability Weighing of Alternative Outcomes	5% - 100%

Total Loan Investments	$15,053,467

(a) The weighted average hypothetical market coupon rates were calculated using the fair value of the loans.
* There is only one loan within the industry.
^ Probability weightings vary among portfolio companies within each industry based on different potential future outcomes.

Investment Type - Level 3
Loan Investments	Fair Values at December 31, 2022	Valuation Techniques / Methodologies	Unobservable Input	Range	Weighted Average (a)

Biotechnology	$1,732,373	Hypothetical market analysis	Hypothetical market coupon rate	14%	14%
		Asset Recovery	Probability weighting of alternative outcomes	100% *

Computers and Storage	282,621	Hypothetical market analysis	Hypothetical market coupon rate	*	15%

Internet	6,241,043	Hypothetical market analysis	Hypothetical market coupon rate	11% - 22%	13%
		Asset Recovery	Probability weighting of alternative outcomes	5% - 100% ^

Medical Devices	3,870,685	Hypothetical market analysis	Hypothetical market coupon rate	13% - 14%	14%
		Asset Recovery	Probability weighting of alternative outcomes	5% - 100% ^

Other Healthcare	4,962,393	Hypothetical market analysis	Hypothetical market coupon rate	13% - 15%	15%
		Asset Recovery	Probability weighting of alternative outcomes	100%^

Other Technology	16,116,947	Hypothetical market analysis	Hypothetical market coupon rate	14% - 34%	17%
		Asset Recovery	Probability weighting of alternative outcomes	1% - 100% ^

Software	2,576,312	Hypothetical market analysis	Hypothetical market coupon rate	13% - 18%	15%
		Asset Recovery	Probability weighting of alternative outcomes	5% -100%^

Technology Services	400,762	Hypothetical market analysis	Hypothetical market coupon rate	*	18%
		Asset Recovery	Probability weighting of alternative outcomes	3% - 60% ^

Total Loan Investments	$36,183,136
(a) The weighted average hypothetical market coupon rates were calculated using the fair value of the loans.
* There is only one loan within the industry.
^ Probability weightings vary among portfolio companies within each industry based on different potential future outcomes.

The following tables present the balances of assets and liabilities as of June 30, 2023 and December 31, 2022 measured at fair value on a recurring basis:

As of June 30, 2023
ASSETS:	Level 1	Level 2	Level 3	Total
Loans†	$—	$—	$15,053,467	$15,053,467
Cash equivalents	13,825,807	—	—	13,825,807
Total assets	$13,825,807	$—	$15,053,467	$28,879,274

As of December 31, 2022
ASSETS:	Level 1	Level 2	Level 3	Total
Loans†	$—	$—	$36,183,136	$36,183,136
Cash equivalents	3,135,402	—	—	3,135,402
Total assets	$3,135,402	$—	$36,183,136	$39,318,538

† For a detailed listing of borrowers comprising this amount, please refer to the Condensed Schedules of Investments.

The following tables provide a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Three Months Ended June 30, 2023		For the Six Months Ended June 30, 2023
	Loans	Warrants	Loans	Warrants
Beginning balance	$23,810,122	$—	$36,183,136	$—
Acquisitions and originations	—	232,590	—	280,475
Principal payments on loans, net of accretion	(8,832,203)	—	(21,059,183)	—
Distributions to shareholder	—	(232,590)	—	(280,475)
Net change in unrealized gain from loans	70,068	—	585,375	—
Net realized gain (loss) from loans	5,480	—	(655,861)	—
Ending balance	$15,053,467	$—	$15,053,467	$—
Net change in unrealized gain (loss) from loans relating to loans still held at June 30, 2023	$70,068		$(213,120)

	For the Three Months Ended June 30, 2022		For the Six Months Ended June 30, 2022
	Loans	Warrants	Loans	Warrants	Stocks
Beginning balance	$89,617,574	$—	$108,465,616	$—	$—
Acquisitions and originations	—	67,910	—	100,172	2,090,759
Principal payments on loans, net of accretion	(28,645,452)	—	(49,252,086)	—	—
Distributions to shareholder	—	(67,910)	—	(100,172)	(2,090,759)
Net change in unrealized gain from loans	1,433,959	—	3,822,491	—	—
Net realized loss from loans	(1,063,601)	—	(1,693,541)	—	—
Ending balance	$61,342,480	$—	$61,342,480	$—	$—
Net change in unrealized gain from loans relating to loans still held at June 30, 2022	$573,918		$1,389,334

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
5.    CAPITAL STOCK
As of both June 30, 2023 and December 31, 2022, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding. Total committed capital of the Company, as of both June 30, 2023 and December 31, 2022, was $423.6 million. Total contributed capital to the Company through June 30, 2023 and December 31, 2022 was $415.2 million, of which $356.1 million was contributed to the Fund.

The chart below shows the distributions of the Fund for the six months ended June 30, 2023 and 2022.

	For the Six Months Ended June 30, 2023	For the Six Months Ended June 30, 2022
Cash distributions	$12,000,000	$16,500,000
Distributions of equity securities	280,475	2,190,931
Total distributions to shareholder	$12,280,475	$18,690,931

Final classification of the distributions as either a return of capital or a distribution of income is an annual determination made at the end of each year dependent upon the Fund’s current year cumulative earnings and profits.
6. DEBT FACILITY
On April 5, 2016, the Fund established a secured, syndicated revolving loan facility in an initial amount up to $150.0 million (the “Loan Agreement”) led by Wells Fargo, N.A. and MUFG Union Bank, N.A. On September 11, 2017, the Loan Agreement was amended and the borrowing availability thereunder increased the size of the facility to $280.0 million.

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
Management Fees of $0.2 million and $0.4 million were recognized as expenses for the three months ended June 30, 2023 and 2022, respectively. Management Fees of $0.4 million and $1.0 million were recognized as expenses for the six months ended June 30, 2023 and 2022, respectively.
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
The following table shows the effect of the Fund’s derivative instruments on the Fund’s Condensed Statements of Operations:

		For the Three Months Ended		For the Six Months Ended
Derivative Instruments	Condensed Statements of Operations Caption	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Interest rate collar	Net change in unrealized gain (loss) from derivative instruments	$—	$(62,583)	$—	$4,733
	Net realized gain from derivative instruments	$—	$71,500	$—	$64,393

9. TAX STATUS
The Fund has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986 (the “Code”) and operates in a manner to qualify for the tax treatment applicable to RICs. Failing to maintain at least 70% of total assets in “qualifying assets” will result in the loss of BDC status, resulting in losing its favorable tax treatment as a RIC. As of June 30, 2023, the Fund has met the BDC and RIC requirements. The Fund elected to be treated for federal income tax purposes as a RIC under the Code with the filing of its federal corporate income tax return for 2016.

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

Below are tables summarizing the cost of investments for federal income tax purposes and the appreciation and depreciation of the investments reported on the Condensed Schedules of Investments and Condensed Statements of Assets and Liabilities as of June 30, 2023 and December 31, 2022:

	As of June 30, 2023
Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Loans	$36,402,538	$—	$(21,349,071)	$(21,349,071)
Total	$36,402,538	$—	$(21,349,071)	$(21,349,071)

	As of December 31, 2022
Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Loans	$58,117,583	$449,425	$(22,383,872)	$(21,934,447)
Total	$58,117,583	$449,425	$(22,383,872)	$(21,934,447)

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

Book and tax basis differences relating to shareholder dividends and distributions and other permanent book and tax differences are reclassified among the Fund’s capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from U.S. GAAP. The determination of the tax attributes of the Fund’s distributions is made annually as of the end of the Fund’s taxable year and is generally based upon its taxable income for the full taxable year and distributions paid for the full taxable year. As a result, a determination made on a quarterly basis may not be representative of the actual tax attributes of the Fund’s distributions for a full taxable year. As of June 30, 2023, the Fund had determined the tax attributes of its distributions taxable year-to-date to be from its current and accumulated earnings and profits.  There is not yet, however, certainty as to what the actual tax attributes of the Fund’s distributions to the shareholders will be by the year-ending December 31, 2023.

The Fund anticipates distributing all distributable earnings by the end of the year. The Fund may pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce the shareholder’s tax basis in its shares.

The Fund’s tax returns remain open for examination by the federal government for a period of three years and California tax authorities for a period of four years from when they are filed. As of June 30, 2023, the Fund had no uncertain tax positions and no capital loss carryforwards.
10. CONTINGENCIES
In the normal course of business, the Manager may enter into certain contracts, on behalf of the Fund, that contain a variety of indemnifications. The Fund’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made that have not yet occurred. Currently, no such claims exist or are expected to arise and, accordingly, the Fund has not accrued any liability in connection with such indemnifications.
11. FINANCIAL HIGHLIGHTS
U.S. GAAP requires disclosure of financial highlights of the Fund for the three and six months ended June 30, 2023 and 2022.

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

The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

Total return **	1.70%	6.56%	3.80%	15.35%

Per share amounts:
Net asset value, beginning of period	$407.74	$686.60	$399.94	$653.91
Net investment income	4.45	34.94	14.19	70.68
Net realized and change in unrealized gain (loss) from loans and derivative instruments	0.75	3.80	(0.70)	21.98
Net increase in net assets resulting from operations	5.20	38.74	13.49	92.66
Distributions of income to shareholder	(7.15)	(33.16)	(7.64)	(54.39)
Return of capital to shareholder	(115.17)	(132.52)	(115.17)	(132.52)
Net asset value, end of period	$290.62	$559.66	$290.62	$559.66
Net assets, end of period	$29,062,241	$55,966,376	$29,062,241	$55,966,376

Ratios to average net assets:

Expenses*	3.34%	6.40%	4.02%	8.18%
Net investment income*	5.67%	23.04%	7.96%	22.43%
Portfolio turn-over rate	—%	—%	—%	—%
Average debt outstanding	$—	$20,125,000	$—	$29,071,429

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

The Fund will seek to meet the ongoing requirements, including the diversification requirements, to qualify as a RIC under the Code. If the Fund fails to meet these requirements, it will be taxed as an ordinary corporation on its taxable income for that year (even if that income is distributed to the Company) and all distributions out of its earnings and profits will be taxable to the members of the Company as ordinary income; thus, such income will be subject to a double layer of taxation. There is no assurance that the Fund will meet the ongoing requirements to qualify as a RIC for tax purposes.

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

Transactions with Venture Lending & Leasing IX, Inc. (“Fund IX”)

The Manager also serves as investment manager for Fund IX. The Fund’s Board determined that so long as Fund IX has capital available to invest in loan transactions with final maturities earlier than December 31, 2028 (the date on which Fund IX will be dissolved), the Fund may invest in each portfolio company in which Fund IX invests. Generally, the amount of each investment will be allocated 50% to the Fund and 50% to Fund IX, or such other allocations as may be determined by the respective Fund Boards, so long as the Fund has capital available to invest. The ability of the Fund to co-invest with Fund IX, and other clients advised by the Manager, is subject to the conditions (the “Conditions”) with which the Funds are currently complying while seeking certain exemptive relief from the SEC from the provisions of Sections 17(d) and 57 of the 1940 Act and Rule 17d-1 thereunder. Effective December 31, 2022, Fund IX was no longer permitted to enter into new commitments to borrowers; however, Fund IX is permitted to fund existing commitments through December 31, 2023. To the extent that clients, other than Fund IX, advised by the Manager (but in which the Manager has no proprietary interest) invest in opportunities available to the Fund, the Manager will allocate such opportunities among the Fund and such other clients in a manner deemed fair and equitable considering all of the circumstances in accordance with the Conditions.

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

Global and domestic financial markets have experienced an increase in volatility as concerns about the impact of higher inflation, rising interest rates, a potential recession and the current conflict in Ukraine have weighed on market participants. These factors have created disruptions in supply chains, and economic activity and have had a particularly adverse impact on certain industries. These uncertainties can ultimately impact the overall supply and demand of the market through changing spreads, deal terms and structures. The Fund is unable to predict the full impact of these macroeconomic events on the Fund's liquidity and capital resources.

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

The Fund believes its existing cash balance, scheduled monthly payments from borrowers, and the Company’s recallable distributions will be sufficient to satisfy its working capital needs and other liquidity requirements associated with its existing operations.

Results of Operations - For the Three and Six Months Ended June 30, 2023 and 2022

Analysis of Interest Income

Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants, and new loans funded during the year.

The following table shows the average balance, interest income, and weighted average interest rate for the cash and non-cash portion of interest income for the three months ended June 30, 2023 and 2022.

	For the Three Months Ended June 30, 2023				For the Three Months Ended June 30, 2022
	Average Outstanding Balance	Interest Income	Weighted Average Interest Rate - Cash Portion	Weighted Average Interest Rate - Non-Cash Portion	Average Outstanding Balance	Interest Income	Weighted Average Interest Rate - Cash Portion	Weighted Average Interest Rate - Non-Cash Portion
Performing Loans	$13,909,660	$536,567	13.11%	2.32%	$69,464,327	$3,998,402	20.28%	2.74%
All Loans	$19,179,740	$557,753	9.95%	1.68%	$75,538,431	$4,457,018	21.08%	2.52%

Interest income for both performing loans and all loans decreased by $3.5 million and $3.9 million, or 86.6% and 87.5%, respectively, for the three months ended June 30, 2023 compared to the same period in 2022. The decrease in interest income was due primarily to the decline in the loan investment portfolio as there were no new loans to offset the loans being paid down. The average outstanding balance for performing loans and all loans decreased by $55.6 million and $56.4 million, or 80.0% and 74.6%, respectively, for the three months ended June 30, 2023 compared to the same period in 2022.
The following table shows the average balance, interest income, and weighted average interest rate for the cash and non-cash portion of interest income for the six months ended June 30, 2023 and 2022.

	For the Six Months Ended June 30, 2023				For the Six Months Ended June 30, 2022
	Average Outstanding Balance	Interest Income	Weighted Average Interest Rate - Cash Portion	Weighted Average Interest Rate - Non-Cash Portion	Average Outstanding Balance	Interest Income	Weighted Average Interest Rate - Cash Portion	Weighted Average Interest Rate - Non-Cash Portion
Performing Loans	$18,737,806	$1,376,881	12.12%	2.58%	$79,844,439	$8,001,108	16.07%	3.97%
All Loans	$24,237,778	$1,861,365	13.36%	2.00%	$86,404,331	$9,639,231	18.62%	3.69%
Interest income for both performing loans and all loans decreased by $6.6 million and $7.8 million, or 82.8% and 80.7%, respectively, for the six months ended June 30, 2023 compared to the same period in 2022. The decrease is primarily due to decrease in the loan investment portfolio. The average outstanding balance for performing loans and all loans decreased by $61.1 million and $62.2 million, or 76.5% and 71.9%, respectively, for the six months ended June 30, 2023 compared to the same period in 2022.

Total investment income for the three months ended June 30, 2023 and 2022 was $0.7 million and $4.5 million, respectively. Total investment income for the six months ended June 30, 2023 and 2022 was $2.1 million and $9.6 million, respectively. Investment income primarily consisted of interest on the venture loans outstanding. The remaining income consisted of interest and dividends on the temporary investment of cash and other income from commitment fees and warrants.

Analysis of Interest Expense

Interest expense was comprised of amounts related to interest on debt amounts drawn down, unused credit line fees and amounts amortized from deferred fees incurred in conjunction with the debt facility. Effective September 8, 2022, the Fund paid off the loan and terminated the debt facility.

The following table shows the average balance, interest expense and weighted-average interest rate for the three and six months ended June 30, 2022.

	For the Three Months Ended June 30, 2022			For the Six Months Ended June 30, 2022
	Average Balance	Interest Expense	Int Expense Rate	Average Balance	Interest Expense	Int Expense Rate
Debt Facility	$20,125,000	$350,671	6.97%	$29,071,429	$766,870	5.28%

Analysis of Operating Expense

The following table shows the components of operating expense for the three and six months ended June 30, 2023 and 2022.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
Operating Expense	2023	2022	Change ($)	2023	2022	Change ($)
Management fees	$183,889	$413,993	$(230,104)	$442,703	$1,012,993	$(570,290)
Banking and professional fees	$37,672	$178,548	$(140,876)	$199,770	$749,828	$(550,058)
Other operating expenses	$40,650	$26,697	$13,953	$74,560	$49,451	$25,109
Total Operating Expense	$262,211	$619,238	$(357,027)	$717,033	$1,812,272	$(1,095,239)

Management fees were calculated as 2.5% of the Fund’s total assets and the decreases were due to declines in the Fund’s total assets due primarily to no new loan fundings to offset the loans being paid off.
Banking and professional fees decreased by $0.1 million and $0.6 million, or 78.9% and 73.4% for the three and six months ended June 30, 2023 compared to the same periods in 2022, due primarily to a reduction in legal expenses associated with loan workouts and reversal of litigation reserves during the period ended June 30, 2023.
Other operating expenses did not materially decrease for the three and six months ended June 30, 2023 compared to the same periods in 2022. Other operating expenses included director fees, custody fees, tax fees and other expenses related to the operations of the Fund.

Non-recurring fees

The Fund may receive non-recurring fees in connection with the origination and servicing of portfolio loans. Transactions in this category may include forfeited commitment fees and unamortized warrants that become recognized as other income after the loan commitment period expires. Other non-recurring fees include pre-payment fees which are recognized as other income in the period received. Legal fee reimbursements for deal due diligence and drafting of documents are recognized as offsets against legal expenses. Non-recurring fees for the three and six months ended June 30, 2023 and 2022 were less than $0.1 million.

Realized and Change in Unrealized Gains (Losses)

Net investment income for the three months ended June 30, 2023 and 2022, was $0.4 million and $3.5 million, respectively. Net investment income for the six months ended June 30, 2023 and 2022 was $1.4 million and $7.1 million, respectively.

Net realized gain (loss) from loans was less than $0.1 million and $(1.1) million for the three months ended June 30, 2023 and 2022, respectively. Net realized loss from loans was $0.7 million and $1.7 million for the six months ended June 30, 2023 and 2022, respectively. The primary reason for the losses were write-offs of non-accrual loans.

Net realized gain from derivative instruments were $0.1 million for both the three and six months ended June 30, 2022. There were no gains or losses for the three and six months ended June 30, 2023 as the derivative was terminated in June 2022. Realized gains in 2022 were the result of interest being received by the Fund on the derivative instruments when the cap rates of the interest rate collars were lower than the floating rate.

Net change in unrealized gain from loans was $0.1 million and $1.4 million for the three months ended June 30, 2023 and 2022, respectively. Net change in unrealized gain from loans was $0.6 million and $3.8 million for the six months ended June 30, 2023 and 2022, respectively. The net change in unrealized gain consisted of fair value adjustments to loans and the reversal of fair value adjustments previously taken against loans written off.

Net change in unrealized loss from derivative instruments was $0.1 million and an unrealized gain of less than $0.1 million for the three and six months ended June 30, 2022, respectively. There were no gains or losses for the three and six months ended June 30, 2023 as the derivative was terminated in June 2022. The net change in unrealized gain (loss) from derivative instruments from 2022 consisted of fair market value adjustments to the interest rate collar.

Net increase in net assets resulting from operations for the three months ended June 30, 2023 and 2022, was $0.5 million and $3.9 million, respectively. On a per share basis, the net increase in net assets resulting from operations for the three months ended June 30, 2023 and 2022 was $5.20 and $38.74, respectively.

Net increase in net assets resulting from operations for the six months ended June 30, 2023 and 2022, was $1.3 million and $9.3 million, respectively. On a per share basis, the net increase in net assets resulting from operations for the six months ended June 30, 2023 and 2022 was $13.49 and $92.66, respectively.

Liquidity and Capital Resources – June 30, 2023 and December 31, 2022

The Fund is owned entirely by the Company. The Company may make further contributions to the capital of the Fund to the extent of the Company’s members’ capital commitment to the Company and excess cash balances of the Company. Total capital contributed to the Fund was $356.1 million as of June 30, 2023 and December 31, 2022. As of both June 30, 2023 and December 31, 2022, the Company had subscriptions for capital in the amount of $423.6 million, of which $415.2 million had been called. The remaining $8.5 million has expired and can no longer be called. Per the operating agreement between the Company’s managing member and members of the Company, only 10% of committed capital may be recalled effective March 31, 2021. The Company made $42.4 million in recallable distributions to its investors, as permitted under its operating agreement between the Company’s managing member and members of the Company.

The changes in cash held by the Fund for the six months ended June 30, 2023 and 2022 were as follows:

	For the Six Months Ended June 30, 2023	For the Six Months Ended June 30, 2022
Net cash provided by operating activities	$22,790,315	$54,180,910
Net cash used in financing activities	(12,000,000)	(53,935,607)
Net increase in cash and cash equivalents	$10,790,315	$245,303

As of June 30, 2023 and December 31, 2022, 48.23% and 8.06%, respectively, of the Fund’s net assets consisted of cash and cash equivalents.

Net loan amounts outstanding after amortization and valuation adjustments decreased by $21.1 million for the six months ended June 30, 2023. As of June 30, 2023, all of the Fund’s unfunded commitments had expired.

As of	Cumulative Amount Disbursed	Principal Reductions and Fair Market Adjustments	Balance Outstanding - Fair Value
June 30, 2023	$937.9 million	$922.8 million	$15.1 million
December 31, 2022	$937.9 million	$901.7 million	$36.2 million

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

As of June 30, 2023, the Fund had a cash balance of $14.0 million and approximately $8.5 million in scheduled loan receivable payments over the next twelve months. Additionally, the Fund has access to $42.4 million in recallable distributions made by the Company to its investors. These amounts are sufficient to meet the operational expenses of the Fund over the next year.

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

Because all of the Fund’s loans impose a fixed interest rate upon funding, changes in short-term interest rates will not directly affect interest income associated with the loan portfolio as of June 30, 2023. However, changes in short-term interest rates could affect interest on the Fund’s short-term investments.
Based on the Fund’s Condensed Statements of Assets and Liabilities as of June 30, 2023, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in investments and cash balances.

Effect of Interest Rate Change By	Increase (Decrease) Other Income	Increase (Decrease) in Total Income
(0.50)%	$(70,079)	$(70,079)
1%	$140,158	$140,158
2%	$280,316	$280,316
3%	$420,474	$420,474
4%	$560,632	$560,632
5%	$700,790	$700,790
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

Changes in Internal Controls:

There have not been any changes in the Fund’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the Fund’s fiscal quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

During the fiscal quarter ended June 30, 2023, no director or officer of the Fund adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (in each case, as defined in Item 408 of Regulation S-K).

Item 6.  Exhibits

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

VENTURE LENDING & LEASING VIII, INC.
(Registrant)

By:	/s/ David R. Wanek	By:	/s/ Jared S. Thear
David R. Wanek		Jared S. Thear
President and Chief Executive Officer		Chief Financial Officer
(Principal Executive Officer)		(Principal Financial Officer)
Date:	August 11, 2023	Date:	August 11, 2023